Form 10-Q
period 1995-01-31
ELECTRIC & GAS TECHNOLOGY INC
filed 1995-03-15
CIK 785819

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
        (Mark One)
        [x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter period ended:  January 31, 1995

                                          OR

        [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_______________to________________
                     ____________________________________________

        Commission File:# 0-14754

                           ELECTRIC & GAS TECHNOLOGY, INC.
                (Exact Name of Registrant as specified in its Charter)


                  TEXAS                                        75-2059193
        (State or other Jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                    Identification No.)


                          13636 Neutron Road, Dallas, Texas         75244-4410
                      (Address of Principal Executive Offices)      (Zip Code)

                                    (214) 934-8797
                 (Registrant's telephone number, including area code)
                     ____________________________________________

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X
          NO

        The number of shares outstanding of each of the Issuer's Classes of Common Stock, as of the close of the period covered by this report:

        Common - $0.01 Par Value - 7,905,416 shares at March 6, 1995.

                  ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                  Index to Form 10-Q
                        For the Quarter Ended January 31, 1995

                                                                    Page

        Part I - Financial Information

             1.  Condensed Consolidated Financial Statements:

                  (a)  Condensed Consolidated Balance Sheets as
                       of January 31, 1995 and July 31, 1994        3

                  (b)  Condensed Consolidated Statements of
                       Operations for the three and six months
                       ended January 31, 1995 and 1994              4

                  (c)  Condensed Consolidated Statements of
                       Cash Flows for the six months ended
                       January 31, 1995 and 1994                    5

                  (d)  Notes to Condensed Consolidated
                       Financial Statements                         6-9

             2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                10-14

        Part II - Other Information

             Item 1 - Legal Proceedings                             15

             Item 6 - Exhibits and Reports on Form 8-K              15

             Signature (pursuant to General Instruction E)          16

             All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed
             Financial Statements or Notes thereto.


                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          January 31, 1995 and July 31, 1994
                                        ASSETS
                                                   January 31,      July 31,
                                                      1995            1994
        CURRENT ASSETS                             (Unaudited)
          Cash and cash equivalents                $   592,730     $   638,245
          Accounts receivable                        5,597,015       6,541,832
          Inventories                               11,051,503      11,902,684
          Prepaid expenses                              83,282         222,815
             Total current assets                   17,324,530      19,305,576
        PROPERTY, PLANT AND EQUIPMENT, net          10,017,654      10,223,493
        OTHER ASSETS
          Discontinued operations                      479,775         508,914
          Other assets                               1,850,111       1,042,125
             Total other assets                      2,329,886       1,551,039
        TOTAL ASSETS                               $29,672,070     $31,080,108

                         LIABILITIES AND STOCKHOLDERS' EQUITY
        CURRENT LIABILITIES
          Notes payable                            $ 5,890,796     $ 6,605,442
          Accounts payable                           3,972,285       4,815,477
          Accrued liabilities                        1,588,444       2,152,330
          Current maturities of long-term
            obligations                              1,802,271       1,482,163
             Total current liabilities              13,253,796      15,055,412
        LONG-TERM OBLIGATIONS
          Long-term obligations, less current
            maturities                               5,904,105       6,014,513
        STOCKHOLDERS' EQUITY
          Common stock, $.01 par value, 30,000,000
            shares authorized and issued 7,905,416      79,054          79,054
          Additional paid-in capital                 9,843,734       9,843,734
          Retained earnings                          2,520,503       1,961,482
          Pension liability adjustment                (473,823)       (473,823)
          Cumulative translation adjustment           (498,382)       (460,847)
                                                    11,471,086      10,949,600
          Less treasury stock, 294,992 shares in
            1995 and 289,992 shares in 1994,
            at cost                                   (956,917)       (939,417)
             Total stockholders' equity             10,514,169      10,010,183
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $29,672,070     $31,080,108

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three and Six Months Ended January 31, 1995 and 1994
                                     (Unaudited)

                                       Three months ended         Six months ended
                                          January 31,               January 31,
                                       1995         1994          1995         1994
        Sales                      $10,534,145  $11,059,274   $22,617,950  $23,121,938
        Cost of goods sold           8,256,593    7,945,093    17,010,110   16,814,383

          Gross profit               2,277,552    3,114,181     5,607,840    6,307,555

        Selling, general and
          administrative expenses    2,529,333    2,755,858     5,253,559    5,457,087

        Operating profit (loss)       (251,781)     358,323       354,281      850,468

        Other income and (expenses)
          Interest, net               (252,907)    (259,396)     (495,656)    (510,351)
          Other, net                   637,699       81,923       660,385       32,102

                                       384,792     (177,473)      164,729     (478,249)
        Earning before income taxes    133,011      180,850       519,010      372,219

        Provision  (credit) for
          income taxes                 (31,976)      10,477       (40,011)      33,198

        NET EARNINGS               $   164,987  $   170,373   $   559,021  $   339,021

        Earnings per common share:
          Net earnings                  $ 0.02       $ 0.02        $ 0.07       $ 0.05

        Weighted average number of
          common shares outstanding  7,610,424    7,446,637     7,610,424    7,446,637

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Six months ended January 31, 1995 and 1994
                                     (Unaudited)
                                                                 Six months ended
                                                                     January
                                                               1995           1994
        Increase (decrease) in cash:
        Cash flows from operating activities:
          Net earnings                                    $   559,021   $   339,021
          Adjustments to reconcile net earnings ( loss)
             to net cash provided by operating activities:
             Depreciation and amortization                    566,190       554,430
              Gain on sale of assets                         (614,579)           -
             Changes in assets and liabilities:
                Accounts receivable                           944,817      (430,871)
                Inventories                                   (56,342)   (1,056,193)
                Prepaid expenses                              139,533      (171,408)
                Other assets                                 (778,847)     (313,144)
                Accounts payable                             (880,727)     (358,802)
                Accrued liabilities                          (563,886)      176,832
        Net cash provided by (used in) operating activities  (684,820)   (1,260,135)

        Cash flows from investing activities:
          Proceeds from sale of assets                      1,688,963            -
          Purchase of property, plant and equipment          (527,212)   (1,147,967)
        Net cash provided by (used in) investing activities 1,161,751    (1,147,967)

        Cash flows from financing activities:
          Purchase of treasury stock                          (17,500)           -
          Increase (decrease) in notes payable and
             long-term obligations                           (504,946)      948,304
          Proceeds from issuance of common stock                   -         97,237
        Net cash provided by (used in) financing activities  (522,446)    1,045,541

        NET INCREASE (DECREASE) IN CASH                       (45,515)   (1,362,561)

        Cash - beginning of period                            638,245     2,240,075

        Cash - end of period                              $   592,730   $   877,514

        Supplemental disclosures of cash flow information:
        Cash paid during the year for:
          Interest                                        $   557,372   $   543,904

                               See accompanying notes.

                   ELECTRIC $ GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   January 31, 1995

                                     (Unaudited)

        NOTE A - GENERAL

          Electric & Gas Technology, Inc., (the "Company") was organized under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. The Company presently is the owner of Superior (100%), which currently owns 80% of ABI and Stelpro (100%), which currently owns 100% of Hydel; and the
        Company owns Logic (100%), Reynolds (100%), Fridcorp (100%) and SMI (100%), and, through such subsidiaries, operates in five distinct business segments: (1) the manufacture and sale of electrical switching devices, electric meter enclosures, electric heaters, and pole-line hardware for the electric utility industry and the general public (Superior, Stelpro and Hydel); (2) the design and manufacture of defense electronic components (SMI); (3) the manufacture and sale of natural gas measurement, metering and odorization equipment (Reynolds); (4) the manufacture and sale of precision metal enclosures for telecommunication and computer equipment (Logic); and (5) the manufacture of vacuum-form and injection-mold products (Fridcorp). Effective January 31, 1993, the Company discontinued the operations of its 80% owned ABI which previously was engaged in the manufacture and sale of brass and bronze ingots.

          The accompanying condensed financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC) for inclusion in the Company's Quarterly Report on Form 10-Q. They are subject to year-end audit adjustments; however, they reflect all adjustments of a normal recurring nature which are, in the opinion of Management, necessary for a fair statement of the results of operations for the interim periods.

          The statements were prepared using generally accepted accounting principles. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 1994 have been omitted, even though they are necessary for a fair presentation of the financial position at January 31, 1995 and 1994 and the results of operations and cash flows for the periods then ended.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 1995

                                     (Unaudited)

        NOTE B - INVENTORIES

          Inventories are comprised as follows:

                                             January 31, 1995   July 31, 1994
             Raw Materials                      $ 5,598,592     $ 5,668,279
             Work in process                      1,664,771       2,598,930
             Finished Goods                       3,788,140       3,635,475
                                                $11,051,503     $11,902,684

        NOTE C - COMMON STOCK AND EARNINGS PER COMMON SHARE

          Earnings per common share is based on the average weighted shares outstanding during the periods reported on.

        NOTE D - SALE OF ASSETS

          The  Company  sold  inventory,  machinery  and  equipment  and  the
        business   operations  of  the   heating  division  of   its  Canadian
        subsidiary, Stelpro  for cash.   The sale was  closed on December  30,
        1994.  Proceeds from the sale amounted to $1,688,963 which resulted in a  gain of  approximately $610,000  and is  included in  other income.
        Sales  for the heating  division amounted to  approximately $2,268,000 and $2,490,000  for the six  months ended January  31, 1995  and 1994,
        respectively.     Stelpro  will   continue  its   electrical  division
        operations.



        NOTE E - INDUSTRY SEGMENT DATA:

          The  Company's business  is  primarily comprised  of five  industry segments: i.  electrical components and  enclosures (Superior, Stelpro
        and   Hydel);  ii.  defense   electronics  (SMI);  iii.   natural  gas
        measurement  and  recording devices  and  odorization (Reynolds);  iv.
        customized metal  fabrication (Logic);  and v.  injection molding  and thermoforming  plastic  components  (Fridcorp)  as  set  forth  below.
        Operating profits represent total sales less cost of sales and general and administrative expenses.

                                                    Three Months Ended January 31, 1995

                                             Defense                  Metal                   General
                              Electrical   Electronics      Gas     Fabrication   Plastics    Corporate   Consolidated
        Sales                $ 4,403,991   $1,507,793   $  895,340   $3,417,964   $309,057   $      -      $10,534,145
        Cost of goods sold     3,592,004      956,756      480,296    2,951,069    276,468          -        8,256,593
        Selling, gen. & adm.     852,607      786,431      358,952      134,852     74,567      321,924      2,529,333

        Operating profit(loss)   (40,620)    (235,394)      56,092      332,043    (41,978)    (321,924)      (251,781)

        Interest, net            (95,383)     (72,547)     (15,803)     (76,715)      (992)       8,533       (252,907)
        Other income(expense)    607,082          -             13          -       (2,332)      32,936        637,699

        Net earnings (loss)
          before income taxes $  471,079   $ (307,941)  $   40,302   $  255,328   $(45,302)   $(280,455)    $  133,011
        Assets:
          Receivables         $2,771,486     $506,948     $547,323   $1,617,377   $151,524       $2,357     $5,597,015
          Inventory           $6,074,864   $2,103,837   $1,009,635   $1,805,314    $57,853       $  -      $11,051,503

          Total assets       $11,113,261   $3,881,910   $2,583,880   $9,160,418   $777,259   $2,155,342    $29,672,070

          Depreciation           $62,085      $72,564      $36,830      $88,145    $17,082       $3,924       $280,630
          Additions PP&E          $5,332      $72,241      $36,004     $269,504    $18,368       $  -         $401,449



                                                  Six Months Ended January 31, 1995

                                            Defense                     Metal                 General
                              Electrical   Electronics      Gas      Fabrication   Plastics   Corporate   Consolidated
        Sales                 $10,090,048   $3,298,075   $1,563,254   $7,007,426   $659,147   $     -      $22,617,950
        Cost of goods sold      8,019,147    1,894,149      857,037    5,678,816    560,961         -       17,010,110
        Selling, gen. & adm.    1,805,587    1,542,722      684,639      509,017    138,529     573,065      5,253,559

        Operating profit(loss)    265,314     (138,796)      21,578      819,593    (40,343)   (573,065)       354,281

        Interest, net            (206,519)    (126,190)     (29,248)    (145,963)    (4,674)     16,938       (495,956)
        Other income(expense)     614,318          -            200          -       12,931      32,936        660,385

        Net earnings (loss)
          before income taxes $   673,113   $ (264,986)   $  (7,470)  $  673,630   $(32,086)  $(523,191)   $   519,010

        Depreciation             $129,986     $145,129      $73,144     $176,290    $33,792      $7,849       $566,190

        Additions PP&E            $46,380      $89,541      $70,559     $277,004    $43,728   $     -         $527,212


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


          The  Company,  through   its  subsidiaries,  operates  within  five
        separate industries. These are: (i)the manufacture and sale of electrical switching devices, electric heaters and metal enclosures for use in the electric utility industry, (ii)the manufacture and sale of defense electronics, (iii)the manufacture of natural gas measurement and gas odorization products, (iv)the manufacture and sale of precision, customized metal enclosures for electronic equipment; and (v)the manufacture and sale of vacuum-form and injection-mold plastic products. The Company's former metal extraction segment has been treated as a discontinued operation.

        Results of Operations

          Summary.    The  Company  reported net  earnings  of  $164,987  and
        $559,021 for the three and six months ended January 31, 1995 compared to $170,373 and $339,021 for the three and six months ended January 31, 1994, respectively. Operating income decreased by $610,104 and $496,187 for the three and six months periods, when compared to the same prior periods. However, net earnings only decreased for the three month period by $47,839, primarily the result of a gain on the sale of inventory and machinery and equipment constituting the heating division of Stelpro Limited part of the electrical segment. Net earnings for the six months was $559,021 an increase of $146,791 over the prior period. Revenues for the three and six months periods declined in the Electrical, Gas, Metal fabrication and Plastic segments by $682,373 and $729,162, respectively, offset by the only revenue gain in the Defense segment of $157,244 and $225,174, respectively. Overall gross margins declined by 6.54% and 2.49% to 21.62% and 24.79% for the three and six month periods, respectively.

          Increases(decreases) for the six and three months period ended January 31, 1995, as compared with the similar period of 1994, for key operating data were as follows:

                                   Three Months Ended       Six Months Ended
                                    January 31, 1995         January 31,1995

                                  Increase     Percent     Increase    Percent
                                 (Decrease)    Change     (Decrease)   Change
        Operating Revenues       $(525,129)     (4.75)    $(503,988)    (2.18)
        Operating Income          (610,104)   (170.27)     (496,187)   (58.34)
        Earnings (Loss) from
           continuing operations
           before income taxes     (47,839)    (26.45)      146,791     39.44
        Net Earnings Per Share         -          -             .02     40.00

             The following table represents the changes [increase/(decrease)] in operating revenues, operating income and earnings from continuing operations before income taxes by the respective industry segments when compared to the previous period:

                                    Three Months Ended       Six Months Ended
                                     January 31, 1995         January 31,1995

                                   Increase                 Increase
                                  (Decrease)    Percent    (Decrease)   Percent

        Operating Revenues:
          Electric                $(103,830)    (19.77)    $ 225,174      44.68
          Defense electronics       157,244      29.94      (189,444)    (37.59)
          Gas                       (80,641)    (15.36)     (150,466)    (29.85)
          Metal fabrication        (386,280)    (73.56)     (396,922)    (78.76)
          Plastics                 (111,622)    (21.25)        7,670       1.52

                                  $(525,129)    100.00     $(503,988)    100.00

        Operating Income (Loss):

          Electric                $(228,380)    (43.19)    $(132,354)    (43.87)
          Defense electronics       (17,642)     (3.34)     (246,729)    (81.78)
          Gas                      (128,484)    (24.30)     (154,434)    (51.19)
          Metal fabrication          40,396       7.64       400,741     132.83
          Plastics                 (194,610)    (36.81)     (168,906)    (55.99)

                                   (528,720)    100.00      (301,682)    100.00

        General Corporate           (81,384)                (194,505)
        Other Income (Expense)      562,265                  642,978

        Earnings from Continuing
          Operations Before Income
          Taxes                   $ (47,839)                $ 146,791

             Electrical revenues were down slightly for the three months ended
        January 31, 1995 by $103,830, however, remained up by $225,174 for the six months ended January 31, 1995. Gross margins for the three months declined significantly by 5.22% to 18.44% as result of the sale of the heating division with the additional costs associated with lay-offs and other operating costs. For the six months, the gross margins decline was 3.22% to 20.52%, which was partially offset by a decline of 1.82% in selling, general and administrative expenses. Gross margins and operating income should improve during the third quarter reflecting the changes made as result of the sale of the heating division of Stelpro. A gain of approximately $615,000 is reflected in other income from this sale for the three and six months ended January 31, 1995.

             Defense electronics revenues for the quarter ended January 31, 1995 amounted to $1,507,793 with operating losses of $235,394. This compares with revenues of $1,350,549 and operating losses of $217,752 for the quarter ended January 31, 1994. Revenues for the six months ended January 31, 1995 amounted to $3,298,075 with operating losses of $138,796. This compares with revenues of $3,487,519 and operating income of $107,933 for the six months ended January 31, 1994. Gross margins declined for the current six month period by 5.33% to 42.57%, reflecting the more competitive nature of current defense work. Selling, general and administrative expenses as a percentage of the declining revenues grew by 1.98% to 46.78%. During February 1995 steps were taken to reduce the aggregate selling, general and administrative expenses to better match the lower than anticipated revenues. With the declining defense market this segment is actively seeking to expand its customer base and build on its foundation of business with Texas Instruements Incorporated.

             Gas revenues declined  by $80,641 and $150,466 for  the three and six months ended January 31, 1995. Operating income declined by $128,484 and $154,434 for the three and six months ended January 31, 1995, resulting in operating income of $56,092 and $21,578, respectively. This decline in operating income was the result of poorer margins of 46.36% and 45.18% and increases in selling, general and administrative expenses of 7.28% to 40.09% and 5.67% to 43.80% of revenues, respectively. The declining gross margins were the result of changes in product mix, between odorization systems and lower margin chart drives. Selling, general and administrative expenses increased substantially due to additions to technical staff and salary increases based on higher expected revenues which have not yet materialized. The warmer than usual winter 1995 conditions have also had an unfavorable effect on revenues do to declining gas company purchases.

             Metal fabrication revenues after remaining relatively unchanged for the first quarter of fiscal 1995, decreased by $386,280 or 10.15%, netting to a decrease of $396,922 or $7,007,426 for the six months ended January 31, 1995. Gross margins after having improved substantially during the first quarter of fiscal 1995 were adjusted backwards by a decrease of 2.66% to 18.96% for the six months ended January 31, 1995. Selling, general and administrative expenses declined substantially due to an one time adjustment of approximately $280,000 in commission owed to its manufacturer representative. Overall operating profits improved by $400,747 to $819,593 for the six months ended January 31, 1995. In February 1995, a new painting operation was purchased for this segment.

             Plastics revenues decreased by $111,622 and increased by $7,670 for the three and six months ended January 31, 1995, respectively. With revenues remaining relatively unchanged for the six months ended January 31, 1995, operating profits declined substantially by $194,610 and $168,906 for the three and six months then ended. The major decreases in operating profits are due to declining margins, changes in sales product mix, and production problems with one of the molding machines. Selling, general and administrative expenses increased due to personnel changes requiring some duplicate personnel during training for the transition. The product mix has shifted to the molding side which has lower margins than the forming business.

             With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Operating profits decreased by 1.22%, the effect of lower margins, 2.49%, discussed above and improved selling, general and administrative expense, 1.27%, for the six months ended January 31, 1995. Net earning increased by 64.89% due to gain included in other income (See electrical segment discussion) for the six months ended January 31, 1995.

        Liquidity and Capital Resources

             Liquidity. Current assets of the Company totaled $17,324,530 at January 31, 1995, down from current assets of $19,305,576 at July 31, 1994, or a decrease of $1,981,046, primarily reflecting the sale of heating inventory. Current liabilities decreased by $1,801,616, resulting in a slight decrease in working capital (current assets less current liabilities) to $4,070,734 at January 31, 1995, from $4,250,164 at July 31, 1994. The Company believes that is operations will generate cash sufficient to meet its working capital requirements and debt obligations.

             As result of the sale of the heating division assets of Stelpro, Stelpro and Hydel renegotiate its working capital line-of-credit with a Canadian bank in the amount of $3,000,000. The Canadian credit facility is secured by the remaining receivables, inventories and equipment of Stelpro and Hydel.

             The Company received $1,000,000 in proceeds from an SBA mortgage loan which was funded on September 23, 1994. Such proceeds were added to working capital.

             On January 3, 1995, the Company closed the purchase of its new building for Logic with a $2,000,000 ten year, twenty year amortization, mortgage loan from a institutional investor.

             The Company has repaid approximately $720,000 in advances made by its affiliates since August 1, 1994.

             Substantially all of the Company's assets, including certificates of deposit are pledged as collateral for the Company's long-term and short-term indebtedness.

        Capital Expenditures

           For Fiscal 1995, the Company (and its subsidiaries) does not anticipate any significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries.

        Dividend Policy

             No cash dividends have been declared by the Company's Board of Directors since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize it cash flow to invest in its businesses.

        Other Business Matters

             Accounting for Post-Retirement Benefits. The Company provides no post-retirement benefits; therefore, FASB No. 106 will have no impact on the Company's financial position or result of operations.

             Inflation. The Company does not expect the current effects of inflation to have any effect on its operations in the foreseeable future. The largest single impact affecting the Company's overall operations is the general state of the economy and principally the home construction sector.

                                       PART II

        ITEM 1.  LEGAL PROCEEDINGS

             American Brass, Inc. (ABI) discontinued its operation in January 1993 and is involved in several lawsuits arising principally out of secured and unsecured creditors' claims against ABI. Under most of these cases the courts have awarded judgements against ABI for the amounts owed such creditors plus costs. Although ABI has not declared bankruptcy, there are insufficient assets to satisfy any of the unsecured creditor claims. The secured creditor currently is owed approximately $1,450,000; however, there are remaining assets which could be sufficient enough to satisfy its claim. Superior is the guarantor of this debt to the secured creditor. Accordingly, if there were insufficient assets to satisfy its claim, the Company could be liable for this deficiency. Effective March 23, 1995, the United States District Court for the Northern District of Georgia will enter a summary judgement in the amount of approximately $1,449,000 in favor of the secured lender against Superior Technology, Inc., a wholly-owned subsidiary of the Company and which is now being appealed prior to the effective date. In addition, ABI is suing the lender and others for interfering with the Environmental Protection Agency agreement made by ABI relating to its inventory of "Ball Mill Residue" and claiming damages in excess of $2,000,000 which could offset said judgement. This summary judgement is not reflected on the books of the Company. The Company believes that a settlement can be achieved with the secured lender for an amount less than the judgement. Further, that there are assets available which if sold could reduce the exposure of the guarantor, Superior. We are currently unable to reasonable estimate the effect of the judgement on the Company.

             The Company and its subsidiaries are involved in various routine litigation incident to its business operations. Management does not believe that any of such litigation will have a material adverse effect on the consolidated financial position of the Company.

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)       None

             (b)       Reports on Form 8-K.

                       None

                                      SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ELECTRIC & GAS TECHNOLOGY, INC.


                                     /s/ Edmund W. Bailey
                                     Edmund W. Bailey
                                     Vice President and
                                     Chief Financial Officer





        Dated: March 15, 1995