Form 10-Q
period 1995-04-30
ELECTRIC & GAS TECHNOLOGY INC
filed 1995-06-12
CIK 785819

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)
          [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter period ended:  April 30, 1995

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

          Common - $0.01 Par Value - 7,905,416 shares at June 9, 1995.

                  ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                  Index to Form 10-Q
                         For the Quarter Ended April 30, 1995

                                                                      Page


          Part I - Financial Information

               1.  Condensed Consolidated Financial Statements:

                    (a)  Condensed Consolidated Balance Sheets as
                         of April 30, 1995 and July 31, 1994             3

                    (b)  Condensed Consolidated Statements of
                         Operations for the three and nine months
                         ended April 30, 1995 and 1994                   4

                    (c)  Condensed Consolidated Statements of
                         Cash Flows for the nine months ended
                         April 30, 1995 and 1994                         5

                    (d)  Notes to Condensed Consolidated
                         Financial Statements                          6-9

               2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations               10-14

          Part II - Other Information

               Item 1 - Legal Proceedings                               15

               Item 5 - Other Information                               15

               Item 6 - Exhibits and Reports on Form 8-K                16

               Signature (pursuant to General Instruction E)            17

               All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed
               Financial Statements or Notes thereto.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                           April 30, 1995 and July 31, 1994
                                        ASSETS
                                                       April 30,     July 31,
                                                         1995          1994
          CURRENT ASSETS                             (Unaudited)
             Cash and cash equivalents               $   596,456  $   638,245
             Accounts receivable                       7,004,474    6,541,832
             Inventories                               9,440,037   11,902,684
             Note receivable ACB                         654,129           -
             Prepaid expenses                            120,653      222,815
               Total current assets                   17,815,749   19,305,576
          PROPERTY, PLANT AND EQUIPMENT, net           9,534,425   10,223,493
          OTHER ASSETS
             Discontinued operations                     481,832      508,914
             Other assets                              2,291,887    1,042,125
               Total other assets                      2,773,719    1,551,039
          TOTAL ASSETS                               $30,123,893  $31,080,108

                         LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
             Notes payable                           $ 6,225,406  $ 6,605,442
             Accounts payable                          4,118,725    4,815,477
             Accrued liabilities                       1,466,406    2,152,330
             Current maturities of long-term
               obligations                             1,699,335    1,482,163
               Total current liabilities              13,509,872   15,055,412
          LONG-TERM OBLIGATIONS
             Long-term obligations, less current
               maturities                              5,703,809    6,014,513
          STOCKHOLDERS' EQUITY
             Common stock, $.01 par value, 30,000,000
               shares authorized and issued 7,905,416     79,054       79,054
             Additional paid-in capital                9,843,734    9,843,734
             Retained earnings                         2,830,718    1,961,482
             Pension liability adjustment               (473,823)    (473,823)
             Cumulative translation adjustment          (412,554)    (460,847)
                                                      11,867,129   10,949,600
             Less treasury stock, 294,992 shares in
               1995 and 289,992 shares in 1994,
               at cost                                  (956,917)    (939,417)
               Total stockholders' equity             10,910,212   10,010,183
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $30,123,893  $31,080,108

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three and Nine Months Ended April 30, 1995 and 1994
                                     (Unaudited)

                                         Three months ended         Nine months ended
                                              April 30,                  April 30,
                                          1995         1994         1995          1994
          Sales                        $9,417,905  $11,222,694   $32,035,855  $34,344,632
          Cost of goods sold            6,772,843    8,307,879    23,782,953   25,122,262

             Gross profit               2,645,062    2,914,815     8,252,902    9,222,370

          Selling, general and
             administrative expenses    2,340,294    2,854,907     7,593,853    8,311,994

          Operating profit (loss)         304,768       59,908       659,049      910,376

          Other income and (expenses)
             Interest, net               (298,013)    (199,169)     (793,669)    (709,520)
             Other, net                   247,379      189,143       907,764      221,245

                                          (50,634)     (10,026)      114,095     (488,275)
          Earning before income taxes     254,134       49,882       773,144      422,101

          Provision  (credit) for
             income taxes                 (56,081)       1,675       (96,092)      34,873

          NET EARNINGS                $   310,215  $    48,207   $   869,236  $   387,228

          Earnings per common share:
             Net earnings                  $ 0.04       $ 0.01        $ 0.11       $ 0.05

          Weighted average number of
             common shares outstanding  7,610,424    7,576,347     7,610,424    7,484,347

                               See accompanying notes.
                                          4

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Nine months ended April 30, 1995 and 1994
                                     (Unaudited)                    Nine months ended
                                                                        April 30,
                                                                   1995             1994
          Increase (decrease) in cash:
          Cash flows from operating activities:
             Net earnings                                    $   869,236      $   387,228
             Adjustments to reconcile net earnings ( loss)
                to net cash provided by operating activities:
               Depreciation and amortization                     853,422          832,323
                 Gain on sale of assets                         (826,210)              -
               Changes in assets and liabilities:
                  Accounts receivable                          1,237,358         (624,118)
                  Inventories                                   (831,339)        (525,719)
                  Prepaid expenses                               102,162         (163,916)
                  Other assets                                  (561,919)         214,130
                  Accounts payable                              (648,459)        (312,099)
                  Accrued liabilities                           (685,924)          79,447
                  Other liabilities                                   -          (192,103)
          Net cash provided by (used in) operating activities    (491,673)       (304,827)

          Cash flows from investing activities:
             Proceeds from sale of assets                       4,752,854              -
             Less receivables from sale of assets              (3,014,890)             -
             Purchase of property, plant and equipment           (797,012)     (1,636,373)
          Net cash provided by (used in) investing activities     940,952      (1,636,373)

          Cash flows from financing activities:
             Purchase of treasury stock                           (17,500)             -
             Increase (decrease) in notes payable and
               long-term obligations                             (473,568)        466,450
             Proceeds from issuance of common stock                    -          112,840
          Net cash provided by (used in) financing activities    (491,068)        579,290

          NET INCREASE (DECREASE) IN CASH                         (41,789)     (1,361,910)

          Cash - beginning of period                              638,245       2,240,075

          Cash - end of period                                $   596,456     $   878,165

          Supplemental disclosures of cash flow information:
          Cash paid during the year for:
             Interets                                         $   893,500     $   804,246

                               See accompanying notes.
                                          5

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    April 30, 1995

                                     (Unaudited)

          NOTE A - GENERAL

             Electric & Gas Technology, Inc., (the "Company") was organized under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. The Company presently is the owner of Test Switch Technology, Inc. (formerly Superior Technology, Inc.-"Superior")(Test Switch) (100%), which currently owns 80% of ABI and Hydel Enterprises Inc. (formerly Stelpro Limited)(Hydel Enterprises) (100%), which currently owns 100% of Hydel Engineering Limited)(HYDEL); and the Company owns Logic (100%), Reynolds (100%), Fridcorp (100%) and SMI (100%), and, through such subsidiaries, operates in five distinct business segments: (1) the manufacture and sale of electrical switching devices, electric meter enclosures, and pole-line hardware for the electric utility industry and the general public (Test Switch, Hydel Enterprises and Hydel); (2) the design and manufacture of defense electronic components
          (SMI); (3) the manufacture and sale of natural gas measurement, metering and odorization equipment (Reynolds); (4) the manufacture and sale of precision metal enclosures for telecommunication and computer equipment (Logic); and (5) the manufacture of vacuum-form and injection-mold products (Fridcorp). Effective January 31, 1993, the Company discontinued the operations of its 80% owned ABI which previously was engaged in the manufacture and sale of brass and bronze ingots.

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

             The statements were prepared using generally accepted accounting principles. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 1994 have been omitted, even though they are necessary for a fair presentation of the financial position at April 30, 1995 and 1994 and the results of operations and cash flows for the periods then ended.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                    April 30, 1995

                                     (Unaudited)

          NOTE B - INVENTORIES

             Inventories are comprised as follows:

                                         April 30, 1995        July 31, 1994
               Raw Materials               $4,540,239            $5,668,279
               Work in process              2,066,825             2,598,930
               Finished Goods               2,832,973             3,635,475
                                           $9,440,037           $11,902,684

          NOTE C - COMMON STOCK AND EARNINGS PER COMMON SHARE

             Earnings per common share is based on the average weighted shares outstanding during the periods reported on.

          NOTE D - SALE OF ASSETS

             Effective April 30, 1995, the Company sold inventory, machinery and equipment and the business operations of the Meter Socket Division of Superior. Proceeds amounted to approximately $3,064,000 of which approximately $1,750,000 was for cash and the balance in a note and receivable of approximately $1,315,000. The note is due in equal monthly installments over a twenty-four month period commencing September 1995. Such transaction resulted in a gain of approximately $210,000 and is included in other income. On December 30, 1994, the Company sold inventory, machinery and equipment and the business operations of the heating division of its Canadian subsidiary, Stelpro for cash. Proceeds from the sale amounted to $1,688,963 which resulted in a gain of approximately $610,000 and is included in other income. Sales for the Meter Socket Division amounted to approximately $4,472,000 and $4,834,000 for the nine months ended April 30, 1995 and 1994, respectively. Superior renamed itself, Test Switch Technology, Inc. and will continue its Test Switch business. Sales for the heating division amounted to approximately $2,268,000 and $3,410,000 for the nine months ended April 30, 1995 and 1994, respectively. Stelpro will continue its electrical division operations and was renamed Hydel Enterprises Inc..

          NOTE E - INDUSTRY SEGMENT DATA:

             The Company's business is  primarily comprised of five industry segments: i. electrical components  and  enclosures  (Test  Switch,  Hydel Enterprises  and  Hydel);  ii.  defense electronics  (SMI); iii.  natural gas  measurement and  recording devices  and odorization
          (Reynolds);  iv.  customized metal  fabrication  (Logic);  and  v. injection  molding  and
          thermoforming  plastic  components (Fridcorp)  as  set  forth  below.   Operating  profits
          represent total sales less cost of sales and general and administrative expenses.


                                                       Three Months Ended April 30, 1995


                                               Defense                    Metal                       General
                                Electrical   Electronics       Gas      Fabrication    Plastics      Corporate   Consolidated
          Sales                 $2,953,430    $1,799,910     $794,237    $3,524,205    $346,123     $      -      $ 9,417,905
          Cost of goods sold     2,096,581       974,195      422,623     2,979,374     300,070            -        6,772,843
          Selling, gen. & adm.     690,676       705,869      312,244       373,485      38,854       219,166       2,340,294

          Operating profit(loss)   166,173       119,846       59,370       171,346       7,199      (219,166)        304,768

          Interest, net            (84,659)      (73,163)     (16,757)     (133,993)     (3,210)       13,769        (298,013)
          Other income(expense)    244,471            -            83         2,425         400            -          247,379

          Net earnings (loss)
            before income taxes $  325,985       $ 46,683    $ 42,696    $   39,778    $  4,389     $(205,397)     $  254,134
          Assets:
            Receivables         $3,973,096       $599,293    $306,944    $1,926,690    $196,094        $2,357      $7,004,474
            Inventory           $4,264,813     $2,130,471  $1,114,794    $1,863,374     $66,585        $   -       $9,440,037

            Total assets       $11,221,463     $3,983,109  $2,399,180    $9,435,864    $851,267    $2,233,010     $30,123,893

            Depreciation           $49,965        $72,564     $37,210      $110,934     $12,634        $3,925        $287,232
            Additions PP&E          $9,734        $13,198      $9,721      $236,156     $   991        $   -         $269,800

                                                    Nine Months Ended April 30, 1995


                                              Defense                       Metal                          General
                               Electrical   Electronics       Gas         Fabrication       Plastics      Corporate   Consolidated
          Sales                 $13,043,478    $5,097,985   $2,357,491    $10,531,631     $1,005,270     $       -     $32,035,855
          Cost of goods sold     10,115,728     2,868,344    1,279,660      8,658,031        861,031             -      23,782,953
          Selling, gen. & adm.    2,496,263     2,248,591      996,883        882,502        177,383        792,231      7,593,853

          Operating profit(loss)    431,487       (18,950)      80,948        991,098        (33,144)      (792,231)       659,049

          Interest, net            (291,178)     (199,353)     (46,005)      (279,956)        (7,884)        30,707       (793,669)
          Other income(expense)     858,789            -           283          2,425         13,331         32,936        907,764

          Net earnings (loss)
            before income taxes  $  999,098     $ (218,303)   $  35,226    $  713,567       $(27,697)     $(728,588)   $   773,144

          Depreciation             $179,951       $217,693     $110,354      $287,224        $46,426        $11,774       $853,422

          Additions PP&E            $56,114       $102,739      $80,280      $513,160        $44,719        $    -        $797,012

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


             The Company, through its subsidiaries, operates within five separate industries. These are: (i)the manufacture and sale of electrical switching devices and metal enclosures for use in the electric utility industry, (ii)the manufacture and sale of defense electronics, (iii)the manufacture of natural gas measurement and gas odorization products, (iv)the manufacture and sale of precision, customized metal enclosures for electronic equipment; and (v)the manufacture and sale of vacuum-form and injection-mold plastic products. The Company's former metal extraction segment has been treated as a discontinued operation.

          Results of Operations

             Summary. The Company reported net earnings of $310,215 and $869,236 for the three and nine months ended April 30, 1995 compared to $48,207 and $387,228 for the three and nine months ended April 30, 1994, respectively. Operating income increased by $244,860 and decreased by $251,327 for the three and nine months periods, when compared to the same prior periods. Net earnings increased for the three and six month periods by $262,008 and $482,008 primarily the result of a gain on the sale of inventory and machinery and equipment constituting the heating division of Hydel Enterprises Inc. (formerly Stelpro Limited) and a similar sale of these assets from Superior Technology's meter socket division, each part of the Electrical segment. The improved operating profits also contributed to the improved performance. Revenues for the three month period declined in the Electrical, Defense and Gas segments by $1,876,971 and for the nine months declined in the Electrical, Defense, Gas and Metal Fabrication by $2,331,181. Overall gross margins increased and decreased respectively by 2.11% and 1.09% to 28.09% and 25.76% for the three and nine month periods.

             Increases(decreases) for the nine and three months period ended April 30, 1995, as compared with the similar period of 1994, for key operating data were as follows:

                               Three Months Ended          Nine Months Ended
                                 April 30, 1995              April 30,1995

                               Increase      Percent      Increase     Percent
                              (Decrease)     Change      (Decrease)    Change
          Operating Revenues    $(1,804,789)    (16.08)    $(2,308,777)   (6.72)
          Operating Income          244,860     408.73        (251,327)   (27.61)
          Earnings (Loss) from
           continuing operations
           before income taxes      204,252     409.47         351,043     83.17
          Net Earnings Per Share        .03     300.00             .06    120.00

               The following table represents the changes [increase/(decrease)] in operating revenues, operating income and earnings from continuing operations before income taxes by the respective industry segments when compared to the previous period:

                                   Increase                Increase
                                   (Decrease)   Percent   (Decrease)   Percent
          Operating Revenues:

            Electric             $(1,526,928)   (84.60)  $(1,301,754)   (56.38)
            Defense electronics      (75,193)    (4.17)     (264,637)   (11.46)
            Gas                     (274,850)   (15.23)     (425,316)   (18.42)
            Metal fabrication         57,448      3.18      (339,474)   (14.71)
            Plastics                  14,734       .82        22,404       .97

                                 $(1,804,789)   100.00   $(2,308,777)   100.00

          Operating Income (Loss):

            Electric               $  87,147     35.45     $ (45,207)   (80.91)
            Defense electronics      252,254    102.62         5,525      9.89
            Gas                      (49,601)   (20.18)     (204,035)  (365.15)
            Metal fabrication        (29,602)   (12.04)      371,139    664.21
            Plastics                 (14,393)   ( 5.85)     (183,299)  (328.04)

                                     245,805    100.00       (55,877)   100.00

          General Corporate             (945)               (195,450)

          Other Income (Expense)     (40,608)                602,370

          Earnings before Income
            Taxes                   $204,252                $351,043

               Electrical revenues were down for the three and nine months ended April 30, 1995 by $1,526,928 and $1,301,754, respectively.
          Canadian revenues declined by $2,126,068 offset by an increase of $824,314 in the U.S. operations for the nine months ended April 30, 1995. These decreases in revenues were the result of the sale of the Canadian heating division and a soft Canadian market for electrical product. Gross margins for the three months increased significantly by 8.80% to 29.01% after having declined significantly by 5.22% during the previous three month period as result of the sale of the heating division with the additional costs associated with lay-offs and other operating costs. For the nine months, the gross margins remained relatively unchanged at 22.64%. Revenues will decline substantially during the fourth quarter reflecting the sale of the U.S. meter socket division effective April 30, 1995. Gains of approximately $210,000 and $825,000 are reflected in other income from these sales for the three and nine months ended April 30, 1995.

               Defense electronics revenues for the quarter ended April 30, 1995 amounted to $1,799,910 with operating profit of $119,846. This compares with revenues of $1,875,103 and operating losses of $132,408 for the quarter ended April 30, 1994. Revenues for the nine months ended April 30, 1995 amounted to $5,097,985 with operating losses of $18,950. This compares with revenues of $5,362,622 and operating losses of $24,475 for the nine months ended April 30, 1994. Gross margins increased slightly for the current nine month period by .12% to 43.74%. Selling, general and administrative expenses as a percentage of the declining revenues remained relatively unchanged at 44.11%. Steps have been taken to reduce the aggregate selling, general and administrative expenses to better match the lower than anticipated revenues. With the declining defense market this segment is actively seeking to expand its customer base and build on its foundation of business with Texas Instruments Incorporated.

               Gas revenues declined by $274,850 and $425,316 for the three and nine months ended April 30, 1995. Operating income declined by $49,601 and $204,035 for the three and nine months ended April 30, 1995, resulting in operating income of $59,370 and $80,948, respectively. This decline in operating income was the result of declining revenue and increases in selling, general and administrative expenses of 4.62% to 39.31% and 5.48% to 42.29% of revenues, respectively. The warmer than usual 1995 winter conditions have had an unfavorable effect on revenues do to deferred gas company purchases. Selling, general and administrative expenses increased substantially due to additions to technical staff and salary increases based on higher expected revenues which have not yet materialized.

               Metal fabrication revenues increased slightly for the third quarter of fiscal 1995, netting to a decrease of $339,474 or $10,531,631 for the nine months ended April 30, 1995. Gross margins decreased by .49% to 17.79% for the nine months ended April 30, 1995. Selling, general and administrative expenses declined substantially due to an one time adjustment of approximately $280,000 in commission owed to its manufacturer representative. Overall operating profits increased by $371,139 for the nine months ended April 30, 1995, after having declined slightly by 29,602 for the three months ended April 30, 1995. In February 1995, a new painting operation was purchased for this segment.

               Plastics revenues increased by $14,734 and  $22,404  for the three and nine months ended April 30, 1995, respectively. With revenues remaining relatively unchanged for the nine months ended April 30, 1995, operating profits declining by $14,393 and $183,299 for the three and nine months then ended. The major decreases in operating profits are due to declining margins, changes in sales product mix, and production problems with one of the molding machines. Selling, general and administrative expenses decreased by 6.37% for the three months ended April 30, 1995 or a 1.51% decrease to 17.65% for the nine months ended April 30, 1995. The product mix has shifted to the molding side which has lower margins than the forming business.

               With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Operating profits increased by .14%, the effect of lower margins, 1.09%, discussed above and improved selling, general and administrative expense, 1.23%, for the nine months ended April 30, 1995. Net earning increased by 124.48% due to improved operating performance and gains included in other income (See electrical segment discussion) for the nine months ended April 30, 1995.

          Liquidity and Capital Resources

               Liquidity. Current assets of the Company totaled $17,815,749 at April 30, 1995, down from current assets of $19,305,576 at July 31, 1994, or a decrease of $1,489,827, primarily reflecting the sale of heating inventory. Current liabilities decreased by $1,545,540, resulting in a slight increase in working capital (current assets less current liabilities) to $4,305,877 at April 30, 1995, from $4,250,164 at
          July 31, 1994. The Company believes that is operations will generate cash sufficient to meet its working capital requirements and debt obligations.

               The sale of the Superior meter socket division resulted in immediate cash proceeds of approximately $1,750,000 which will be used to repay certain secured debt and provide additional working capital. Commencing in September, the remaining proceeds of approximately $1,250,000 will be paid in equal monthly installments over a twenty-four month period.

               As result of the sale of the heating division assets of Stelpro, Hydel Emterprises and Hydel renegotiate its working capital line-of-credit with a Canadian bank in the amount of $3,000,000. The Canadian credit facility is secured by the remaining receivables, inventories and equipment of Hydel Enterprises and Hydel.

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

                                       PART II

          ITEM 1.  LEGAL PROCEEDINGS

               American Brass, Inc. (ABI) discontinued its operation in January 1993 and is involved in several lawsuits arising principally out of secured and unsecured creditors' claims against ABI. Under most of these cases the courts have awarded judgements against ABI for the amounts owed such creditors plus costs. Although ABI has not declared bankruptcy, there are insufficient assets to satisfy any of the unsecured creditor claims. The secured creditor currently is owed approximately $1,450,000; however, there are remaining assets which could be sufficient enough to satisfy its claim. Superior is the guarantor of this debt to the secured creditor. Accordingly, if there were insufficient assets to satisfy its claim, the Company could be liable for this deficiency. Effective March 23, 1995, the United States District Court for the Northern District of Georgia will enter a summary judgement in the amount of approximately $1,449,000 in favor of the secured lender against Superior Technology, Inc., a wholly-owned subsidiary of the Company and which is now being appealed. In addition, ABI is suing the lender and others for interfering with the Environmental Protection Agency agreement made by ABI relating to its inventory of "Ball Mill Residue" and claiming damages in excess of $2,000,000 which could offset said judgement. This summary judgement is not reflected on the books of the Company. The Company believes that a settlement can be achieved with the secured lender for an amount less than the judgement. Further, that there are assets available which if sold could reduce the exposure of the guarantor, Superior. We are currently unable to reasonable estimate the effect of the judgement on the Company.

               The Company and its subsidiaries are involved in various routine litigation incident to its business operations. Management does not believe that any of such litigation will have a material adverse effect on the consolidated financial position of the Company.

          ITEM 5.  OTHER INFORMATION

               The Company sold the meter socket division of Superior Technology, Inc. effective April 30, 1995 for cash and a note for approximately $3,000,000. Such transaction resulted in a gain of approximately $210,000 during the third quarter of fiscal 1995. Approximately $1,750,000 was received in cash which was first applied to repay the secured debt of Superior as it related to the inventory and machinery and equipment sold of approximately $350,000. The balance was used to pay current obligation and as additional working capital. The balance of the proceeds is represented by a note of approximately $1,250,000 which will be paid out over twenty-four equal monthly installments starting in September 1995.

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibit   Exhibits  and   Financial
                              Statement Schedules

                    10.32          "Asset  Purchase
                                   Agreement"
                                   dated   as    of
                                   April    28,1995
                                   by  and  between
                                   S u p e r i o r
                                   Technology,
                                   I n c .    a n d
                                   A m e r i c a n
                                   Circuit  Breaker
                                   Corporation.

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


          Dated: June 12, 1995