Form 10-K
period 1995-07-31
ELECTRIC & GAS TECHNOLOGY INC
filed 1995-10-30
CIK 785819

UNITED STATES
                                            SECURITIES & EXCHANGE COMMISSION
                                                 Washington, D.C.  20549

                                                                  FORM 10-K
     (Mark One)
     ( X )            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                                       For the fiscal year ended July 31, 1995

                                                                     OR

     (   )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                                       For the transition period from   to

                              Commission File Number 014754

                                          ELECTRIC & GAS TECHNOLOGY, INC.
                           (Exact Name of Registrant as Specified in Charter)

                Texas                                              75-2059193
     State or Other Jurisdiction of                           I.R.S. Employer
     Incorporation or Organization                         Identification No.

       13636 Neutron Road, Dallas, Texas                          75244-4410
     (Address of Principal Executive Office)                      (Zip Code)

                               Registrant's Telephone Number: (214) 934-8797

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
             Title of each class    Name of each exchange on which registered
                        None                                 None


             SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                              Common Stock,  $0.01 Par Value
                                                              (Title of Class)

     Indicate by check mark whether Registrant has (i) filed all reports required by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding twelve months, and (ii) been subject to such filings requirements for the past ninety (90) days. Yes
      X  No.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference
     in Part III of this Form 10-K or any amendment to this Form 10-K. (   )

     At October 16, 1995, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $10,570,000. At such date there were 8,070,417 shares of the registrant's Common Stock outstanding.

     PART I

     Item 1.  Business

     General

          Electric & Gas Technology, Inc.("the Company"or "ELGT") was organized under the laws of the State of Texas on March 18, 1985,
     to serve  as a holding company  for operating subsidiary corporations.   In
     April, 1985,  the Company (i)  acquired from Commercial
     Technology, Inc. ("COMTEC"), an affiliated company, all of the stock of Reynolds Equipment Company ("Reynolds") for stock of the
     Company and (ii) acquired from a subsidiary of COMTEC all of the stock of Test Switch Technology, Inc. ("Test Switch") [ formerly
     Superior Technology, Inc. ("Superior")] for stock of the Company. In 1988, the Company acquired 85% (and subsequently 100%) of the stock of Data Automation Company, Inc. ("DAC") from Video Science Technology, Inc., formerly an affiliate of COMTEC and of the
     Company; DAC owned  100% of Domac Plastics, Inc. ("Domac")  and Logic
     Design Metals, Inc. ("Logic").   Domac was subsequently sold.
     During 1992 Logic merged into DAC, its parent, and  DAC changed its name to Logic Design Metals, Inc. and is  referred to herein as
     "Logic".   In June 1986 Superior acquired from Petro Imperial Corp.
     (A subsidiary of COMTEC) its ownership in American Brass, Inc.
     ("ABI").   Fridcorp Plastics, Inc. ("Fridcorp")  was acquired by
     the  Company in January, 1992,  in exchange for 162,000  shares of
     Company Common Stock.   Hydel Enterprises,  Inc. ("Hydel") [formerly
     Stelpro Limited ("Stelpro")] was  acquired by the  Company in
     April, 1992, in exchange  for 166,474 shares of  Company Common
     Stock  and $1,100,000 (Cdn. funds)(April  30, 1992, exchange  rate:
     .8370).  On August 1,  1992, Hydel acquired all of the outstand ing capital stock of Hydel Engineering Limited ("Hydel Engineering")
     for cash and notes payable of approximately  $719,000 ($850,000 Cdn.).
     The number of shares of Company Common  Stock issued in the acquisitions of Fridcorp  and Hydel  was, in  each case, determined
     through arms-length  negotiations.   Superior Magnetics,  Inc.
     ("SMI") was  formed by  the Company  to acquire the  operating assets of the  business operations  of Denison  Magnetics of  Texas
     Instruments Incorporated on November 30, 1992 for cash and deferred payments of approximately $2,900,000. The Company presently is  the owner of  100% of  Test Switch, which  currently owns  80% of
     ABI  and 100%  of Hydel, which  currently owns 100%  of Hydel
     Engineering; and the  Company owns 100%  of Logic, Reynolds,  Fridcorp and SMI,  and, through such  subsidiaries, operates in  five distinct business  segments: (1) the manufacture  and sale of electrical
     switching devices, electric meter enclosures,   and pole-
     line hardware for the electric utility industry and the general public (Test Switch, Hydel and Hydel Engineering); (2) the design and manufacture of defense electronic components (SMI); (3) the manufacture and sale of natural gas measurement, metering and odorization equipment (Reynolds); (4) the manufacture and sale of precision metal enclosures for telecommunication and computer equipment (Logic); and  (5) the manufacture of  vacuum-form and
     injection-mold products  (Fridcorp).  Effective January   31, 1993,
     the Company discontinued the operations of its 80% owned ABI which previously was engaged in the manufacture and sale of brass and
     bronze ingots.   The Company  sold its Canadian  heating division  and
     its U.S.  meter socket  division during fiscal  1995.   Both
     operations  were part of the electric segment.  The Company's
     Headquarters  is located at 13636 Neutron Road, Dallas, Texas  75244.
     Its telephone number is (214) 934-8797 and its facsimile number is (214) 991-3265.

     Financial Information by Segment

          The following table depicts revenues, operating income (loss) and identifiable assets of the Company by segment, for the fiscal years ended July 31,:

                                                       Year Ended           Year Ended             Year Ended
                                                      July 31, 1995        July 31, 1994          July 31, 1993
                                                                            (Restated)*
     Revenue
     Electric                                          $16,167,174          $19,438,285            $20,528,525
     Defense electronics                                 6,577,333            7,374,479              6,303,982
     Gas                                                 3,143,711            3,420,071              2,604,729
     Metal fabrication                                  14,105,717           14,955,581             12,236,232
     Plastics                                            1,369,693            1,260,582              1,148,932

     Operating Income (Loss):

     Electric                                          $   659,788          $  (762,785)          $  1,005,001
     Defense electronics                                   (95,196)             (71,322)             1,819,249
     Gas                                                    75,643              208,493               (146,384)
     Metal fabrication                                     818,645              400,288                772,254
     Plastics                                              (25,483)              66,544               (142,653)

     Identifiable Assets:

     Electric                                          $ 8,596,181          $12,857,150            $14,730,393
     Defense electronics                                 3,974,844            3,523,317              4,778,132
     Gas                                                 2,493,657            2,275,869              2,466,174
     Metal fabrication                                   9,877,149            9,299,649              7,253,063
     Plastics                                              788,769              805,919              1,009,008
     Corporate                                           2,503,133            1,597,414              6,097,485

     Geographic information

             Financial data by geographic area for the fiscal year ended July 31, 1995 are as follows:

                                                                              Operating
                                                                               (loss)              Identifiable
                                                          Sales                Profit                Assets
     United States                                      $32,281,705          $2,032,649             $20,449,381
     Canada                                               9,081,923            (599,252)              5,281,219
     Total                                              $41,363,628          $1,433,397             $25,730,600

     * The 1994 consolidated financial statements have been restated to correct an error in inventories (See Note 16 to the consolidated financial statements).

     Electric (Test Switch, Hydel and Hydel Engineering)

             History

             Test Switch. Test Switch (formerly Superior) was incorporated in Texas in May, 1984.  It  purchased the assets of Superior Switchboard
     & Devices,  Inc., an  Ohio corporation ("SSDI"),  in 1984.   SSDI was
     an old-line manufacturer  of electrical  testing equipment, organized  in
     1920 by a group  of electrical utility employees.   In about 1929,
     electric utility companies began using meters on the outside of residences to measure electricity consumption, creating a need for metal enclosures to protect the meters. SSDI undertook the manufacture of such enclosures, and (in 1943) was acquired by a national company and operated as a division. In 1980, this division was sold to the officers and employees of the division in a leveraged buy-out. The business was not successfully operated under its then current management, and the organizers of Test Switch arranged for the purchase of the assets of SSDI by Test Switch in 1984. Effective
     April 30, 1995, Superior changed its name to Test Switch upon the sale of its meter socket division which was located in the Paris, Texas plant. Test Switch maintains its executive office at 820 Tuscarawas Street, Canton, Ohio 44707.

             Hydel. Hydel (formerly Stelpro) was incorporated in 1977 under the laws of the Province of Ontario, Canada, and has operated as a manufacturer of electrical equipment for use in the electric utility industry since its inception. In 1982, Hydel purchased a baseboard heater manufacturing business from Westinghouse. Stelpro changed its name to Hydel in January 1995 upon the sale of its heating manufacturing business. Hydel operates primarily within Canadian markets, though some sales of electric heaters were made in the Northeastern United States. Hydel maintains its executive office at 49 Howden Road, Scarborough, Ontario M1R 3C9.

             Hydel  Engineering.   Hydel Engineering  was incorporated  in
     November 1969 under the Laws of the province of Ontario, Canada, and as in the case of Hydel operated as a manufacturer of electric equipment for use in the electric utility industry since its inception. Hydel Engineering originally manufactured service entrance equipment and pole line hardware and in 1984 acquired the "Murray Jansen" line
     of meter  sockets.   Sales  of products  are primarily  within the
     Canadian  markets.   Hydel Engineering maintains its executive office at
     566 Ridge Road, Welland, Ontario L3B 5R4.

             Hydel and Hydel Engineering are being consolidated and merged into one entity, Hydel Enterprises, Inc. ("Hydel") effective August 1, 1995.

             Products

             Test Switch.  Test Switch operated  two industrial facilities, one in Canton, Ohio, the other in Paris, Texas during most of fiscal 1995. The Canton, Ohio, facility produces a line of proprietary products approved by Underwriters' Laboratory ("U.L."), an independent testing
     organization; a line  of test switches.   The Paris, Texas,  facility,
     the operations of which were sold,produced a full line of metal cabinets, transformer boxes, meter pedestals and other metal enclosures for the electric utility industry, marketed under various trade names. Products include a combination of test switches and phasing transformers marketed under the trade name "Reactiformer" and a voltage surge and transient suppressor, which protects against overloads, marketed under the trade name "Linegard". In addition, to U.L. approval of Test Switch's products, they have also been approved by the National Electrical Manufacturers Association for residential and industrial usage.

             Hydel.   Hydel operated two  industrial facilities located  within
     metropolitan Toronto, Ontario. One facility which was sold in January 1995, manufactured and assembled a line of proprietary electric heating products, including baseboard heaters and fan-driven heaters. The other facility manufactures a full line of proprietary metal cabinets and other metal enclosures, electric meter sockets and industrial safety
     switches.   All of Hydel's  products have  been approved by  the Canadian
     Standards Association which is the Canadian equivalent of U. L.

             Hydel Engineering. Hydel Engineering operates out of two industrial facilities: Scarborough, which is shared with Hydel, and Welland. The Welland facility is primarily used to manufacture the pole line hardware with assembly and finished goods storage in the Scarborough plant. The "Murray Jansen" line is produced at the Scarborough plant.

             Industry, Customers and Competition

             Industry-Test Switch.   Test  Switch operates in an industry
     consisting of suppliers of equipment and accessories to the public utility industry. The customers for Test Switch's products are spread nationwide.

             Industry-Hydel. Hydel operates within the electric equipment supply industry and manufacturing equipment for use in the electric utility industry. Hydel competes primarily within Canadian markets.

             Industry-Hydel Engineering. Hydel Engineering operates and competes within the Canadian markets selling to the electric utilities pole line hardware, meter sockets and related electrical equipment.

             Customers-Test Switch.   Test Switch sells its products to major
     electric utilities across the nation.

             Customers-Hydel.  Hydel  sells its  electric utility  supply
     products  to utilities  in Canada.   Hydel  sold its  electric heaters to
     distributors throughout Canada, as well as in parts of the Northeastern United States.

             Customers-Hydel Engineering. Hydel Engineering sells principally to utilities in Canada.

             Competition-Test  Switch.    Test Switch faces competition from
     numerous  competitors.    There is  no  single  dominant competitor in
     the industry.  Test Switch's chief competitors  are Milbank
     Manufacturing Co., Inc., Meter  Devices, Inc. and States Electric, Inc.

             Competition-Hydel. Hydel faces extreme Canadian competition for sales ofits electric utility supply products primarily from two electric utility supply manufacturers, Microelectric and Commander.

             Competition-Hydel Engineering.   Hydel Engineering  competes with
     the same customers as Hydel, principally Microelectric and Commander and to a lesser extent Hydel in its "Murray Jansen" product line. Pole line hardware's main competitors are Salcan and Almet.

             Marketing

             Test  Switch.   Test Switch  employs a  general sales  manager,
     one outside salesman and twelve sales representatives to market its products throughout the United States.

             Hydel.   Hydel employs a general sales manager who is responsible
     for coordinating  company-wide sales,  as  well as directing sales in the
     Province  of Ontario.   Hydel utilizes independent  manufacturers
     representatives to  promote sales  in the remainder of Canada.

             Hydel  Engineering.   Hydel  Engineering's general  manager  also
     serves as its sales manager who is responsible for coordinating company-wide sales efforts. Other remote provinces are covered through independent manufacturers representatives.

             Raw Materials

             Test Switch.   Test Switch uses copper, brass, aluminum and
     plastic which  are all  readily available  through numerous vendors.

             Hydel.   Hydel  uses significant  amounts  of sheet  aluminum and
sheet steel of various gauges in its manufacturing processes. Hydel purchases these products directly from the mills or distributors. There are adequate sources of such materials, though price fluctuations have occurred in the past.

             Hydel  Engineering.  Hydel Engineering purchases sheet steel
primarily through warehouses.   Bar  materials are purchased directly from
mills. Hydel Engineering uses two vendors to galvanize their pole line hardware products. All such sources are considered adequate and no anticipated shortages of materials or plating services are expected.

             Employees

             Test  Switch.  Test  Switch's  work  force  currently  ranges, annually,  from  20  to  25  persons,  including  seven  in administrative
and sales positions.   The hourly  paid employees are  represented by a
local of the International Brotherhood of Electrical Works (A.F.L.-C.I.O.). Union members are employed under a collective bargaining agreement expiring
in 1998.   Employee relations  have been considered good  and no strike  or
other work  stoppage has been experienced  or is anticipated.   Test Switch
enjoys a low turn-over rate in its work force.

             Hydel.  Hydel currently  employs 70 persons, including 8 in
administrative  and sales positions.   None of the employees is represented by
a  labor union  or  other labor  organization.   Hydel  enjoys good  relations
with its employees and has never experienced a strike or work stoppage. The jobs encompassed in Hydel's manufacturing operations do not require highly skilled workers, except in a few positions.

             Hydel  Engineering.    Hydel  Engineering employs  approximately
45  persons,  including  7  in  administration and  sales positions.   None of
the employees is represented by a labor union or other labor organization. Hydel Engineering enjoys good relations with its employees and has never experienced a strike or work stoppage. The jobs encompassed in Hydel Engineering's manufacturing are similar to Hydel.

             The corporate structure and operations of Hydel and Hydel Engineering are being consolidated into one entity effective August 1, 1995.

     Defense electronics (SMI)

             History

             Superior Magnetics, Inc. ("SMI") was incorporated in the state of Texas on August 31, 1992 for the purpose of acquiring the magnetics
     operations  from Texas  Instruments Incorporated  (TI).   SMI began
     business on December 1, 1992 with an already established reputation as a major producer of magnetics-based transformers, inductors, radar modulators and high density devices for the defense and commercial clientele. SMI maintains its manufacturing and executive offices at 3401 Texoma Drive, Denison, Texas 75020.

             Products

             SMI operates a single manufacturing facility in Denison, Texas in which their design expertise and exacting manufacturing standards have made their custom product lines of magnetic based transformers, inductor, radar modulators and high density devices a significant part of the
     modern-worlds   defense  and industrial  electronics.   Adherence to
     stringent international ISO 9001 standards and the ability to meet the requirements of MIL-I-45208 and MIL-I-9858 insures achieving product excellence.

             Industry, Customers and Competition

             Industry.   SMI specializes in the custom design and manufacturing
of unique or special magnetics products. It currently sells almost exclusively in defense related products, including missiles, avionics, night-vision and control systems for the military. There are numerous competitors producing magnetic products for defense and civilian uses.

             Customers.   SMI's principal customer is  TI.  SMI  has been
successful in broadening its customer base to include other defense contractors, such as Boeing and others.

             Competition.   SMI's current market is principally with TI where
it  must compete with  other vendors  for the  sale of magnetic products to
TI.  SMI is a certified supplier to TI.   SMI has an active marketing program
underway to broaden its customer base.  Such  efforts are  resulting in  new
orders from  other defense  contractors.   The market is  highly competitive.
SMI is believed to have one of the best design capabilities and exacting manufacturing standards (ISO 9001), including the latest in design and manufacturing processes (6-Sigma reliability standards).

             Marketing

             SMI has an in-house sales staff which works closely with the design engineering in submitting proposals to potential customers. SMI also engages 18 manufacturing representatives throughout the United States.

             Raw Materials

             Metal cores,  wire and  compounds comprise  the bulk  of primary
raw  materials for  SMI'S products.   There  is a  readily available supply of
such materials and SMI doesn't foresee any difficulty in procuring such materials in the future.

             Employees

             SMI employs approximately 90 full-time employees, including 35 clerical, engineering and  administrative employees  and approximately 55
hourly-paid  plant workers.   None of  its employees is  represented by a
union or other labor organization and relations with employees are considered good. SMI has never experienced nor anticipates a strike or other work stoppage.

     Gas (Reynolds)

             History

             Reynolds Equipment Company ("Reynolds") was incorporated March 31, 1967 under laws of the State of Texas. In 1982, all of the stock of Reynolds was acquired by COMTEC, an affiliate of the Company. Subsequently, the stock of Reynolds was sold to Test Switch in exchange for common stock of the Company and later transferred direct ownership to the Company. Reynolds maintains its principal offices at 410 Kirby Street, Garland, Texas 75042.

             Products

             Reynolds manufactures equipment used in the natural gas industry. Its principal products known as "RECOR" are electronic pressure, temperature and volumetric instrumentation and accessories peripheral to gas measurement. Reynolds continues to produce its traditional line of mechanical instrumentation including pressure, temperature and
volumetric recording and  indicating devices.   In addition, Reynolds
provides engineering and equipment used to accomplish the odorization of natural gas. Reynolds operates a manufacturers representative company which generates sales commission derived from unaffiliated manufacturers.

             Industry, Customers and Competition

             Industry.   Reynolds operates in  the industry which  supplies
equipment to  the natural gas  industry.   This equipment is used  to measure,
control and monitor the flow of natural gas in pipelines. Reynolds estimates that its industry develops annuals sales of approximately $100,000,000. Odorization of natural gas is important and Reynolds is a recognized provider to the industry with its expertise and service.

             Customers.     Reynolds  sells to  natural gas  utilities,
pipeline and production companies domestically and worldwide. Products are marketed through commissioned manufacturers representatives, resale distributors and contract engineering firms.

             Competition. Reynolds operates in a competitive industry that is not dominated by one or a few large companies. It is a major factor in the
sale  of chart drives  and in the  field of natural  gas odorization.   Its
principal competitors are Mercury Instruments, Inc., American Meter Company, Equimeter Incorporated, YZ Industries and others.

             Employees

             Reynolds employs approximately 30 persons, including 2 company officers and 13 administrative clerical personnel. None of the employees is represented by a labor union or other labor association, and relations with its employees are considered excellent. Reynolds has never experienced nor anticipates a strike or other work stoppage.

     Metal fabrication (Logic)

             History

             Logic Design Metals, Inc.("Logic") was incorporated in Texas on March 16, 1977, and was acquired by Data Automation Company, Inc. ("DAC"),
in  1979.   Test Switch acquired  DAC in  1988 from  Video Science Technology,
Inc., an affiliate of the Company, in exchange for shares of the Stock of the Company. In April, 1992, Logic merged into DAC, its parent, and DAC changed its name to "Logic Design Metals, Inc." and is now held directly by the Company. Logic's manufacturing and administrative offices are at 3233 West Kingsley, Garland, Texas 75041.

             Products

             Logic creates  customized, precision-formed metal enclosures for
the telecommunications  and computer industries.   These enclosures vary in
size from 1  x 4  x 6  for small switches, to 7  x 2  x 2  for housing
telephone switching  devices and computer racks.   Logic is equipped with
computerized production equipment which cuts, shapes, welds and finishes enclosure products. The finished products bear the distinguishing marks of the purchaser of the products, e.g., trade-names, trademarks, color combinations and proprietary configurations. Logic has successfully completed its ISO 9002 certification.

             Industry, Customers and Competition

             Industry.   Logic operates in an industry which is not dominated
by any single company or a small group of companies, but consists of numerous small specialty sheet metal products fabricators. Logic has maintained its place in the market by keeping abreast of technological advances in machine computerization and stressing quality control in its production. Logic has received numerous awards for quality from its customers, including AT&T, Siecor (division of Siemens Electric) and Rockwell International.

             Customers. Logic's principal customers are nationally and internationally known communications companies.

             Competition. Logic's market is in the southwestern United States, where its principal competitors are Specialty Products Company, Rockwall, Texas; Karlee Company, Garland, Texas and AA Manufacturing, Garland, Texas. Competition is strong as it is relatively easy to enter the business due to financing assistance from equipment manufacturers who desire to sell equipment.


             Marketing

             Logic engages the firm of Ammon & Rizos, Richardson, Texas, as its exclusive sales and marketing representative.

Raw Materials

             Sheet steel and sheet aluminum comprise the primary raw materials
for Logic's production of customized enclosures.   There is a ready supply of
such materials and Logic foresees no difficulty in procurement in the future, although shortages could occur.

             Employees

             Logic employs 260 full-time employees, including 30 clerical and administrative employees and approximately 230 hourly-paid plant workers. None of its employees is represented by a union or other labor organization and relations with employees are considered good. Logic has never experienced nor anticipates a strike or other work stoppage.

     Plastics (Fridcorp)

             History

             Fridcorp Plastics, Inc. ("Fridcorp") was incorporated under the laws of the State of Texas in April, 1988, under the name "Century
     Enterprises, Inc."   The name change  to Fridcorp occurred in  February,
     1992. The Company acquired all of the stock of Fridcorp in exchange for shares of common stock of the Company in January, 1992. Fridcorp maintains its manufacturing and corporate office at 4809 Century Drive, Fort Worth, Texas 76140.

             Products

             Fridcorp has two divisions, one of which manufactures injection-mold plastic products ("Molding") and the other of which manufactures vacuum-form plastic products ("Forming"), as well as tooling utilized in such operations. Molding's primary products are plastic bases for boat
     seats.   Such product is proprietary  in nature.   Only one other company
     is known to compete against Fridcorp for sales to boat manufacturers. Forming provides customer tooling for a particular customer's requirements and vacuum-mold manufacturing of various products. The primary products of Forming are display cases and accessories for express optical products retailers and parts sold in the air conditioning and automobile parts aftermarket.

             All of the products manufactured by Molding are comprised primarily of recycled plastic material, such as plastic milk cartons,
     plastic soft drink  cases and the like.   Also, the scrap plastic
     generated in the manufacturing process of both Molding and Forming is reused in later production runs or sold back to waste recycling firms.


             Industry, Customers and Competition

             Industry. Fridcorp operates in two distinct industries, the injection mold plastic product manufacturing industry and the vacuum-form plastic product manufacturing industry. Fridcorp is not a significant factor in either of such industries.

             Customers.    Fridcorp  sells  its  injection mold  products,
primarily plastic bases for boat seats, to boat seat manufacturers and directly to boat manufactures. It sells its vacuum-form plastic products, primarily jobbed products, to a wide range of customers.

             Competition.  Fridcorp's  two divisions, Molding and  Forming,
are subject to  differing competitive pressures.   Molding's primary  product,
plastic bases for boat seats, is proprietary and Molding faces competition from one other firm for sales of such product. Fridcorp has undertaken expansion of its Molding product lines in an attempt to increase productivity.

             Forming  completes in  an industry  in which  customer  relations
and  product quality  play an  important part.    Forming maintains a good
reputation in the industry but faces strong competition for customers from local companies.

             Marketing

             Fridcorp has an aggressive marketing plan in an effort to increase sales and achieve greater product diversification and attempting to rely less on its primary business of sales of boat seat bases and optical display cases. The potential for success in such marketing plans appears good, however, there is no assurance that such marketing plan will yield higher sales or operating income.

             Raw Materials

             Both Molding and Forming utilize recycled plastic products as well as new plastic materials in manufacturing its products. Fridcorp does not foresee any shortage in supplies of such materials.

             Employees

             Fridcorp employs approximately 20 persons on a full-time basis, of which 7 work in the Forming division, 9 persons are inthe Molding division
and  4 perform  administrative functions.   None of its  employees is
represented by a union or other labor organization and relations with employees are considered good. Fridcorp has never experienced nor anticipates a strike or other work stoppage.

     Discontinued operations-Metal extraction (ABI)

             American Brass, Inc. ("ABI") was incorporated in the State of Alabama in 1978. Until December 16, 1992, ABI operated a brass and bronze ingot smelter in Headland, Alabama. Principal raw materials for this operation consisted of various forms of scrap metal materials containing high copper and other base materials utilized in the
     production process.   This process produces "Slag",  which is refuse or
     dross separated from the brass and bronze in the smelting process. Inasmuch as the slag contains trace elements of lead, it is an environmentally hazardous substance in view of the Environmental
     Protection  Agency (EPA).   ABI processes its slag  through a ball mill
     which reduces the slag to a powdered saleable product used in fertilizer. The ABI site is located on approximately 134 acres including a number of special purpose buildings all under a long-term lease with the Headland Industrial Development Foundation. ABI has defaulted under this lease obligation. This operation is treated as a discontinued operation. The Company on January 29, 1993 entered into an agreement with an unaffiliated corporation, Trans Metals, Inc.
     (TMI), to restart the smelting operation.  Such agreement assigned
     ABI's leasehold  interest
     together with 150,000 shares of the Company's common stock to TMI in exchange for 850,000 shares of $5.00 par value preferred stock, a $950,000 4% note payable due January 25, 1995 and $25,000 in cash.

             Based on current economic conditions in the scrap, cooper and brass markets and the estimated operating margins needed, a restart of the facility under these conditions with similar manufacturing processes would require an estimated $5,000,000 investment with anticipated marginal returns. TMI has been unsuccessful to-date in re-starting, seeking joint venture partners or selling the Alabama operation. However, they are continuing their efforts to accomplish same. The Company has written down its investment in TMI in the amount of $5,000,000 as of July 31, 1994.

     ITEM 2.   Properties

             The Company   maintains executive offices at  13636 Neutron Road,
     Dallas, Texas   75244-4410 in a  7,800 sq. ft.  one story building (owned
     in fee) and is fully adequate to serve its needs.

             Test Switch occupies an industrial building in Canton, Ohio (leased). The Paris, Texas facility (owned) was vacated as result of the sale of the meter socket division in April 1995. The Canton, Ohio, facility consists of a brick building with approximately 20,000 square feet of space, including approximately 5,000 square feet of office space and 15,000 square feet containing equipment and machinery
     and inventory  storage.  The lease is on  a month to month basis.   The
     Paris, Texas, facility, consists of a vacant industrial building containing approximately 60,000 square feet of space, including approximately 3,000 square feet of office space. The facility is currently for sale or lease.

             Hydel leases one industrial building in metropolitan Toronto, Ontario. The Scarborough facility is leased until May 1997 and contains approximately 67,000 square feet, including approximately 7,000 square feet of office space.

             Hydel Engineering utilizes a portion of Hydel's facilities
     described above.   In addition, Hydel Engineering owns  a 22,000 square
     foot manufacturing  and office space on approximately 7 acres  of land
     located in Welland, Ontario.   Such facility provides 20,000 square feet
     of manufacturing and 2,000 square feet of office space.

             SMI  conducts its  manufacturing and  administrative functions through a  86,000 square feet  concrete leased  building in Denison,
     Texas.  The lease expires on October 31, 1997.   Approximately 48,000
     square feet are used for manufacturing, testing and inventory storage and 16,000 square feet are used as engineering, sales and administration. There is approximately 22,000 square feet under lease available for expansion.

             Reynolds carries on its manufacturing and sales activities in a building owned by it situated on 40,000 square feet of land in Garland, Texas. The plant is a one story, concrete building containing approximately 15,500 square feet of floor space, which includes approximately 2,000 feet of office space.

             Logic owns its office and plant facility at 3233 West Kingsley, Garland, Texas which consists of approximately 136,000 square feet of manufacturing and 8,000 square feet of connected office space located
     on approximately  7 acres of land.   Logic acquired a paint  facility
     located in leased property near its plant. Such leased facility consists of approximately 18,900 square feet of office, storage and production areas.

             Fridcorp carries on its manufacturing and sales activities in two buildings owned by it, located on 8 acres of land in Fort Worth, Texas. One of such buildings provides 2,000 square feet of space for Fridcorp's offices, 1,200 square feet for a pattern shop, 10,000 square feet for the Forming operations and a 5,000 square foot warehouse. The other of such buildings houses the entire operations of Molding and contains approximately 15,000 square feet and contains a small office (300 square feet). The remainder of the building is divided among the actual injection-mold manufacturing (7,500 square feet), a storage area for finished goods (3,600 square feet) and a storage area for raw materials (plastic chips) used in the manufacturing process (3,600 square feet).

     Item 3.   Legal Proceedings.

             ABI discontinued its operation  in January 1993 and is
     involved  in several lawsuits arising principally out of secured and
     unsecured creditors' claims against ABI.   Under most of these cases
     the courts have awarded judgements against ABI for the amounts owed
     such  creditors plus costs.   Although ABI has not  declared
     bankruptcy, there are insufficient assets to satisfy any of the unsecured creditor claims. The principal secured creditor currently has a deficiency of approximately $1,500,000; however thereare remaining assets which could be sufficient to satisfy their claims. Superior had guaranteed this secured creditor. Accordingly, if there were insufficient assets to satisfy this claims, the Company could be liable for this deficiency. Management does not believe that the Company will ultimately have any liability with respect to this guarantee.

             The Company and its subsidiaries are involved in various routine litigation incident to its business operations. Management and Legal Counsel do not believe that any of such litigation will have a material adverse effect on the consolidated financial position of the Company.

     Item 4.   Submission of Matters to a Vote of Security Holders.

             (a)  Annual meeting of stockholders, March 31, 1995.

             (b)  Not applicable.

             (c)  Not applicable.

                                                                   PART II

     Item 5.   Market for Registrant's Common Stock and Related Stockholder
     Matters:

             (a)   Principal Market

             The Common Stock of the Registrant is traded in the Over-the-Counter Market and quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol ELGT.

             (b)  Stock Prices and Dividend Information

             The following table sets forth the range of "Bid" and "Ask" prices, by quarters, since July 31, 1992, as compiled by NASDAQ and representing prices between dealers which does not include retail markups or commissions, thus, such prices may not represent actual transactions.

             Fiscal year ended July 31, 1995:
                                                              High                  Low
                      First Quarter                          2-9/16                1-1/2
                      Second Quarter                          2-5/8              1-13/16
                      Third Quarter                          3-7/16                2-1/8
                      Fourth Quarter                          3-1/8               2-5/16

             Fiscal year ended July 31, 1994:
                                                               High                 Low

                      First Quarter                               6               5-1/16
                      Second Quarter                        4-15/16               3-5/16
                      Third Quarter                         3-15/16               2-7/16
                      Fourth Quarter                         2-7/16               1-9/16

             Fiscal year ended July 31, 1993:
                                                              High                  Low

                      First Quarter                           5-3/4                4-3/8
                      Second Quarter                        5-11/16                4-1/4
                      Third Quarter                           7-5/8               4-5/16
                      Fourth Quarter                         7-1/16                5-1/2

             No dividend has been paid on the Common Stock by the Company and payment of dividends in the foreseeable future is not anticipated.

             As of July 31, 1995 there were 515 holders of record of the Common Stock of the Company, exclusive of beneficial ownership through brokerage firm nominee name.

             UNITS OF COMMON STOCK AND WARRANTS

             In connection with the Company's financing agreement with The CIT Group/Credit Finance, Inc. in 1994, the Company issued warrants to purchase 25,000 shares of common stock of the Company at $4.25 per share. Such warrants are exercisable in whole or part on or before November 24, 1998 and have piggy-back rights with respect to any shares to be registered by the Company.

     Item 6.  Selected Financial Data.

     STATEMENT OF OPERATIONS DATA:

     (In dollars, except shares outstanding)

                                                 Fiscal Years Ended July 31,
                                   1995             1994            1993             1992             1991
                                                 (Restated)
     Revenues                  $41,363,628      $46,448,998      $42,822,400      $27,898,721      $29,021,919
     Gross Profit               10,448,022        9,957,441       12,742,943        6,673,944        7,789,038
     Selling, G&A Expense       10,082,034       10,887,521       10,348,156        6,139,014        5,939,272
     Other Income (Expense)        429,693       (1,518,022)        (989,448)         185,719         (449,801)
     Earnings (Loss) from
      Continuing Operations        850,577       (2,106,377)       1,234,138          649,150        1,396,065
     Net Earnings (loss)           850,577       (6,106,377)         981,189          404,030        1,524,003
     Net Earnings (loss)
       per Share                       .11             (.80)             .13              .05              .23
     Weighted Average
       Number of Shares
       Outstanding               7,615,474        7,634,432         7,353,489       6,920,223        6,747,524

     BALANCE SHEET DATA:
                                                  As of July 31,
                                    1995            1994              1993             1992             1991
                                                 (Restated)
     Total Assets               $28,233,733     $30,359,318       $36,334,255      $26,315,227      $22,880,608
     Long-Term Obligations        6,379,001       6,014,513         6,372,631        1,961,608          605,688
     Shareholders' Equity        10,427,861       9,289,393        15,301,380       14,526,111       11,791,891

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Background

             The Company, through  its subsidiaries, operates within five
     separate industries.   These are (i)  the manufacture and sale of
     electrical switching devices, metal  enclosures and other electrical
     equipment for  use in the electric utility industry;   (ii) the
     manufacture and sale of defense electronic components; (iii) the manufacture of natural gas measurement equipment and gas odorization products; (iv) the manufacture and sale of precision customized metal enclosures for telecommunications and electrical equipment; and (v) the manufacture of vacuum-form and injection-mold products.

     Results of Operations

             The discussion below relates to the Company's operations during the fiscal years ended July 31, 1995, 1994 and 1993.

             Summary.   The Company reported net earnings (loss) from
     continuing operations  before  income  taxes of    $850,577, $(2,106,377)
     and $1,405,339 and net earnings (loss)  of $850,577, $(6,106,377) and
     $981,189 for  fiscal years 1995, 1994 and 1993, respectively.   The 1994
     earnings were restated due to an overstatement at July 31, 1994 of ending inventories of approximately $720,000. The results of discontinuing the ABI operation and the subsequent transaction with Trans Metals, Inc. (TMI) had the following net effect on earnings
     (loss) of $(4,000,000) and $(252,949) for fiscal years 1994 and 1993, respectively. The increase in earnings between 1994 and 1995 from continuing operations before income tax was $3,243,783 or 132.5% which is attributable to the Electric and Metal fabrication segments offset by decreases in Defense, Gas and Plastic segments. The increases in operating profits were $1,422,573 and $418,357, respectively and decreases of $(23,874), $(132,850) and
     $(92,027), respectively.    The decrease  in earnings between 1993 and
     1994  from continuing operations before income taxes  was $(3,853,441)
     or (274.20)% which is attributable to the Electric, Defense electronics and Metal fabrication segments offset by increases in Gas and Plastic segments. Declines in operating profits were $(1,767,786), $(1,890,571) and $(371,966), respectively and gains of $354,877 and $209,197, respectively for these aforementioned segments (See further comments
     under segment discussion).   Earnings (loss) per common share were $.11,
     $(.80) and $.13 in fiscal 1995, 1994 and 1993, respectively.

                                                              For the Years Ended July 31,
                                                     1995                                       1994

                                         Increase             Percent                Increase           Percent
                                        (Decrease)             Change               (Decrease)           Change
     Operating Revenues                 $(5,085,370)          (10.95)             $ 3,626,598             8.47
     Operating Income                     1,296,068           139.35               (3,324,867)         (138.84)
     Earnings (Loss) from
        continuing operations
        before income taxes               3,243,783           132.50               (3,853,441)         (274.20)
     Net Earnings Per Share                     .91           113.75                     (.93)          (75.38)

             The following table represents the changes [increase/(decrease)] in operating revenues, operating income and earnings from continuing operations before income taxes by the respective industry segments when compared to the previous period:

                                                 For the Years Ended July 31,
                                                       1995                                     1994
                                          Increase                                  Increase
                                          (Decrease)          Percent               (Decrease)          Percent

     Operating Revenues:
       Electric                         $(3,271,111)          (64.32)             $(1,090,240)          (30.06)
       Defense electronics                 (797,146)          (15.68)               1,070,497            29.52
       Gas                                 (276,360)           (5.43)                 815,342            22.48
       Metal fabrication                   (849,864)          (16.71)               2,719,349            74.98
       Plastics                             109,111             2.14                  111,650             3.08

                                        $(5,085,370)          100.00              $ 3,626,598           100.00

                                                           For the Years Ended July 31,
                                                      1995                                      1994

                                          Increase                                  Increase
                                          (Decrease)          Percent               (Decrease)          Percent
     Operating Income (Loss):
       Electric                          $1,422,573            89.34              $(1,767,786)          (51.00)
       Defense electronics                  (23,874)           (1.50)              (1,890,571)          (54.54)
       Gas                                 (132,850)           (8.34)                 354,877            10.24
       Metal fabrication                    418,357            26.28                 (371,966)          (10.73)
       Plastics                             (92,027)           (5.78)                 209,197             6.03

                                          1,592,179           100.00               (3,466,249)          100.00

     General Corporate                     (296,111)                                  141,382
     Other Income (Expense)               1,947,715                                  (528,574)

     Earnings from Continuing
       Operations Before Income
       Taxes                             $3,243,783                               $(3,853,441)

             Electric revenues decreased during 1995 by $(3,271,111) or decreases in the Canadian operations of $(2,278,154) (Hydel $(2,206,455) and Hydel Engineering $(71,699)) and U.S. operations of $(992,957). Operating income for 1995 increased for Test Switch by $674,869 and $747,704 in the Canadian operations or a total increase of $1,422,573. The decline in revenues is attributed primarily to the sale in January 1995 of the heating division of Hydel and the sale in April 1995 of the meter socket division of Test Switch. Operating profits, however, improved substantially on these lower sales, returning this segment to
     a positive  contributor to  the Company's  profits.   During 1994  the
     revenues also decreased by $(1,090,240), such decrease was $(596,417) in the Canadian operations and $(493,823) in the U.S. operations. Operating profits decreased by $(1,767,786) the net effect of an increase in the U.S. operating profits of $369,437 and a decrease of $(2,137,223) in the Canadian operations after restatement of the 1994 inventories of
     $720,790.   The Canadian  operations were affected by  price competition, increases in  the cost  of raw materials and the continuing slow Canadian
     economy.   Revenue increases of $8,722,900 in 1993 were attributable to the addition of Hydel and Hydel Engineering which contributed sales increases of $4,163,959 and $6,008,321, respectively and were offset by a sales decline of $1,449,380 by Test Switch.

             Gross profit margins were 22.59%, 14.47% and 26.76% for fiscal 1995, 1994 and 1993, with selling, general and administrative expenses as a percentage of sales for the same period of 18.51%, 18.40% and 21.87%,
     respectively.   Gross profit margins regained  part of what was  lost
     during 1994, i.e. margins after decreasing by 12.27% recovered by 8.12% in fiscal 1995. Margins were unchanged at Hydel improving both at Test Switch and Hydel Engineering, the result of a better product mix and increased selling prices.

             Defense electronics sales declined by $(797,146) due to cutbacks in defense spending and the older defense programs completing production. This segment's sales would have been decreased more were it not for increasing their customer base. Sales increased by $1,070,497 during 1994, however, 1993 included only eight months of sales since the inception of this segment on December 1, 1992. Annualized sales would have amounted to approximately $9,500,000 based on the eight month results during 1993. With this real decline in sales levels, operating profits were significantly affected resulting in a loss of $(71,322) when compared to profits of $1,819,249 or a $(1,890,571) in 1994 negative swing. The operating losses between 1995 and 1994 increased by $23,874 to $(95,196). Sales declines are functions of declining defense spending, development of new programs and reduced margins with current business. In 1993 this segment produced revenues of $6,303,982 for the first eight months the company was in business with a gross profit margin of 57.96% and operating profits of $1,819,249 or 28.86% of sales.

             Selling, general and administrative expenses were 44.22% in 1995 and 43.00% in 1994 after having grown from 29.10% in 1993, reflecting similar overhead dollars on declining sales. A large portion of selling, general and administrative expenses are fixed based on current circumstances and continuing need to develop new business and sales.

             Gas revenues decreased by  $(276,360) or (8.08%).  Sales of this segment's main product, "Recor" was relatively unchanged with most of the sales decline occurring in the odorization systems due to increased industry competition. Revenues increased by $815,342 during 1994 after
     having  decreased  by $(1,74,993)  in 1993.   The  1993 fiscal  year was
     a year of transition from representing another company's product to the development during 1993 and marketing and selling efforts during 1994 of this segment's proprietary product "Recor", a gas electronic volume corrector, replacing the older and less versatile imported "In-Line" product. During fiscal 1993 there was a decline in odorization systems sales due to added competition and fewer purchases from the Utilities. Odorization remain stable in 1994 but as previously mentioned declined
     again in  1995.   Operating income (loss) was $75,643, $208,493 and
     $(146,384) for fiscal 1995, 1994 and 1993, respectively.

             Metal fabrication revenues were $14,105,717, $14,955,581 and $12,236,232 for fiscal 1995, 1994 and 1993, respectively. While revenues declined by $(849,864), operating profits increased by $418,357 to
     $818,645 or a 104.53% increase.   We have been reasonably successful in
     turning down some business with lower margin sales thereby increasing our operating profits. Operating profits were $818,645, $400,288 and $772,254 for fiscal years 1995, 1994 and 1993, respectively. During 1994 all the manufacturing operations were consolidated into a new single building. Although there were additional costs associated with this move, the long-term benefits will accrue and provide room for sales growth and capacity.

             Plastics revenues increased slightly by $109,111 and $111,650 or 8.66% and 9.72% in 1995 and 1994, respectively. During fiscal 1993 there was a decline in revenues of $280,669 or 19.63%. This decline was attributable to declining revenues in the molding product line of boat seating resulting from increased competition from Fridcorp's major competitor. Operating profits suffered substantially from this lost revenue resulting in a loss of $(142,653) for 1993. However, operating profits after having improved to $66,544, declined to a loss of
     $(25,483) in  1995.   The  decline  in operating  profit  was directly
     related to manufacturing problems which required replacement and additional maintenance on key injection molding equipment.

             Expense relationship to the various changes in sales revenues remained fairly consistent among the segments for the three previous
     years.   Cost of sales as a percentage  of revenues amounted to 74.74%,
     78.56%  and 70.24% for the years  ended 1995, 1994 and 1993, respectively. The 1993 cost of sales percentages were weighed favorably by the much higher sales and profit margins in the Defense segment. The 1994 margins were impacted by poor Canadian and lower Defense
     margins.   Selling,  general  and administrative expenses  as a percentage of revenues were 21.79%, 21.78% and 22.03% for the years ended July 31, 1995, 1994 and 1993, respectively.

             Discontinued operations of ABI and the subsequent transaction with TMI, an unaffiliated company had the following net effects on earnings: a decrease of $(4,000,000) and $(252,949) for fiscal years 1994 and 1993,respectively.

     Liquidity and Capital Resources

             Liquidity. Cash flow from operating activities amounted to $(709,772), $502,785 and $2,158,944 for fiscal years 1995, 1994 and
     1993, respectively. Such cash flows have been sufficient to meet all the Company's obligations when they become due.

             Current assets of the Company totaled $15,331,633 at July 31, 1995, down from current assets of $18,584,786 at July 31, 1994. Current liabilities decreased from fiscal 1994 to fiscal 1995 by $3,628,541, resulting in a increase in working capital (current assets less current liabilities) to $3,904,762 at July 31, 1995, from $3,529,374, a increase
     of 10.64%.   This increase was largely due to the sale of the heating and
     meter  socket divisions in  the Electric segment.   The Company  believes
     that is operations will generate cash sufficient to meet its working capital requirements and debt obligations.

             Capital Resources. Hydel and Hydel Engineering have a working capital line-of-credit with a Canadian bank in the amount of $2,200,200. The Canadian credit facility is secured by receivables, inventories and equipment of Hydel and Hydel Engineering.

             Logic and Test Switch factored a portion of their receivables during fiscal 1993. In November 1993 the Company began a five year financing arrangement with the CIT Group Credit/Finance, Inc. (CIT). Their total commitment to the Company amounted to $7,000,000 of term and revolving credit at 2.75% above prime. However, the maximum amount to be borrowed is determined based upon eligible collateral, including equipment, receivables and inventory. Borrowing under this financing amounted to $583,683 in term debt and $2,339,580 in revolving debt at July 31, 1995. In June 1995, Logic refinanced a portion of its term debt, not related to the CIT financing above, which provided an additional $500,000 in proceeds with a finance company over 60 months.

             The Company  received $1,000,000  in proceeds from  an SBA
     mortgage loan  which was  funded on September  23, 1994.   Such proceeds
     were added to working capital. In January 1995, the Company funded a ten year $2,000,000 mortgage loan to finance the new building purchase by Logic replacing the lease purchase obligation due under the deferred purchase contract.

             The Company sold two divisions receiving approximately $3,494,593 in cash proceeds which were used to pay current obligation, reduce debt and provide additional working capital.

             Substantially all of the Company's assets, including certificates of deposit are pledged as collateral for the Company's long-term and short-term indebtedness.

     Capital Expenditures

             The Company purchased  equipment consisting of normal asset acquisitions and replacement  of approximately $622,122 during fiscal
     1995.   For fiscal  1994, the Company   purchased machinery  and
     equipment  of $2,491,210 principally  for the new  facility acquired
     during fiscal 1993 by Logic.   The Company does not anticipate any
     other significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment
     utilized by   its subsidiaries.   The Company may, from time to  time,
     purchase such machinery and equipment provided such assets serve as additional collateral for outstanding loans to the Company (and its subsidiaries).

             The Company acquired  the net assets of a paint facility for approximately $400,000 in January 1995 for cash. The Company acquired the operating assets and business of Hydel Engineering, a Canadian manufacturer of electric utility meter boxes and electric pole hardware effective August 1, 1992 for $423,000 cash and a $296,000
     note.   Also, effective December  1, 1992 the Company acquired  certain operating assets from Texas Instruments Incorporated, those assets were used to design and manufacture magnetic and power systems for use in the defense industry. Such acquisition included a cash expenditure and deferred payments of approximately $2,900,000.

     Dividend Policy

           No cash dividends have been declared on common stock by the Company's Board of Directors since the Company's inception. The Company does not contemplate paying cash dividends in the foreseeable future since it intends to utilize its cash flow to service debt, for working capital and capital additions, and to finance expansion of its operations.

     Other Business Matters

          Accounting for Post-Retirement Benefits. The Company provides no post-retirement benefits; therefore, FASB No. 106 will have no impact on the Company's financial position or result of operations.

          Inflation.   The  Company does  not expect  the current effects of
     inflation to have any effect on its operations in the foreseeable future. The largest single impact effecting the Company's overall operations is the general state of the economy and principally the home construction sector.

     Item 8.   Financial Statements and Supplementary Date.

          Information required by this item appears in the Consolidated Financial Statements and Auditor's Report of Electric & Gas Technology, Inc. and Subsidiaries for July 31, 1995, 1994, and 1993 as listed under
     Item 14.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          There have been no disagreements on accounting and financial disclosure.

                                                                  PART III

     Item 10.  Directors and Executive Officers of Registrant

             (a) During fiscal year ended July 31, 1995, the following persons served as directors of Registrant:

                                                                                                   Shares
                                                                                                 Beneficially
                                                                     Director                    Owned (%) of
          Name and Age                   Position                     Since                      Outstanding

     S. Mort Zimmerman (68)        Chairman of the Board,              1985                    838,926  10.11%
                                   President and Director

     Daniel A. Zimmerman (34)      Sr. Vice President                  1989                    357,353   4.31%
                                   and Director

     Edmund W. Bailey (53)         Vice President, Chief               1994                     46,666   0.56%
                                   Financial Officer and
                                   Director

     Fred M. Updegraff (61)        Vice President,                     1987                     73,295   0.88%
                                   Treasurer and Director

     S. Mort Zimmerman and Daniel A. Zimmerman are father and son.

             (b)   Executive Officers:

                The Executive Officers of Registrant are:

                See (a) above.

                Marie W. Pazol, Secretary

     BACKGROUND

             S. Mort Zimmerman:    Chairman of the Board, President and Chief
     Executive Officer of the  Company since its  formation in March 1985.

             After attending Georgia Institute of Technology and Oglethorpe, Mr. Zimmerman graduated in 1958 with a Bachelor of Science in Electrical Engineering from Pacific International University. He established the first electronics subsidiary for the predecessor corporation of LTV Corporation which was formed to market a low cost television camera invented by Zimmerman and for which he was awarded
     a United States  Patent in 1958.   Prior to 1963  he participated in the
     engineering and installation of 18 television stations.

             In 1965 Mr. Zimmerman formed the first "one-bank holding company" of its kind in the United States and which later served as a model from
     which many bank holding  companies were formed.   He served as  Chairman
     of the Board of four individual banking institutions, three of which were located in Florida (Springs National of Tampa, Metropolitan of Miami and Mercantile National of Miami Beach) and New York City (Underwriters Trust). After obtaining a public underwriting these banks
     were sold to others.   In 1967 Intercontinental Industries,  Inc. was
     organized and Mr. Zimmerman  served as its Chairman and Chief  Executive
     Officer.  This diversified holding  company   was  primarily  engaged in
     the operations of Intercontinental Manufacturing Company, a weapons manufacturer that was later sold. Through his research and development in the field of video X-ray and imaging,

     Mr. Zimmerman caused the organization in 1981 of Video Science Technology, Inc. in 1981 to exploit the inventions for which he was awarded two U.
     S. Patents.   Patents awarded  include: Television Camera-Video Amplifier and Blanking Circuits-1958, Electronic Thermometer-1963, Video-X-Ray Imaging System and Method-1977, Video System and Method for Presentation and Reproduction of X-Ray Film Images-1977, Electromagnetic Radio Frequency Excited Explosion Proof Lighting Method and System-1986, and Laser Display of an Electronically Generated Image Signal-1987. Recently, Mr. Zimmerman participated as a co-inventor on new Electronic Refrigeration technology to which patents are pending.

             Daniel A. Zimmerman:    Mr. Zimmerman was elected Senior Vice
     President in 1991 and was re-elected as a Director of the Company in 1990 (Mr. Zimmerman served as a director from March, 1985 to January,
     1988). Mr. Zimmerman is presently serving as President and Director of Reynolds Equipment, Inc. and Vice President and Director of Test
     Switch.   He also serves as Vice President Marketing  for SMI since its
     inception, December 1, 1992.   He received his  Liberal Arts Degree from
     Austin College in Sherman, Texas in May, 1982.

             Edmund A. Bailey:      Mr. Bailey has served as Vice President
     and  Chief Financial Officer  of the Company since  March, 1992.  He
     was elected a member oF The Board of Directors May 1994.   From
     January 1989, to March, 1992, Mr. Bailey was a shareholder in the public accounting firm of Jackson & Rhodes P.C., Dallas, Texas. From August, 1987, to December, 1988, Mr. Bailey served as Vice President and Chief Financial Officer of Southern Foods Group, Inc., an independent milk producer. From May, 1986, to July, 1987, he was with the public accounting firm of Pannell Kerr Foster, Dallas, Texas. Prior experience included 16 years in public accounting with Fox & Company and Arthur Young & Company (now
     Ernst & Young). Mr. Bailey earned a B.S. degree in Business from Monmouth College, West Long Branch, New Jersey, and an M.B.A. degree from Southern Methodist University, Dallas, Texas. Mr. Bailey is licensed in the State of Texas as a Certified Public Accountant.

             Fred M. Updegraff:   Mr. Updegraff  has served as Vice President
     and Treasurer of the Company since 1985. He was elected Treasurer and a member of the Board of Directors in May, 1987. Mr. Updegraff is also Vice President, Controller and Director of DOL Resources which files
     reports  under Section 13 of the Securities Act of 1934.   From 1976
     to 1981, he was Vice President of a manufacturing company engaged in the
     manufacture of brass valves for the plumbing industry.   Mr. Updegraff
     graduated from Emporia State University with Bachelor degrees in Business Administration and Education.

             (c)  Significant and Key Employees:

             The following provides certain information regarding key employees who serve as officers of the subsidiary companies of the Company:

             W. Ken  Wilemon:   Mr. Wilemon, having served two years as
     General Manager, was elected President of Logic in 1984. Prior to his employment with Logic, he was a manufacturer's representative of Electra III Corporation in Dallas, Texas.

             Michael D.  Beall:   Mr. Beall  presently serves as Vice
     Chairman  of  the Board  of Reynolds..   In  1986 he  was elected
     President of Reynolds and served in  this position until 1992.
     Mr. Beall was employed by Wilson Flow Measurement in 1968, which was acquired by Louis Reynolds and the name changed in 1973.

             Gabriel Prieto: Mr. Prieto became President of SMI on December 1, 1992, the effective date the Company completed the acquisition of the Texas Instruments Incorporated magnetics operation in Denison,
     Texas.   He  has also served  as President  of Fridcorp since its
     acquisition in January, 1992. From 1989 until January, 1992, Mr. Prieto was engaged as an independent business consultant. During 1988 and 1989, he was an officer of Domac Plastics, Inc., a corporation formerly wholly owned by the Company; from 1982 to 1988, he served as a Vice President and Senior Petroleum Engineer for Nations Bank, N.A., Dallas, Texas; from 1980 to 1982, he was employed by Freeport McMoran, Inc. an oil and gas exploration firm based in New Orleans, Louisiana;and from 1976 to 1980, he was employed by Mobil Oil Corporation as a senior petroleum engineer in its New Orleans, Louisiana offices and earned a B.S. degree in Petroleum Engineering from Louisiana Tech University, Ruston,
     Louisiana. He is a registered Petroleum Engineer in the State of Texas. Also, Mr. Prieto is a member of the

     Society of Petroleum Engineers, the Society of Plastics Engineers and the International Association of Energy Economists.

             Richard R. Barkdoll: Mr. Barkdoll has served as Vice President and Chief Financial Officer of Test Switch (and its predecessor
     company)  since 1972.   In June, 1988  he was elected  Chief Operations
     Officer of the Manufacturing Division of Test Switch. Mr. Barkdoll retired August 1, 1995 and will continue as a part-time consultant to Test Switch.


     Item 11.  Executive Compensation

     Summary Compensation Table

                                                                                 Long Term Compensation
                               Annual Compensation                           Awards                     Payouts
                                                         Other       Restricted  Number of Shares      Long Term
   Name and Principal                                   Annual         Stock        Covered By      Incentive Plan     All Other
     Position          Year    Salary        Bonus   Compensation     Awards       Option Grant         Payout       Compensation

   S. Mort Zimmerma    1995   $110,000(a)   $   -      $   -             -            232,000               -            $642(b)

    Chairman of the    1994    185,000(a)   $   -      $   -             -            232,000               -            $642(b)
    Board & President
                       1993    185,000(a)   $   -      $   -             -            200,000               -            $642(b)

     (a) Includes accrued and unpaid compensation of $220,000, $120,833 and $102,500 for fiscal year 1995, 1994 and 1993, respectively.
     (b) Company match of 401 (K) employee contributions.

             1995 Stock Option Grants

         The following table sets forth stock options granted in fiscal 1995 to the Company's executive officer named in the Summary Compensation Table and to all other employees as a group. The table also sets forth the hypothetical gains that would exist for the options at the end of their 5 year term, assuming rates of stock
         appreciation of 0%, 5% and 10%.   The actual future value of the
         options depend on the market value of the Company's Common stock.

         There were no option granted during fiscal 1995.

         Aggregate Option Exercises and Year-end Option Values

         Set forth below are the number of shares covered by exercisable and unexercisable options held by S. Mort Zimmerman on July 31, 1995 and the aggregate gains that would have been realized had these options been exercised on July 31, 1995, even though these options were not exercised, and the unexercisable options would not have been exercised, on July 31,1995.

                         Number of Shares            Value of Unexercised
                      Covered by Unexercised             In-The-Money
                        Options on 7/31/95          Options as of 7/31/95

   Name              Exercisable  Unexercisable   Exercisable  Unexercisable(a)

   S. Mort Zimmerman     -0-             -0-          -0-               -0-

   (a) Market  value of shares  covered by  in-the-money options on  July 31,
   1995 less  option exercise price.   Options are in-the-money if  the market
   value of the shares covered thereby is greater than the option exercise price.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management

          (a) The following tables sets forth the number of shares of Common Stock of holders of the Company known to the Company to be the beneficial owner of more than five (5%) percent of its Common Stock at July 31, 1995.

   Name and Address               Amount and Nature of     Percent of
                                    Beneficial Owner         Class

   S. Mort Zimmerman                  838,926 (1)            10.11%
   13636 Neutron Road
   Dallas, Texas  75244-4410

         (b) The following table sets forth the number of shares of Common Stock of Registrant owned by all directors and officers as a group as of July 31, 1995:

   Name of                        Amount and Nature of     Percent of
   Beneficial Owner               Beneficial Ownership       Class

   S. Mort Zimmerman                  838,926 (1)            10.11%
   Chairman of the
   Board and President

   Daniel A. Zimmerman(5)             357,353 (2)             4.31%
   Sr. Vice President
   and Director

   Edmund W. Bailey                    46,666 (3)              .56%
   Vice President &
   Chief Financial Officer

   Fred M. Updegraff                   73,295 (4)              .88%
   Vice President
   Treasurer & Director

   All Officers &
   Directors, as a
   Group                             1,327,573              15.99%

   (1) Includes (i) 232,000 shares subject to options owned by Mr. S. Mort Zimmerman; (ii) 81,685 shares of the 816,853 shares owned beneficially and of record by Trans-Exchange Corporation, in which Mr. S. Mort Zimmerman has a 10% beneficial interest; and (iii) 31,429 shares owned by Glauber Management Company, a firm 42% owned by Mr. S. Mort Zimmerman and in which he effectively controls the voting of the
   Company's stock owned by such firm.   Mr. S. Mort Zimmerman  disclaims any
   beneficial interest in the shares owned by his wife's estate and their adult children.

   (2)   Includes 31,667 shares subject to options owned by Mr. Zimmerman.

   (3)   Includes 36,666 shares subject to options owned by Mr. Bailey.

   (4)   Includes 31,666 shares subject to options owned by Mr. Updegraff.

   (5)   S. Mort Zimmerman and Daniel A. Zimmerman are father and son.

   Item 13.   Certain Relationships and Related Transactions

   THE FOLLOWING IS A SUMMARY OF ADVANCES FROM/TO AFFILIATED COMPANIES AT JULY 31, 1995.

                                            1995        1994
         VSTI                             $150,000   $ 150,000
         Comtec and others                 452,681    (254,768)
                                          $602,681   $(104,768)

         Approximately $530,000 of the receivable from Comtec and other related parties at July 31, 1995 was secured by an agreement with
         an officer.   Per the terms of the agreement, the officer  will
         forego collection of $75,000 in salary annually until repayment is made by Comtec and other related parties. In the event these affiliates fail to pay the amounts due the Company, the accumulated unpaid salary will be applied to the outstanding receivable balance. The accrued and unpaid salary of $362,000, $362,000 and $287,000 at July 31, 1995, 1994 and 1993, respectively have been offset with the receivable in the accompanying financial statements. During 1994 the Company purchased certain equipment with a cost of approximately $47,000 and subsequently sold the equipment to an affiliated company for $200,000. The gain of approximately $153,000 is included in other income.

                                              PART IV

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

             (a)  Documents filed as part of this Report

        1.   Financial Statements

             Consolidated Financial Statements of Electric & Gas
               Technology, Inc. and Subsidiaries:

             (i)   Reports of Independent Certified Public
                   Accountants

             (ii) Consolidated Balance Sheets July 31, 1995 and July 31, 1994.

             (iii) Consolidated Statements of Operations for the
                   three years ended July 31, 1995.

             (iv)  Consolidated Statements of Changes in
                   Stockholders' Equity for the three years ended
                   July 31, 1995.

             (v) Consolidated Statements of Cash Flows for the three years ended July 31, 1995.

             (vi)  Notes to Consolidated Financial Statements

       2.     Financial Statement Schedules Required by Item 8
              of Form 10-K and paragraph (d) of Item 14

              None

        3.    Exhibits

         3.1    Articles  of Incorporation of Registration (filed as Exhibit
                3.1 and3.2 to Registration Statement form S-18 - Registrant No. 33-2147FW of Registrant and Incorporation herein by reference.

         3.2 By-laws of Registrant (filed as Exhibit 3.3 Registration Statement on Form S-18 - Registrant No. 33-2147FW - of Registrant and incorporated herein by reference.

         4.1    Specimen Copy of  Common Stock Certificate (filed as Exhibit
                1.1 to Registration Statement under the Securities Exchange Act on Form 8-A and incorporated herein by reference).

         4.1    Warrant  Agreement  and  Text  of  Warrant  (filed  Exhibit
                4.1 to Amendment No. 1 to Registration Statement on Form S-18, Registration #33-2147FW, of Registrant incorporated herein by reference.

         10.1 Agreement and Plan of Acquisition between Petro Imperial Corp. and Superior Technology, Inc. dated June 30, 1986 for the acquisition of 80% of American Brass, Inc. (filed as Exhibit 1 to Registrant's Form 8-K Report dated July 9, 1986, Commission File No. 0-14754 and incorporate herein by reference).

         10.2 Acquisition Agreement dated July 29, 1988 and Amendment thereto dated November 15, 1988, (filed as Exhibit 1 to Form 8-K Report, as amended on Form 8 filed August 9, 1988 and incorporated herein by reference).

         10.32 U. S. Small Business Administration authorization and loan agreement dated August 3, 1994 between Independence Funding
                Company  Ltd. and Electric  &    Gas  Technology,  Inc.,
                Reynolds  Equipment  Company, Superior Technology, Inc.
                and Fridcorp Plastics, Inc. and  Note for $1,000,000
                (filed as exhibit 10.32 to Form 10-K, filed October 27, 1994 and incorporated herein by reference).

         10.33 Asset Purchase Agreement dated as of April 18, 1995 by and between Superior Technology, Inc. and American Circuit Breaker Corporation (filed as exhibit 10.32 to Form 10-Q, filed June 12, 1995 and incorporated herein by reference).

         (b)    Reports on form 8-K
                           None

                                             SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ELECTRIC & GAS TECHNOLOGY, INC.



                                  By:  /s/ Edmund W. Bailey
                                  Edmund W. Bailey, Vice President,
                                  and Chief Financial Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacity and on the date set-forth following their name:



         Signature                   Capacity                Date




         /s/ S. Mort Zimmerman     Chairman and President    October 25, 1995
         S. Mort Zimmerman


         /s/ Daniel A. Zimmerman   Senior Vice President
         Daniel A. Zimmerman       and Director              October 25, 1995


         /s/ Edmund W. Bailey      Vice President, and
         Edmund W. Bailey          Chief Financial Officer   October 25, 1995


         /s/ Fred M. Updegraff     Vice President, Treasurer
         Fred M. Updegraff         and Director               October 25, 1995


         /s/ Marie W. Pazol        Secretary                  October 25, 1995
         Marie W. Pazol

                                  ELECTRIC & GAS TECHNOLOGY, INC.
                                          AND SUBSIDIARIES


                                       JULY 31, 1995 AND 1994



                                                                      Page

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS             29

         CONSOLIDATED FINANCIAL STATEMENTS

                       CONSOLIDATED BALANCE SHEETS                      30

                       CONSOLIDATED STATEMENTS OF OPERATIONS            31

                       CONSOLIDATED STATEMENTS OF CHANGES IN
                       STOCKHOLDERS' EQUITY                             32

                       CONSOLIDATED STATEMENTS OF CASH FLOWS         33-34

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    35-49

                         Report of Independent Certified Public Accountants





   Board of Directors and Stockholders
   Electric & Gas Technology, Inc.
     and Subsidiaries


         We have audited the accompanying consolidated balance sheets of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1995, in conformity with generally accepted accounting principles.

         As discussed in Note 16 of Notes to Consolidated Financial Statements, certain errors resulting in overstatement of previously reported inventories as of July 31, 1994, were discovered by management of the Company during the year ended July 31, 1995. Accordingly, the 1994 financial statements have been restated to correct the error.


   Jackson & Rhodes P.C.


   Dallas, Texas
   October 19, 1995

                          ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                              July 31,
                                               ASSETS

   CURRENT ASSETS                                                      1995            1994
                                                                                    (Restated)
       Cash and cash equivalents                                  $ 1,044,851      $   638,245
       Accounts receivable trade, less allowance for doubtful
         receivables of $184,317 in 1995 and $150,667 in 1994       5,112,853        6,541,832
       Note receivable                                                684,031              -
       Inventories                                                  8,317,588       11,181,894
       Prepaid expenses                                               172,310          222,815
         Total current assets                                      15,331,633       18,584,786

   PROPERTY, PLANT AND EQUIPMENT, net                               9,944,103       10,223,493

   OTHER ASSETS
       Discontinued operations                                        484,842          508,914
       Other assets                                                 2,473,155        1,042,125
         Total other assets                                         2,957,997        1,551,039
   TOTAL ASSETS                                                   $28,233,733      $30,359,318

                                LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
       Notes payable                                              $ 5,116,457      $ 6,605,442
       Accounts payable                                             3,609,596        4,815,477
       Accrued liabilities                                          1,485,334        2,152,330
       Current maturities of long-term obligations                  1,215,484        1,482,163
         Total current liabilities                                 11,426,871       15,055,412

   LONG-TERM OBLIGATIONS
       Long-term obligations, less current maturities               5,944,202        5,296,956
       Other                                                          434,799          717,557
         Total long-term obligations                                6,379,001        6,014,513

   COMMITMENTS AND CONTINGENCIES                                          -                -

   STOCKHOLDERS' EQUITY
       Preferred stock, $10 par value, 5,000,000 shares
         authorized, none issued or outstanding                           -                -
       Common stock, $.01 par value, 30,000,000 shares authorized,
         issued 7,905,416 in 1995 and 1994                             79,054           79,054
       Additional paid-in capital                                   9,823,534        9,843,734
       Retained earnings                                            2,091,269        1,240,692
       Pension liability adjustment                                  (265,302)        (473,823)
       Cumulative translation adjustment                             (424,577)        (460,847)
                                                                   11,303,978       10,228,810
       Less treasury stock, 274,792 shares in 1995 and 289,992
         shares in 1994, at cost                                     (876,117)        (939,417)
         Total stockholders' equity                                10,427,861        9,289,393
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $28,233,733      $30,359,318

                                      See accompanying notes.

                          ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                        Years ended July 31,

                                                          1995         1994         1993
                                                                   (Restated)
   Sales                                             $41,363,628  $46,448,998  $42,822,400
   Cost of goods sold                                 30,915,606   36,491,557   30,079,457

       Gross profit                                   10,448,022    9,957,441   12,742,943

   Selling, general and administrative expenses                                             10,082,034   10,887,521   10,348,156

       Operating profit (loss)                           365,988     (930,080)   2,394,787

   Other income and (expenses)
       Interest, net                                  (1,090,677)  (1,042,380)    (970,362)
       Other, net (Note 2)                             1,520,370     (475,642)     (19,086)
                                                         429,693   (1,518,022)    (989,448)

   Earning (loss) from continuing operations
       before income tax                                 795,681   (2,448,102)   1,405,339

   Provision  (credit) for income taxes                  (54,896)    (341,725)     171,201

   Earnings (loss) from continuing operations            850,577   (2,106,377)   1,234,138

   Discontinued operations (Note 3):
       Earnings (loss) from operations of
       discontinued metal extraction segment                 -            -     (3,518,852)

       Gain (loss) on disposal of metal extraction
          segment, net of valuation allowance
          of $5,000,000 in 1994 and $1,000,000
          in 1993                                            -     (4,000,000)   3,265,903

                                                             -     (4,000,000)    (252,949)

   NET EARNINGS (LOSS)                             $     850,577  $(6,106,377) $   981,189


   Earnings (loss) per common share:
       Continuing operations                               $0.11       $(0.28)      $ 0.16
       Discontinued operations                                -         (0.52)       (0.03)
       Net earnings                                        $0.11       $(0.80)      $ 0.13

   Weighted average number of common
       shares outstanding                              7,615,474    7,634,432    7,353,489

                                      See accompanying notes.

                       ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            Years ended July 31, 1995, 1994 and 1993

                                    Common Stock                                  Pension
                                              Par    Paid-in     Retained      liability    Translation  Treasury
                                   Shares    Value   Capital     Earnings     adjustment    adjustments    Stock        Total
   Balance at July 31, 1992       7,786,424  $77,864 $ 9,890,750 $6,365,880   $      -      $      -    $(1,808,383) $14,526,111
       Net earnings for the year        -        -           -      981,189          -             -            -        981,189
       Pension liability
       adjustment                       -        -           -          -       (424,965)          -            -       (424,965)
       Cumulative translation
       adjustments                      -        -           -          -            -        (305,955)         -       (305,955)
       Sale of treasury stock           -        -       112,250        -            -             -        412,750      525,000

   Balance at July 31, 1993       7,786,424   77,864  10,003,000  7,347,069     (424,965)     (305,955)  (1,395,633)  15,301,380
       Net loss for the year
       (Restated)                       -        -           -   (6,106,377)         -             -            -     (6,106,377)
       Pension liability
       adjustment                       -        -           -          -        (48,858)          -            -        (48,858)
       Cumulative translation
       adjustments                      -        -           -          -            -        (154,892)         -       (154,892)
       Treasury stock cancelled    (156,008)  (1,560)   (472,156)       -            -             -        473,716         -
       Purchase of treasury stock       -        -           -          -            -             -        (17,500)     (17,500)
       Exercise of options           80,000      800     112,040        -            -             -            -        112,840
       Investment in Techstar
       Industries, Inc.             195,000    1,950     200,850        -            -             -            -        202,800

   Balance at July 31, 1994
       (Reststed)                 7,905,416   79,054   9,843,734  1,240,692     (473,823)     (460,847)   ( 939,417)   9,289,393
       Net Earnings for the year        -        -           -      850,577          -             -            -        850,577
       Pension liability
       adjustment                       -        -           -          -        208,521           -            -       (208,521
       Cumulative translation
       adjustment                       -        -           -          -            -          36,270          -         36,270
       Treasury stock transfered        -        -       (20,200)       -            -             -         80,800       60,600
       Purchase of treasury stock       -        -           -          -            -             -        (17,500)     (17,500)

  Balance July 31, 1995           7,905,416  $79,054  $9,823,534 $2,091,269    $(265,302)    $(424,577)  $( 876,117) $10,427,861

                                                     See acccompanying notes.

                          ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         Years ended July 31,

                                                             1995          1994           1993
   Increase (decrease) in cash:                                        (Restated)
   Cash flows from operating activities:
       Net earnings (loss)                              $   850,577   $(6,106,377)    $  981,189
       Adjustments to reconcile net earnings ( loss)
          to net cash provided by operating activities:
         Discontinued operations                                -       4,000,000     (1,350,000)
         Depreciation of property, plant
            and equipment                                 1,138,406     1,145,626        896,309
         Deferred income tax                                (75,345)     (206,463)        43,500
         Amortization of goodwill and patents                 6,892        26,850         36,932
         Loss from discontinued operations                      -             -          252,949
         Treasury stock transferred for expenses             60,600           -              -
         Gain on sale of property, plant
            and equipment                                (1,094,743)     (156,749)           -
         Deferred income                                        -         (20,470)       (16,550)
         Changes in assets and liabilities:
            Accounts receivable                           1,428,979    (1,842,751)       692,382
            Inventories                                    (454,767)    2,604,561     (1,470,279)
            Prepaid expenses                                 50,505       (50,041)        54,307
            Other assets                                   (749,107)      884,533         28,606
            Accounts payable                             (1,130,536)       86,433        986,337
            Accrued liabilities                            (741,233)      137,633        783,570
            Income tax payable                                  -             -          239,692
   Net cash provided by (used in) operating activities     (709,772)      502,785      2,158,944


   Cash flows from investing activities:
       Proceeds from sale of property, plant and equipment 3,494,593      209,010            -
       Purchase of property, plant and equipment            (622,122)  (1,009,577)      (961,848)
       Acquisition of subsidiary, less cash acquired             -            -         (542,246)
       Acquisition of paint facility                        (400,000)         -              -
       (Increase) decrease in certificates of deposits           -            -          495,510

   Net cash provided by (used in) investing activities     2,472,471     (800,567)    (1,008,584)

   Cash flows from financing activities:
       Proceeds from issuance of long-term obligations     3,763,021      921,125      1,193,152
       Issuance of common stock                                  -        112,840            -
       Payments on long-term obligations                  (3,640,352)  (2,662,578)    (4,373,536)
       Purchase of treasury stock                            (17,500)     (17,500)           -
       Increase (decrease) in notes payable               (1,488,985)     610,265      1,913,352

   Net cash provided by (used in) financing activities    (1,383,816)  (1,035,848)    (1,267,032)

   Effect of exchange rate changes on cash                    27,723     (268,200)      (305,955)

   NET INCREASE (DECREASE) IN CASH                           406,606   (1,601,830)      (422,627)

   Cash - beginning of year                                  638,245     2,240,075      2,662,702

   Cash - end of year                                    $ 1,044,851   $   638,245    $ 2,240,075

                                             See accompanying notes.

                          ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                        Years ended July 31,

   Supplemental disclosures of cash flow information:
                                                            1995          1994           1993
   Cash paid during the year for:
       Interest                                          $1,268,542    $1,139,243    $ 1,068,680
       Income tax                                           $24,969       $42,000        $96,838

   Supplemental schedule of noncash investing and financing activities:

       During the year ended July 31, 1995, the following noncash transactions occurred:

         The Company received non-cash consideration in the form of notes and accounts receivable from the sale of the meter socket division in the amount of $1,344,792.

         The Company acquired machinery and equipment amounting to $257,898 with notes payable and lease purchase obligations.

       During the year ended July 31, 1994, the following noncash transactions occurred:

         The Company acquired machinery and equipment amounting to $1,481,633 with notes payable and lease purchase obligations.

         The Company acquired 600,000 shares of Techstar Industries, Inc. for 195,000 shares of the Company's common stock valued at $202,800.

         The Company cancelled 156,000 shares of treasury stock valued at $473,716.

         The Company reduced the present value of future performance obligations by $140,058.

       During the year ended July 31, 1993, the following noncash transactions occurred:

         The Company acquired land and building amounting to $2,393,000 with a lease purchase obligation.

         The Company acquired Hydel Note 2).   A portion of the consideration
         was a note amounting to $296,000.

         The Company acquires SMI (Note 2) for approximately $2,900,000 in debt and deferred payments.

         The Company discontinued the operations of ABI (Note 3) effective January 31, 1993.

                                      See accompanying notes.

                          ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 1
                                 SUMMARY  OF  ACCOUNTING  POLICIES

       A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

   Organization:

        Electric & Gas Technology, Inc.("the Company"or "ELGT") was organized under the laws of the State of Texas on March 18, 1985, to serve as
        a holding company for operating subsidiary corporations.   In April,
        1985, the  Company (i)  acquired from Commercial  Technology, Inc.
        ("COMTEC"),  an  affiliated  company,   all  of  the  stock  of
        Reynolds Equipment Company ("Reynolds") for stock of the Company and (ii) acquired from a subsidiary of COMTEC all of the stock of Test Switch Technology, Inc. ("Test Switch")[ formerly Superior
        Technology, Inc.   ("Superior")] for  stock of  the  Company.   In
        1988, the Company acquired 85% (and subsequently 100%) of the stock of Data Automation Company, Inc. ("DAC") from Video Science Technology, Inc., formerly an affiliate of COMTEC and of the Company; DAC owned 100% of Domac Plastics, Inc. ("Domac") and
        Logic  Design  Metals,  Inc.  ("Logic").    Domac  was subsequently
        sold. During 1992 Logic merged into DAC, its parent, and DAC changed its name to Logic Design Metals, Inc. and is referred to herein as "Logic". In June 1986 Superior acquired from Petro Imperial Corp.
        (A subsidiary of COMTEC) its ownership in American Brass, Inc. ("ABI"). Fridcorp Plastics, Inc. ("Fridcorp") was acquired by the Company in January, 1992, in  exchange  for 162,000  shares of
        Company Common Stock.   Hydel Enterprises,  Inc. ("Hydel")
        [ formerly Stelpro Limited ("Stelpro")] was acquired by the Company in April,  1992, in exchange for 166,474 shares of the Company
        Common Stock and $1,100,000 (Cdn. funds)(April 30, 1992, exchange rate: .8370). On August 1, 1992, Hydel acquired all of the outstanding capital stock of Hydel Engineering Limited ("Hydel Engineering") for cash and notes payable of approximately,
        $719,000  ($850,000 Cdn.).  The  number of shares  o  Company
        Common Stock issued in the Acquisitions of Fridcorp and Hydel was, in each case,  determined through arms-length negotiations.
        Superior Magnetics, Inc. ("SMI") was formed by the  Company to acquire the operating assets of the business operations of Denison Magnetics of Texas Instruments Incorporated on November
        30,  1992  for  cash and deferred payments of approximately
        $2,900,000.   Precision Techniques, Inc. ("Precision")  consists
        of a painting facility which was acquired for Logic in January
        1995 for cash of $400,000.

       The Company presently is the owner of 100% of Test Switch, which currently owns 80% of ABI and 100% of Hydel, which currently owns 100% of Hydel Engineering; and the Company owns 100% of Logic, Precision, Reynolds, Fridcorp and SMI; and, through such subsidiaries, operates in five distinct business segments: (1) the manufacture and sale of electrical switching devices, electric meter enclosures and pole-line hardware for the electric utility industry and the general public (Test Switch, Hydel and Hydel Engineering); (2) the design and manufacture of defense electronic components (SMI); (3) the manufacture and sale of natural gas measurement, metering and odorization equipment (Reynolds); (4) the manufactureand sale of precision metal enclosures for telecommunication and computer
       equipment (Logic and  Precision);  and  (5)  the  manufacture   of
       vacuum-form and injection-mold products (Fridcorp). Effective January 31, 1993, the Company discontinued the operations of its 80% owned ABI which previously was engaged in the manufacture and sale of brass and bronze ingots.

   Reclassification and Restatement:

       Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements to conform to the 1995 presentation. The 1994 financial statements have been restated, as explained in Note 16.

   Principles  of  Consolidation:

       The  consolidated  financial statements  include  the accounts  of  the
       Company and its subsidiaries.   All significant intercompany accounts
       and transactions  have been eliminated in consolidation.

                          ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 1
                           SUMMARY  OF  ACCOUNTING  POLICIES (Continued)

   Inventories:

       Inventories of raw materials, work-in-process and finished goods are stated at the lower of cost or market as determined by the first-in, first-out method.

   Depreciation  and  Amortization:

       Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the
       improvements whichever is shorter.   Leased property  under capital
       leases is amortized over the lives of the respective leases or over the service lives of the assets for those leases which substantially transfer ownership. The straight-line method of depreciation is followed for newly acquired assets and straight-line and accelerated methods have been used for older assets for financial reporting purposes, accelerated methods are used for tax purposes.

   Property,  Plant  and  Equipment:

       Property, plant and equipment are stated at cost.   Depreciation is
       computed based on the following useful lives:

                                                                      Years

         Machinery and equipment                                      3 -15
         Buildings and improvements                                   4 -33
         Furniture, fixtures and equipment                            3 -10

   Cash  Equivalents:

       For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or Less to be cash equivalents.

   Earnings  Per  Share:

       Earnings per common share are computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

                          ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 2
                                   DISPOSITIONS AND ACQUISITIONS

       Effective April 30, 1995, the Company sold inventory, machinery and equipment and the business operations of the meter socket division of Superior. Proceeds amounted to approximately $3,064,000 of which approximately $1,750,000 was for cash and the balance in a note and
       receivable of approximately $1,315,000.   The note is due in equal
       monthly installments over  a twenty-four month  period commencing
       September 1995.   Such transaction resulted in a gain  of approximately
       $463,000 and is included in other income. On December 30, 1994, the Company sold inventory, machinery and equipment and the business operations of the heating division of its Canadian subsidiary, Hydel
       for cash.   Proceeds from the  sale amounted to $1,688,963 which
       resulted in a gain of approximately  $623,000 and is included in other
       income.   Sales  for the meter  socket division amounted  to
       approximately  $5,179,000, $6,378,000  and $6,936,000 for  the years ended July 31, 1995, 1994 and 1993, respectively. Superior renamed itself, Test Switch Technology, Inc. and continued its test switch
       business (See  Note 17  Subsequent Events-pending sale).   Sales for
       the heating division amounted to approximately $2,262,000, $4,492,000 and $4,499,000 for the years ended July 31, 1995, 1994 and 1993,
       respectively.   Hydel  continued its  electric division  operations
       (See  Note 17 Subsequent Events-pending sale).

       The Company acquired for cash of approximately $400,000, Precision Techniques, Inc., in January 1995, a company which consisted of a
       painting facility.   Precision currently paints almost  exclusively
       for Logic and this acquisition has been treated as an acquisition of assets (Paint Facility) instead of a business combination. Prior to the acquisition, Logic accounted for a significant part of the
       prior business.   Logic also uses other third-party facilities for its
       painting needs.

       The Company acquired the manufacturing assets of Texas Instruments Incorporated's (TI) magnetics operation located in Denison, Texas on
       October 20, 1992.   The Company formed a new wholly  owned  subsidiary,
       Superior  Magnetics,  Inc.  (SMI)  which  closed  the acquisition
       effective  December  1,   1992.    SMI  operates   a  high-quality
       design engineering and manufacturing facility for sophisticated electronic power transformers, power supplies and special magnetic components. The acquisition was made with cash and deferred
       payments of approximately $2,900,000  in value.   Acquired assets
       included raw materials and production machinery and equipment, including test equipment and office fixtures and furniture. The Company considered this acquisition to be the purchase of assets and not a business combination. Accordingly, no pro forma information is presented.

       On August 1, 1992, Hydel, a wholly-owned subsidiary of the Company, executed an agreement to acquire all of the outstanding capital stock of Hydel Engineering Limited ("Hydel Engineering"), an Ontario, Canada, corporation engaged in the manufacture and sale ofelectric utility meter boxes and electric pole hardware.
       Such agreement required (i) a cash payment of $422,900 (U.S.), $500,000 (Cdn.) and (ii) delivery, at closing, of a promissory note, in the amount of $296,030 (U.S.), bearing interest at 8% per annum, with principal payments of $100,000 (Cdn.) due August 1, 1993, 1994 and 1995, and a payment of $50,000 (Cdn.) due August 1, 1996. The closing under such agreement occurred on October 31, 1992. Such transaction was accounted for as a purchase and, accordingly, Hydel Engineering's results of operations have been included in the accompanying consolidated financial statements from August 1, 1992.

                                                 3
                                      DISCONTINUED OPERATIONS

       Effective January 31, 1993, the Company discontinued the operations of its 80% owned subsidiary, American Brass, Inc. (ABI). Prior periods were reclassified to exclude the Company's former metal extraction business as a discontinued operation as of July 31, 1993. The Company sold the leasehold interests of ABI, subject to related debt and 150,000 shares of the Company's treasury stock to Trans Metals,
       Inc. (TMI) for 850,000 shares of $5.00 preferred stock and a $950,000 4% note of TMI. The Company originally valued the stock and note at $3,923,077 and $842,826, respectively, resulting in a gain on the sale of the discontinued operation of $4,265,903. Subsequently in 1993, the Company determined that the carrying value of its investment in TMI  was less than  the value  originally recorded
       and recorded a valuation reserve of $1,000,000.   During fiscal 1994,
       TMI with the assistance of the Company made every effort to re-start and/or sell the Alabama operation. TMI continued to sell the ball mill residue (Slag) as fertilizer.

                          ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 3
                                DISCONTINUED OPERATIONS (Continued)

   However, it has become probable that little can be salvaged from this operation. Accordingly, the Company provided in fiscal 1994 an additional reserve against its investment in TMI of $4,000,000.

   Summarized results of operations and financial position data of the discontinued operations were as follows:

                                             1995       1994    1993(a)

          Results of operations:
             Sales                      $    -      $     -    $11,367,660

             Operating income (loss)    $    -      $     -    $(2,937,082)

             Net earnings(loss) from
               discontinued operations  $    -      $    -     $(3,518,852)

          (a) Operations were discontinued effective January 31, 1993.

                                                 4
                                            INVENTORIES

          Inventories  consisted  of  the  following  at  July  31,:
                                                        1995        1994
                                                                (Restated)

          Raw materials                             $4,015,142 $ 5,273,873
          Work-in-process                            1,906,392   2,358,874
          Finished goods                             2,396,054   3,549,147
                                                    $8,317,588 $11,181,894

                                                 5
                                  PROPERTY,  PLANT  AND  EQUIPMENT

          Property,  plant  and  equipment  consisted of  the following  at
          July  31,:
                                                        1995          1994

          Land                                     $   633,406  $    632,777
          Buildings and improvements                 5,649,578     5,459,555
          Machinery and equipment                   10,301,141    10,618,890
          Furniture, fixtures & equipment              649,240       686,678
                                                    17,233,365    17,397,900
          Less accumulated depreciation             (7,289,262)   (7,174,407)

                                                   $ 9,944,103   $10,223,493

                          ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 6
                                           OTHER  ASSETS

          Other  assets  consisted  of  the  following  at  July  31,:
                                                         1995        1994

          Note receivable                          $   660,761  $      -
          Investment in equity securities              391,857     241,240
          Intangible pension asset                     197,243     223,881
          Deferred debt issue costs                    283,653     214,224
          Goodwill, net                                134,317     141,209
          Other receivables                            150,000     210,180
          Due from (to) affiliates                     602,681    (104,768)
          Deposits and other assets                     27,425      90,941
          Land held for resale                          19,674      19,674
          Research and development equipment             5,544       5,544

                                                    $2,473,155  $1,042,125

                                                 7
                                           NOTES  PAYABLE

          Notes  payable  consisted  of  the  following  at  July  31,:
                                                        1995        1994

          Note payable, CIT (a)                     $2,339,580  $3,065,044
          Note payable, bank (b)                       650,000     650,000
          Note payable, bank (c)                     1,922,975   2,879,030
          Note payable, bank (d)                       203,902      11,368

                                                    $5,116,457  $6,605,442

          (a) Part of a $7,000,000 Revolving credit and term facility with The CIT Group Credit/Finance, Inc. (CIT) due November 1998.
          Interest due monthly at 2.75% above prime (11.5% and 10% at July 31, 1995 and 1994, respectively). The revolving credit borrowing base is based on eligible accounts receivable and inventory, as defined (See note 8).

          (b) Note payable, bank, consists of a $650,000 promissory note as of July 31, 1995 and 1994, respectively, due November 30, 1995. Interest due monthly at 1.73% above Bank One certificate of deposit rate (7.5% at July 31, 1995). The note is secured by a $200,000 and $450,000 certificate of deposit of the Company and an affiliate of the Company, respectively.

          (c) Note payable, bank, consists of a line of credit with a maximum loan amount of $2,200,200, payable on demand; bearing interest at the bank's prime rate plus 1.75%; secured by trade receivables and inventories of Hydel and Hydel Engineering.

          (d)  Various notes payable due on demand.

          Information  relating  to  short-term  borrowing  is  as  follows:
                                                         1995       1994

          Balance at end of year                     $5,116,457  $6,605,442
          Maximum borrowing                          $6,225,406  $7,161,000
          Average daily balance                      $5,730,108  $6,650,785
          Average effective interest rate                 10.9%        8.6%

                      ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSUDUARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 7
                                     NOTES  PAYABLE (Continued)

          Maximum borrowing are the maximum amount of aggregate short-term borrowing outstanding at any month end during the year.

          The average short-term borrowing were computed by dividing the aggregate borrowing for the year by the number of days the borrowing were outstanding during the year. The weighted average rate was computed by dividing the average borrowing into total interest on short-term borrowing.

                                                 8
                                       LONG-TERM  OBLIGATIONS

          Long-term  obligations  consist  of  the  following  at  July  31,:

                                                                                    1995        1994
          Term loan payable to The CIT Group Credit/Finance, Inc. (CIT)
          under a $7,000,000 credit facility (See note 7), due in monthly installments of $14,448, plus interest at prime plus 2.75%
          (11.5 % and 10% at July 31, 1995 and 1994).  The term portion is secured by machinery and equipment of U.S. subsidiaries, however, substantially all assets of U.S. subsidiaries are pledged under
          the total facility as collateral.                                     $  583,683  $  947,557

          Notes payable to financing corporations, due in monthly installments of approximately $57,000 in 1995 and $67,000 in 1994 including interest at rates from 7.5% to 11.5%, through 2000, collateralized by
          equipment.                                                             2,253,726   2,084,229

          Mortgage note payable due in monthly payments of principal and interest at 2.75% above prime from October 10, 1994 over twenty
          years.  Guaranteed by the Small Business Administration.                 988,703         -

          Note payable to a bank, interest at the effective base lending rate of the bank plus 1 1/2% (11.75% at July 31, 1995); due in monthly installments of $3,053 plus interest through June 2000,
          collateralized by land and building of the Company.                      290,523     430,148

          Present value of future performance payments due quarterly through December, 1995 discounted at 10% interest.
          Payments based on a percentage of sales of SMI ranging
          from 3% to 5% quarterly.                                                 105,502     529,641

          Mortgage note payable at 9.625% interest, due in equal monthly installments of $18,806, principal and interest, through
          January 1, 2005 with a final payment of $1,445,706.                    1,983,077         -

          Lease purchase obligation at 10% interest due in six monthly installments of $9,772 and subsequently twelve monthly
          installments of $12,000 principal and interest. The balance
          due January 1, 1995, secured by land and building.                           -     2,013,410

<PAGE)
                          ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 8
                                 LONG-TERM  OBLIGATIONS (Continued)

                                                                                    1995        1994
          Note payable to a bank, bearing interest at 1 1/2% over the
          Canadian prime rate, due in monthly installments of $6,111
          principal and interest with final balance due October 31, 1997.          165,023     234,395

          Note payable bearing interest at 8% due $73,340 on August 1,
          1993, 1994 and 1995 and final installment of $36,670 due
          August 1, 1996 plus interest.                                             88,008     180,300

          Various other installment notes and capitalized lease
          obligations.                                                             701,441     359,439

                                                                                 7,159,686   6,779,119

          Less current maturities                                               (1,215,484) (1,482,163)

                                                                                $5,944,202  $5,296,956

          The prime rate was 8.75% and 7.25% at July 31, 1995 and 1994, respectively.


          The aggregate annual principal payments are  as  follows:

          Year Ending
          July 31,

          1996                                              $1,215,484
          1997                                               1,066,775
          1998                                                 968,198
          1999                                                 718,061
          2000                                                 435,569
          Thereafter                                         2,755,599

                                                 9
                                        ACCRUED  LIABILITIES

          Accrued  liabilities  consisted  of  the  following  at  July  31:

                                                                1995        1994
          Payroll                                            $ 619,512   $ 490,099
          Commissions                                          335,574     751,706
          Pension plan                                           2,584      46,234
          Vacation pay                                         164,468     244,665
          Taxes                                                191,674     218,244
          Interest                                               4,144      14,424
          Miscellaneous                                        167,378     386,958
                                                            $1,485,334  $2,152,330

                          ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 10
                                  COMMITMENTS  AND  CONTINGENCIES

          Total rent expense for the years ended July 31, 1995, 1994 and 1993, was $675,104, $756,882 and $632,523, respectively, consisting primarily of minimum rentals.

   Litigation:

          American Brass, Inc. (ABI) the Company's subsidiary which discontinued its operation in January 1993, is involved in several lawsuits arising principally out of secured and unsecured
          creditors' claims against ABI.   Under most of these cases  the
          courts have awarded judgements against ABI for the amounts owed such creditors plus costs. Although ABI has not declared bankruptcy, there are insufficient assets to satisfy any of the unsecured creditor claims. The principal secured creditor currently has a deficiency of approximately $1,500,000; however there are remaining assets which could be sufficient enough to satisfy their claims. Superior Technology, Inc. had guaranteed this secured creditor. Accordingly, if there were insufficient assets to satisfy this
          claim, the Company could be liable for this deficiency.   Management
          does not believe that the Company will ultimately have any material liability with respect to this guarantee.

          The Company through its subsidiaries is involved in various routine
          litigation incident  to its  business.   Management  and the
          Company's counsel believe that the final outcome of the litigation will not have a material adverse effect on the Company's consolidated financial position.

   Other:
          Reynolds has no insurance against risk of loss that may result from product liability. Management considers such potential losses as remote, accordingly, no provision has been made in the consolidated financial statements for any claims or possible claims that may arise.

          The Company (with the exception of Reynolds and Ohio and Canadian operations) operates as a non-subscriber of workers' compensation in Texas, thereby providing benefits under a plan developed by the Company and accrues benefits as claims arise pursuant to FASB No. 5.

   Concentration of Credit Risk:

          The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits are in excess of federally insured limits. The Company has not incurred losses related to its cash.

          The Company sells a broad range of products to the electric and gas utility industries, the defense industry and the telecommunications
          industry.   Concentrations of credit risk with respect to trade
          receivables are  limited  due to  the  large  number of customers
          comprising the Company's customer base.   Ongoing credit evaluations
          of customers' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses have not exceeded management's expectations.

                                                 11
                                        STOCKHOLDERS' EQUITY

          The Company transferred 20,200 shares of its treasury stock with a basis of $4.00 per share on March 30, 1995 to a shareholder in settlement of a potential claim. The market value of the Company's common stock on March 30, 1995 was $3.00 per share, accordingly, $60,600 was recorded as an expense and $20,200 reduced additional paid-in capital.

                        ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 11
                                  STOCKHOLDERS' EQUITY (Continued)

          In connection with the Company's financing agreement with The CIT Group/Credit Finance, Inc. in 1994, the Company issued warrants to purchase 25,000 shares of common stock of the Company at $4.25
          per share.   Such warrants are  exercisable in whole or  part on
          or before November 24, 1998 and have piggy-back rights with respect to any shares to be registered by the Company.

          The Company issued 195,000 shares of its common stock for 600,000 shares of Techstar Industries, Inc. common stock during fiscal
          1994.   The transaction was  valued at $202,800 and is recorded in other assets.

                                                 12
                                           BENEFIT PLANS

          Test Switch sponsors defined benefit pension plans that cover all of its hourly employees. The plans call for benefits to be paid to eligible employees at retirement based upon years of service and compensation rates near retirement. Superior's policy is to fund pension expenses accrued.

   Pension expense for the years ended July 31,:

                                                       1995       1994        1993
          Service cost                              $     -     $     -     $    825
          Interest cost                               127,781     129,662    118,728
          Actual return on assets held for the plan   (83,194)     11,800    (25,185)
          Net amortization of prior service cost,
            transition liability and net gain          53,872     (45,840)   (26,206)

          Pension expense                            $ 98,459    $ 95,622   $ 68,162

          The following sets forth the funded status of the plans and the amounts shown in the accompanying consolidated balance sheets at July 31,:

                                                                                1995       1994
          Pension benefit obligations
             Vested                                                         $1,653,170   $1,663,132
             Non-vested                                                         28,842       30,169
          Projected benefit obligation                                       1,682,012    1,693,301
          Fair value of assets held in plan                                  1,234,131      978,928
          Unfunded excess of projected benefit obligation over plan assets  $  447,881   $  714,373

          Unrecognized net transition obligation                            $   72,711   $   84,830
          Unrecognized prior service costs                                     124,532      139,051
          Unrecognized net loss                                                265,302      473,823
          Pension (asset) liability recognized                                 (14,664)      16,669

          Accrued pension liability                                         $  447,881   $  714,373

                          ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 12
                                     BENEFIT PLANS (Continued)

          The Company has recognized a minimum pension liability for the under-funded plans. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or
          reduction of stockholders' equity.   The Company recorded additional
          liabilities of $462,545 and $697,704, intangible assets of $197,243 and $223,881 and a stockholders' equity reduction of $265,302 and $473,823 as of July 31, 1995 and 1994, respectively.

          Superior will terminate these plans upon funding its pension liability. The plan assets consist of common equities and government securities administered by the trust department of United Bank, Canton, Ohio.

          The assumed long-term rate of investment return and the interest rate for obligations used in determining the actuarial present value of accumulated plan benefits was 8.5% and 8.0% at July 31, 1995 and 1994, respectively.

          The Company has established a defined contribution (401-K) plan covering substantially all U. S. employees. Charges to operations for this plan for the years ended July 31, 1995, 1994 and 1993 were $80,845, $84,001 and $46,669, respectively.

          The Company adopted a new Stock Option Plan ("New Plan") replacing the Incentive Stock Option Plan ("Old Plan") which terminated by its own terms on April 14, 1995. All options under the Old Plan
          have been  granted.   Options totaling  394,999 shares  of common
          stock remain in full force and effect and are outstanding.   Such
          options were exercisable December 21, 1994 with respect to 333,000 shares and on April 6, 1996 with respect to 61,999 shares. Both the Old Plan and New Plan have substantially the same structure.
          The option price must be at least 100% of the fair market value of the common stock at the time options are granted. If the person to whom the option is granted is more than a 10% shareholder of the Company, the option price must be at least 110% of the fair
          market value of the stock at  the time options are granted.   No
          employee may be granted options in any calendar year greater than a value of $100,000, plus certain carry-over allowances from the
          previous years,  as defined  in the  Plan.   Each  option  becomes
          exercisable  only  after two  years  continued employment following
          the date the option is granted.   On May 16, 1994, the stockholders
          approved the New Plan which provides for 400,000 shares of common
          stock.   No shares have been granted under the New Plan.

   Following is a summary of options under the plan as of and for the years ended July 31,:

                                                       1995        1994        1993
          Options outstanding at beginning of year    394,999     465,000     112,000
          Granted                                         -         9,999     353,000
          Exercised                                       -       (80,000)        -
          Options outstanding at end of year          394,999     394,999     465,000
          Options exercisable at end of year          333,000         -       112,000
          Exercise price per share                   $2.50 to    $2.50 to    $1.30 to
                                                        $4.68       $4.68       $4.68

                          ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 13
                                           INCOME  TAXES

          Following is a reconciliation between reported income taxes and the
          amount computed  by   applying  the  statutory  federal  income tax
          rates to earnings (loss) from continuing operations before income taxes for the periods ended July 31:

                                                                    1995        1994        1993
          Expected provision (benefit) for federal income taxes   $270,532   $(832,300)   $391,800
          Canadian income tax (benefit)                            (54,896)        -       171,201
          Utilization of tax loss carryforward                    (270,532)        -       (18,000)
          Difference in Canadian rates                                 -       (54,400)        -
          Unavailable loss carrybacks                                  -       544,975         -
          Change in the valuation allowance
            allocated to income tax expense                            -           -       (56,800)
          Loss recognized for tax purposes in excess
            of financial statement basis                               -           -      (317,000)
          Income taxes (benefit)                                  $(54,896)  $(341,725)   $171,201

          The Company files a consolidated tax return with its U.S.
          subsidiaries.

          As of July 31, 1995, the Company has available approximately $170,000 in net operating loss carryforwards for tax purposes which expire, if not utilized, in 2008 and 2009.

          Income tax expense (benefit) (all attributable to income from continuing operations) consisted of the following:

                                                     1995       1994       1993
          Current                                  $ 20,449  $(135,262)  $127,701
          Deferred                                  (75,345)  (206,463)    43,500
                                                   $(54,896) $(341,725)  $171,201

          Deferred tax expense (credit) and deferred tax liabilities in all years (all Canadian) result principally from differences in depreciation for tax and financial statement purposes.

          The components of the net deferred tax liability included in other long-term obligations are as follows at July 31,:

                                                               1995          1994
          Depreciation - Canada                              $    -      $   75,345
          Depreciation - U. S.                                 86,020       149,950
          Accrued liabilities and deferred income            (109,378)     (381,400)
          Provision for loss on discontinued operations      (886,052)     (886,052)
          Operating loss carryforward                         (57,929)     (695,748)
          Deferred tax asset valuation allowance              967,339     1,813,250

                                                             $    -      $   75,345

                          ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 14
                                     RELATED PARTY TRANSACTIONS


          The following is a summary of advances from/to affiliated companies at July 31,:

                                                               1995      1994
          VSTI                                               $150,000  $150,000
          Comtec and others                                   452,681  (254,768)
                                                             $602,681 $(104,768)

          Approximately $530,000 of the receivable from Comtec and other related parties is secured by an agreement with an officer.
          Per the terms of the agreement, the officer will forego collection of $75,000 in salary annually until repayment is made by Comtec and other related parties. In the event these affiliates fail to pay the amounts due the Company, the accumulated unpaid salary will be applied to the outstanding receivable balance. Therefore, the accrued and unpaid salary of $362,000 at July 31, 1995 and 1994, has been offset with the receivable in the accompanying financial
          statements.   During 1994 the Company  purchased certain equipment
          with a cost of approximately $47,000 and subsequently sold the equipment to an affiliated company for $200,000. The gain of approximately $153,000 is included in other income.

                                                 15
                                        SEGMENT INFORMATION

   Industrial Segments

          The Company operates principally in five industries: electric, defense electronics, gas, metal fabrication and plastics. Operations in the electric industry involve the manufacture and sale of meter sockets and other electrical equipment. Operations in the defense industry involve the manufacture and sale of electronic components. Operations in the gas industry involve the development, manufacture, and sale of gas meters
          and measurement  equipment.   Operations in the metal fabrication
          operation involve the manufacture and sale of precision sheet metal. Operations in the plastics industry include the manufacture and sale of vacuum-form and injection-mold products. The Company's former segment, metal extraction has been treated as a discontinued operation.

          Following is a summary of segment information for the years ended July 31,:

                                                          1995        1994        1993
                                                                   (Restated)
          Sales to unaffiliated customers:
          Electric                                    $16,167,174 $19,438,285 $20,528,525
          Defense electronics                           6,577,333   7,374,479   6,303,982
          Gas                                           3,143,711   3,420,071   2,604,729
          Metal fabrication                            14,105,717  14,955,581  12,236,232
          Plastics                                      1,369,693   1,260,582   1,148,932
                                                      $41,363,628 $46,448,998 $42,822,400

          Operating income (loss):
          Electric                                    $   659,788 $  (762,785)$ 1,005,001
          Defense electronics                             (95,196)    (71,322)  1,819,249
          Gas                                              75,643     208,493    (146,384)
          Metal fabrication                               818,645     400,288     772,254

                       ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 15
                                  SEGMENT INFORMATION (Continued)

                                                          1995         1994        1993
                                                                     (Restated)
          Plastics                                       (25,483)      66,544    (142,653)
                                                       1,433,397     (158,782)  3,307,467

          General corporate expenses                  (1,067,409)    (771,298)   (912,680)
          Other income (expense), net                    429,693   (1,518,022)   (989,448)

          Earnings (loss) from continuing operations
            before income taxes                      $   795,681  $(2,448,102)$ 1,405,339

          Identifiable assets:
            Electric                                 $ 8,596,181  $12,857,150 $14,730,393
            Defense electronics                        3,974,844    3,523,317   4,778,132
            Gas                                        2,493,657    2,275,869   2,466,174
            Metal fabrication                          9,877,149    9,299,649   7,253,063
            Plastics                                     788,769      805,919   1,009,008
                                                      25,730,600   28,761,904  30,236,770

          General corporate assets                     2,503,133    1,597,414   6,097,485

              Total assets                           $28,233,733  $30,359,318 $36,334,255

          Capital expenditures:
            Electric                                 $    54,594  $   157,458 $   352,033
            Defense electronics                          250,672      170,150     242,547
            Gas                                          176,724      161,224     329,310
            Metal fabrication                            344,274    1,988,215   2,783,963
            Plastics                                      53,756       12,041     123,673
            General corporate                                -          2,122      10,600
                                                     $   880,020   $2,491,210 $ 3,842,126


          Depreciation and amortization:
            Electric                                 $   200,693   $  305,641 $   300,169
            Defense electronics                          294,239      280,281     171,217
            Gas                                          155,730      125,454      49,966
            Metal fabrication                            409,478      351,927     279,800
            Plastics                                      62,568       67,373      80,356
            General corporate                             15,698       14,950      14,801
                                                     $ 1,138,406   $1,145,626 $   896,309

          Operating income represents sales less operating expenses for each segment and excludes income and expenses of a general corporate nature. Identifiable assets by segment are those assets that are used in the Company's operations within that industry but exclude
          investments in  other industry  segments.   General corporate assets
          consist principally of corporate cash, receivables from affiliates and the corporate headquarters building.

                       ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 15
                                  SEGMENT INFORMATION (Continued)

          The defense electronics segment had one customer which accounted for $5,490,000, $6,950,000 and $6,250,000 in sales for the year ended July  31,  1995,  1994  and 1993, respectively.


   Geographic information

          Financial data by geographic area for the years ended July 31,:

                                                        1995

                                                     Operating
                                                       (loss)   Identifiable
                                           Sales       Profit      Assets

   United States                        $32,281,705  $2,032,649  $20,449,381
   Canada                                 9,081,923    (599,252)   5,281,219
   Total                                $41,363,628  $1,433,397  $25,730,600


                                                         1994
                                                     (Restated)
   United States                        $35,088,921  $1,188,174  $21,533,071
   Canada                                 11,360,077 (1,346,956)   7,228,833
   Total                                $46,448,998  $ (158,782) $28,761,904

                                                 16
                               RESTATEMENT AND FOURTH QUARTER RESULTS

          The Company discovered during the reconciliation process between beginning and ending physical inventories for the year ended July 31, 1995
at Hydel, that errors were made in  the July 31,  1994 inventories.   The
July 31, 1994 inventories were determined to have been overstated by $720,790, accordingly, the July 31, 1994 financial statements herein have
been restated to  reflect this  adjustment.   There  was  no tax  effect,
so the effect of the adjustment was to decrease inventories and retained earnings and increase net loss by $720,790.

          During the fourth quarter of fiscal 1994 and 1993, the Company recorded the following adjustments which are unusual and non-recurring in
nature.   The book  to physical inventory adjustment  at Hydel  and  Hydel
Engineering for fiscal 1994 amounted to a decrease of approximately $1,100,000 and in fiscal 1993 Hydel Engineering's inventory was increased by approximately, $325,000. The Company provided an additional $4,000,000 reserve against its investment in Trans Metals, Inc. bringing such reserve to $5,000,000 after the $1,000,000 reserve provided in fiscal 1993. Further, the Company wrote-off or wrote-down to their estimated realizable value certain investments and receivables included in other
assets of approximately, $700,0000.   The Company wrote  off approximately
$150,000 in costs associated with the aborted public offering of senior secured bonds in fiscal 1993.

                          ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 17
                                         SUBSEQUENT EVENTS

          On September 15, 1995 the Company signed a letter of intent to sell the Test Switch operations, the remaining U.S. electric segment, for cash of approximately $2,200,000. Such sale is expected to close on or near October 31, 1995. In connection with the Company's sale of its meter socket division in April 1995 an agreement was drafted to sell part of the Canadian operation which has been supplying certain meter sockets to the U.S. meter socket division. Such transaction is currently pending and expected to close before the end of calendar 1995. The Company also has a letter of intent to acquire a company engaged in the manufacture of Oil and Gas
          workover  and drilling  rigs.   Cooper Manufacturing  Corporation
          (Cooper)  has been in  the rig business since 1918.   The Company is
          currently performing its due diligence with respect to Cooper and should decide shortly how and if such acquisition will proceed.