Form 10-Q
period 1995-09-30
ELECTRIC & GAS TECHNOLOGY INC
filed 1995-12-06
CIK 785819

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)
          [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter period ended:  October 31, 1995

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

          Common - $0.01 Par Value - 8,270,416 shares at December 1, 1995.

                  ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                  Index to Form 10-Q
                        For the Quarter Ended October 31, 1995

                                                                       Page
          Part - Financial Information

               1.  Condensed Consolidated Financial Statements:

                    (a)  Condensed Consolidated Balance Sheets as
                         of October 31, 1995 and July 31, 1995            3

                    (b)  Condensed Consolidated Statements of
                         Operations for the three months
                         ended October 31, 1995 and 1994                  4

                    (c)  Condensed Consolidated Statements of
                         Cash Flows for the three months ended
                         October 31, 1995 and 1994                        5

                    (d)  Notes to Condensed Consolidated
                         Financial Statements                           6-9

               2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                10-14

          Part II - Other Information

               Item 1 - Legal Proceedings                                15

               Item 5 - Other Information                                15

               Item 6 - Exhibits and Reports on Form 8-K                 16

               Signature (pursuant to General Instruction E)             17

               All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed
               Financial Statements or Notes thereto.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          October 31, 1995 and July 31, 1995
                                        ASSETS

                                                           October 31,     July 31,
                                                               1995         1995
          CURRENT ASSETS                                   (Unaudited)
             Cash and cash equivalents                     $   636,360  $ 1,044,851
             Accounts receivable, net                        7,169,226    5,112,853
             Inventories                                     8,147,697    8,317,588
             Note receivable                                   671,695      684,031
             Prepaid expenses                                  168,480      172,310
               Total current assets                         16,793,458   15,331,633
          PROPERTY, PLANT AND EQUIPMENT, net                 9,319,848    9,944,103
          OTHER ASSETS
             Discontinued operations                           493,275      484,842
             Other assets                                    2,805,547    2,473,155
               Total other assets                            3,298,822    2,957,997
          TOTAL ASSETS                                     $29,412,128  $28,233,733

                         LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
             Notes payable                                 $ 5,511,983  $ 5,116,457
             Accounts payable                                4,178,726    3,609,596
             Accrued liabilities                             1,271,448    1,485,334
             Current maturities of long-term obligations     1,246,192    1,215,484
               Total current liabilities                    12,208,349   11,426,871
          LONG-TERM OBLIGATIONS
             Long-term obligations, less current maturities  6,037,557    6,379,001
          STOCKHOLDERS' EQUITY
             Common stock, $.01 par value, 30,000,000 shares
               authorized and issued 8,270,416 and 7,905,416,
               respectively                                     82,704       79,054
             Additional paid-in capital                     10,226,134    9,823,534
             Retained earnings                               2,414,088    2,091,269
             Pension liability adjustment                     (265,302)    (265,302)
             Cumulative translation adjustment                (415,285)    (424,577)
                                                            12,042,339   11,303,978
             Less treasury stock, 274,792 shares, at cost     (876,117)    (876,117)
               Total stockholders' equity                   11,166,222   10,427,861
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $29,412,128  $28,233,733

                               See accompanying notes.
                                          3

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     Three Months Ended October 31, 1995 and 1994
                                     (Unaudited)

                                                       Three months ended
                                                           October 31,
                                                        1995         1994
          Sales                                     $9,614,509   $12,083,805
          Cost of goods sold                         7,344,606     8,753,517

             Gross profit                            2,269,903     3,330,288

          Selling, general and
             administrative expenses                 2,240,083     2,724,226

          Operating profit (loss)                       29,820       606,062

          Other income and (expenses)
             Interest, net                            (273,321)     (242,749)
             Other, net                                566,320        22,686

                                                       292,999      (220,063)

          Earning before income taxes                  322,819       385,999

          Provision  (credit) for
             income taxes                                  -          (8,035)

          NET EARNINGS                             $   322,819   $   394,034

          Earnings per common share:
             Net earnings                               $ 0.04        $ 0.05

          Weighted average number of
             common shares outstanding               7,795,624     7,615,424

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Three months ended October 31, 1995 and 1994

                                     (Unaudited)                     Three months ended
                                                                        October 31,
                                                                    1995        1994
          Increase (decrease) in cash:
          Cash flows from operating activities:
             Net earnings                                      $   322,819  $  394,034
             Adjustments to reconcile net earnings ( loss)
                to net cash provided by operating activities:
               Depreciation and amortization                       292,503     285,560
                 Gain on sale of assets                           (580,576)        -
                 Issuance of common stock                          206,250         -

               Changes in assets and liabilities:
                  Accounts receivable                            (449,072)     336,343
                  Inventories                                    (465,402)      78,567
                  Prepaid expenses                                  3,830      (25,377)
                  Other assets                                   (340,825)     (84,301)
                  Accounts payable                                580,431     (359,397)
                  Accrued liabilities                            (213,886)       2,257

          Net cash provided by (used in) operating activities    (643,928)     627,686

          Cash flows from investing activities:
             Proceeds from sale of assets                       2,068,583          -

             Less receivables from sale of assets              (2,068,583)         -

             Purchase of property, plant and equipment            (47,344)    (125,763)
          Net cash provided by (used in) investing activities     (47,344)    (125,763)

          Cash flows from financing activities:
             Purchase of treasury stock                               -        (27,500)
             Increase (decrease) in notes payable and
               long-term obligations                               82,781     (428,662)
             Proceeds from issuance of common stock               200,000          -
          Net cash provided by (used in) financing activities     282,781     (456,162)

          NET INCREASE (DECREASE) IN CASH                        (408,491)      45,761

          Cash - beginning of period                            1,044,851      638,245

          Cash - end of period                                $   636,360  $   684,006


          Supplemental disclosures of cash flow information:
          Cash paid during the year for Interest              $   273,321  $   242,749

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   October 31, 1995

                                     (Unaudited)

          NOTE A - GENERAL

             Electric & Gas Technology, Inc., (the "Company") was organized under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. The Company presently is the owner of 100% of Retech, Inc.(formerly Test Switch Technology; formerly Superior Technology, Inc.), which currently owns 80% of American Brass, Inc. and 100% of Hydel Enterprises, Inc., which currently owns 100% of Hydel Engineering Limited (Hydel Engineering was merged into Hydel Enterprises effective August 1, 1995); and the Company owns 100% of Logic Design Metals, Inc., Precision Techniques, Inc., Reynolds Equipment Company, Fridcorp Plastics, Inc. and Superior Magnetics, Inc.; and, through such subsidiaries, operates in five distinct business segments: (1) the manufacture and sale of electrical switching devices, electric meter enclosures and pole-line hardware for the electric utility industry and the general public (Retech and Hydel Enterprises); (2) the design and manufacture of defense electronic components (SMI); (3) the manufacture and sale of natural gas measurement, metering and odorization equipment (Reynolds); (4) the manufacture and sale of precision metal enclosures for telecommunication and computer equipment (Logic and Precision); and (5) the manufacture of vacuum-form and injection-mold products (Fridcorp). The heating, U.S. meter socket and test switch divisions (all part of the electric segment) were sold December 30, 1994, April 30, 1995 and October 31, 1995, respectively. American Brass, Inc. is a discontinued operation.

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

             The statements were prepared using generally accepted accounting principles. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 1995 have been omitted, even though they are necessary for a fair presentation of the financial position at October 31, 1995 and 1994 and the results of operations and cash flows for the periods then ended.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   October 31, 1995
                                     (Unaudited)
          NOTE B - INVENTORIES

             Inventories are comprised as follows:
                                        October 31, 1995       July 31, 1995

               Raw Materials               $3,698,068            $4,015,142
               Work in process              1,994,276             1,906,392
               Finished Goods               2,455,353             2,396,054
                                           $8,147,697            $8,317,588

          NOTE C - COMMON STOCK AND EARNINGS PER COMMON SHARE

             Earnings per common share is based on the average weighted shares outstanding during the periods reported on.

          NOTE D - SALE OF ASSETS

             The Company sold the Test Switch division on October 31, 1995 for cash of approximately $2,100,000. The cash was received on November 1, 1995, accordingly the proceeds are reflected as an account receivable as of October 31, 1995, the date the transaction was closed. The gain on the sale was approximately $580,000 and is included in other income. Effective April 30, 1995, the Company sold inventory, machinery and equipment and the business operations of the meter socket division of Test Switch Technology, Inc. On December 30, 1994, the Company sold inventory, machinery and equipment and the business operations of the heating division of its Canadian subsidiary, Hydel Enterprises, Inc. for cash. The following are the sales, cost of goods sold and selling, general and administrative expenses included in the three months ended October 31, 1995 and 1994, respectively:
                                                    1995          1994

             Sales:
               Test Switch                        $577,000     $523,000
               U.S. Meter Socket                  $    -     $2,061,000
               Heating                            $    -     $1,457,000
             Cost of goods sold:
               Test Switch                        $338,000     $275,000
               U.S. Meter Socket                  $    -     $1,748,000
               Heating                            $    -       $967,000
             Selling, general and administrative:
               Test Switch                         $76,000      $62,000
               U.S. Meter Socket                  $    -       $196,000
               Heating                            $    -        $97,000

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   October 31, 1995
                                     (Unaudited)

          NOTE E - COMMON STOCK

             The Company issued on August 3, 1995, 65,000 shares of its $.01 par value common stock (restricted) valued at $1.25 per share to certain of its key management personnel and 100,000 shares valued at $1.25 per share to an affiliate of the Chairman of the Board and President as a fee for providing continuing collateral securing the Company's $450,000 note payable to a bank plus $1,500 in cash. On October 26, 1995, the Company issued 200,000 shares of its $.01 par value common stock (restricted) valued at $1.00 per share for cash to the same affiliate.

           NOTE F - INDUSTRY SEGMENT DATA:

             The Company's business is  primarily comprised of five industry segments: i. electrical components and enclosures  (Retech and Hydel Enterprises); ii.  defense electronics (SMI);
          iii.  natural  gas measurement  and  recording  devices  and odorization  (Reynolds);  iv.
          customized  metal  fabrication  (Logic  and  Precision);  and  v.  injection  molding  and
          thermoforming  plastic  components (Fridcorp)  as  set  forth  below.   Operating  profits
          represent total sales less cost of sales and general and administrative expenses.

                                                       Three Months Ended October 31, 1995


                                                  Defense                      Metal                  General
                                  Electrical    Electronics       Gas      Fabrication    Plastics   Corporate     Consolidated
          Sales                   $2,568,236     $1,732,353    $642,544     $4,330,646   $340,730    $      -      $ 9,614,509
          Cost of goods sold       1,914,139      1,013,103     397,605      3,745,604    274,155           -        7,344,606
          Selling, gen. & adm.       421,138        606,301     341,809        500,782     74,822       295,231      2,240,083

          Operating profit(loss)     232,959        112,949     (96,870)        84,260     (8,247)     (295,231)        29,820

          Interest, net              (77,693)       (68,482)    (19,372)      (138,395)    (3,178)       33,799       (273,321)
          Other income(expense)      566,279            -            41            -          -             -          566,320
          Net earnings (loss)
            before income taxes   $  721,545      $  44,467   $(116,201)    $  (54,135)  $(11,425)    $(261,432)   $   322,819
          Assets:
            Receivables           $1,053,097       $886,166    $319,363     $2,828,101   $185,514    $1,896,985    $ 7,169,226
            Inventory             $2,790,961     $2,089,753  $1,178,346     $1,986,098   $102,539    $      -      $ 8,147,697

            Total assets          $7,098,138     $4,118,424  $2,564,401    $10,440,950   $824,789    $4,365,426    $29,412,128

            Depreciation             $48,275        $72,565     $52,104       $108,471     $7,163        $3,925       $292,503
            Additions PP&E           $   -       $      -        $3,301        $28,833    $15,210       $   -          $47,344

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

          Results of Operations

             Summary. The Company reported net earnings of $322,819 and $394,034 for the three months ended October 31, 1995 and 1994, respectively. Operating income decreased by $576,242 to $28,920 which was offset by a gain of approximately $580,000 from the sale of the test switch division included in other income. After giving effect to the operations sold, revenues increased by $1,048,949 with the largest increase occurring in the Metal Fabrication segment of $741,184. In spite of this segments increase in revenue, operating profits declined by $403,290 to $84,260, accounting for the majority of the $576,242 total decline. This decline in the Metal Fabrication segment is attributable to short production runs, customer pricing pressure and plant inefficiencies. Corrective actions have been taken to mitigate these problems. Gross margins dropped from 27.56% to 23.61%. Selling, general and administrative expenses as a relationship to revenues at the segment level improved slightly to 20.23% of revenues. Interest cost increased due mainly to increased rates over the same period in 1994.

             Increases(decreases) for the three months period ended October 31, 1995, as compared with the similar period of 1994, for key operating data were as follows:


                                                        Three Months Ended
                                                          October 31,1995

                                                        Increase    Percent
                                                       (Decrease)    Change
          Operating Revenues                          $(2,469,296)   (20.43)
          Operating Income                               (576,242)   (95.08)
          Earnings before income taxes                    (63,180)   (16.37)
          Net Earnings Per Share                             (.01)   (20.00)

               The following table represents the changes [increase/(decrease)] in operating revenues, operating income and net earnings before income taxes by the respective industry segments when compared to the previous period:

                                                        Three Months Ended
                                                         October 31,1995

                                                       Increase
                                                       (Decrease)   Percent

          Operating Revenues:
            Electric                                  $(3,117,821)  (126.26)
            Defense electronics                           (57,929)    (2.35)
            Gas                                           (25,370)    (1.03)
            Metal fabrication                             741,184     30.02
            Plastics                                       (9,360)     (.38)

                                                      $(2,469,296)   100.00

          Operating Income (Loss):

            Electric                                    $ (72,975)   (13.71)
            Defense electronics                            16,351      3.07
            Gas                                           (62,356)   (11.72)
            Metal fabrication                            (403,290)   (75.78)
            Plastics                                       (9,882)    (1.86)

                                                         (532,152)   100.00

          General Corporate                               (44,090)
          Other Income (Expense)                          513,062

          Earnings before Income
            Taxes                                       $ (63,180)

               Electric revenues in the aggregate were down for the three months ended October 31, 1995 by $3,117,821. After giving effect to revenue losses for divisions sold of $3,518,245, revenues increased by $400,424. Gross margins for the three months increased by 3.33% to 25.47%. Operating profits increased as a percentage of revenue to 9.07% from 5.38% for the same period in the prior year. The electric segment now consist of only the Canadian meter socket and pole line hardware product lines selling almost entirely in the Canadian markets. Management has recently reorganized this operation by combining it into one corporate entity along with certain key management changes. Management excepts this operation to be profitable and will continue to review its progress. Also, Management continues to have ongoing discussions with the purchaser of our U.S. meter socket division regarding this operation.

               Defense electronics revenues for the quarter ended October 31, 1995 amounted to $1,732,353 with operating profit of $112,949. This compares with revenues of $1,790,282 and operating profit of $96,598 for the quarter ended October 31, 1994. Gross margins decreased as a percentage of revenues by 6.12% to 41.52%. This decrease was offset with lower selling, general and administrative expenses of 35% from 42.24% of revenues, resulting in a net improvement of 1.12% in operating profit. Selling, general and administrative expenses have been reduced to better match the lower than anticipated revenues. Gross margin improvement will be difficult to attain until later cycles on new product production. With the declining defense market this segment is actively seeking to expand its customer base and build on its foundation of business with Texas Instruments Incorporated.

               Gas revenues declined by $25,370  for the three months ended
          October 31, 1995. Operating income declined by $62,356 for the three months ended October 31, 1995, resulting in operating loss of $96,870. This decline in operating income was the result of declining revenue and increases in cost of goods sold and selling, general and administrative expenses of 5.47% and 4.43% to 61.88% and 53.20% of revenues, respectively. The warmer than usual 1995 winter conditions have had an unfavorable effect on revenues due to deferred gas company purchases. Selling, general and administrative expenses increased substantially due to additions to technical staff and salary increases based on higher expected revenues which have not yet materialized.

               Metal fabrication revenues increased for the first quarter of fiscal 1996 to $4,330,646. However, gross margins decreased by 10.5% to 13.51% for the three months ended October 31, 1995. Selling, general and administrative expenses increased by 1.14% to 11.56% of revenues, resulting in operating profits of 1.95% or $84,260. In spite of the increased revenues, operating results were marginal. This quarter was impacted by several small production runs, customer pricing and plant inefficiencies. Better results are anticipated as management is declining certain marginal business.

               Plastics revenues decreased  by $9,360 for the  three months
          ended  October  31,  1995.   With  revenues  remaining relatively
          unchanged for the three months ended October 31, 1995, operating profits declining by $9,882. The decreases in operating profits were due to increases in selling, general and administrative expenses which increased by 3.69% to 21.96% of
          revenues.   This increase was the  result of reclassification of
          certain expenses which were previously treated as part of cost of goods sold. The net decline in operating profits is primarily attributable to increases in raw material cost which have not yet been past on to customers.

               With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Operating profits decreased by 3.17%, the effect of lower margins, 3.95%, discussed above and improved selling, general and administrative expense, .24%, for the three months ended October 31, 1995.

          Liquidity and Capital Resources

               Liquidity. Current assets of the Company totaled $16,793,458 at October 31, 1995, up from current assets of
          $15,331,633  at  July 31,  1995,  or  a increase  of  $1,461,825, primarily reflecting the sale of test switch division. Current liabilities increased by $781,478, resulting in a slight increase in working capital (current assets less current liabilities) to $4,585,109 at October 31, 1995, from $3,904,762 at July 31, 1995.
          The Company believes that its operations will generate cash sufficient to meet its working capital requirements and debt obligations.

               The sale of the test switch division resulted in cash proceeds of approximately $2,068,583 on November 1, 1995 which was used to repay certain secured debt and provide additional working capital. Proceeds from the note receivable from the sale of the meter socket division commenced in September, and are due in equal monthly installments over a twenty-four month period.

               Hydel Enterprises has a working capital  line-of-credit with a Canadian bank in the amount of $3,000,000. The Canadian credit facility is secured by the receivables, inventories and equipment of Hydel Enterprises. Hydel Enterprises is currently in technical default under certain of its loan covenants and is presently working with the bank to bring the loan back into compliance.

               The Company continues to borrow under its CIT Group Credit/Finance, Inc. revolving and term loan facility. Borrowing under the revolving portion is based on eligible accounts receivable and inventory. The outstanding revolving loan balance was $2,554,033 and the term loan balance was $539,891, at October 31, 1995.

               Substantially  all   of  the  Company's   assets,  including
          certificates of deposit are pledged as collateral for the Company's long-term and short-term indebtedness.

          Capital Expenditures

             For Fiscal 1996, the Company (and its subsidiaries) does not anticipate any significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries.

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

                                       PART II

          ITEM 1.  LEGAL PROCEEDINGS

               American Brass, Inc. (ABI) discontinued its operation in January 1993 and is involved in several lawsuits arising principally out of secured and unsecured creditors' claims against ABI. Under most of these cases the courts have awarded judgements against ABI for the amounts owed such creditors plus costs. Although ABI has not declared bankruptcy, there are insufficient assets to satisfy any of the unsecured creditor claims. The secured creditor currently is owed approximately $1,450,000; however, there are remaining assets which could be sufficient enough to satisfy its claim. Superior Technology, Inc. (Superior) is the guarantor of this debt to the secured creditor. Accordingly, if there were insufficient assets to satisfy its claim, the Company could be liable for this deficiency. Effective March 23, 1995, the United States District Court for the Northern District of Georgia will enter a summary judgement in the amount of approximately $1,449,000 in favor of the secured lender against Superior Technology, Inc., a wholly-owned subsidiary of the Company and which is now being appealed. In addition, ABI is suing the lender and others for interfering with the Environmental Protection Agency agreement made by ABI relating to its inventory of "Ball Mill Residue" and claiming damages in excess of $2,000,000 which could offset said judgement. This summary judgement is not reflected on the books of the Company. The Company believes that a settlement can be achieved with the secured lender for an amount less than the judgement. Further, that there are assets available which if sold could reduce the exposure of the guarantor, Superior(now Retech, Inc.). We are currently unable to reasonable estimate the effect of the judgement on the Company.

               The Company and its subsidiaries are involved in various routine litigation incident to its business operations. Management does not believe that any of such litigation will have a material adverse effect on the consolidated financial position of the Company.

          ITEM 5.  OTHER INFORMATION

               The Company sold the test switch division of Test Switch Technology, Inc. on October 31, 1995 for cash of approximately $2,100,000. Such transaction resulted in a gain of approximately $580,000 during the first quarter of fiscal 1996. The cash was received on November 1, 1995 which was first applied to repay the secured debt of Test Switch as it related to the accounts receivable of approximately $150,000. The balance will be used to pay accounts payable and as additional working capital.

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibit   Exhibits  and   Financial
                              Statement Schedules

                    10.34          "Asset  Purchase
                                   Agreement"
                                   dated   as    of
                                   October  31,1995
                                   by  and  between
                                   Test      Switch
                                   Technology,
                                   Inc.,   Electric
                                   &        G  a  s
                                   Technology,
                                   Inc.   and   The
                                   Durham Co.

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





          Dated: December 5, 1995