Form 10-Q
period 1996-01-31
ELECTRIC & GAS TECHNOLOGY INC
filed 1996-03-14
CIK 785819

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)
          [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter period ended:  January 31, 1996

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

          Common - $0.01 Par Value - 8,250,416 shares at March 9, 1996.

                  ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                  Index to Form 10-Q
                        For the Quarter Ended January 31, 1996

                                                                      Page


          Part I - Financial Information

               1.  Condensed Consolidated Financial Statements:

                    (a)  Condensed Consolidated Balance Sheets as
                         of January 31, 1996 and July 31, 1995            3

                    (b)  Condensed Consolidated Statements of
                         Operations for the three and six months
                         ended January 31, 1996 and 1995                  4

                    (c)  Condensed Consolidated Statements of
                         Cash Flows for the six months ended
                         January 31, 1996 and 1995                        5-6

                    (d)  Notes to Condensed Consolidated
                         Financial Statements                             7-11

               2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   12-16

          Part II - Other Information

               Item 1 - Legal Proceedings                                17

               Item 6 - Exhibits and Reports on Form 8-K                 18

               Signature (pursuant to General Instruction E)             19

               All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed
               Financial Statements or Notes thereto.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          January 31, 1996 and July 31, 1995
                                        ASSETS
                                                           January 31,      July 31,
                                                               1996           1995
          CURRENT ASSETS                                    (Unaudited)
             Cash and cash equivalents                     $   751,676      $ 1,044,851
             Accounts receivable, net                        4,586,168        5,112,853
             Inventories                                     8,508,906        8,317,588
             Note receivable                                   487,606          684,031
             Prepaid expenses                                  167,579          172,310
               Total current assets                         14,501,935       15,331,633
          PROPERTY, PLANT AND EQUIPMENT, net                 9,084,893        9,944,103
          OTHER ASSETS
             Discontinued operations                           497,332          484,842
             Other assets                                    4,249,984        2,473,155
               Total other assets                            4,747,316        2,957,997
          TOTAL ASSETS                                     $28,334,144      $28,233,733

                         LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
             Notes payable                                 $ 4,555,459      $ 5,116,457
             Accounts payable                                4,395,988        3,609,596
             Accrued liabilities                             1,070,580        1,485,334
             Current maturities of long-term obligations     1,203,554        1,215,484
               Total current liabilities                    11,225,581       11,426,871
          LONG-TERM OBLIGATIONS
             Long-term obligations, less current maturities  5,766,052        6,379,001
          STOCKHOLDERS' EQUITY
             Preferred Stock, $10.00 par value, 5,000,000
               authorized, Series A, 90,000 issued             900,000              -
             Common stock, $.01 par value, 30,000,000 shares
               authorized and issued 8,250,416 and 7,905,416,
               respectively                                     82,504           79,054
             Additional paid-in capital                     10,201,334        9,823,534
             Retained earnings                               1,729,924        2,091,269
             Pension liability adjustment                     (265,302)        (265,302)
             Cumulative translation adjustment                (429,832)        (424,577)
                                                            12,218,628       11,303,978
             Less treasury stock, 274,792 shares, at cost     (876,117)        (876,117)
               Total stockholders' equity                   11,342,511       10,427,861
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $28,334,144      $28,233,733

                            See accompanying notes.
                                       3

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three and Six Months Ended January 31, 1996 and 1995
                                     (Unaudited)

                                            Three months ended          Six months ended
                                                January 31,                 January 31,
                                             1996         1995           1996         1995
          Sales                          $8,475,943  $10,534,145    $18,090,452  $22,617,950
          Cost of goods sold              6,542,118    8,256,593     13,886,724   17,010,110

             Gross profit                 1,933,825    2,277,552      4,203,728    5,607,840

          Selling, general and
             administrative expenses      2,226,444    2,500,417      4,384,007    5,115,280

          Operating profit (loss)          (292,619)    (222,865)      (180,279)     492,560

          Other income and (expenses)
             Interest, net                 (387,340)    (281,823)      (743,181)    (633,935)
             Other, net                      (4,208)     637,699        562,112      660,385

                                           (391,548)     355,876       (181,069)      26,450
          Earning (loss) before income
             taxes                         (684,167)     133,011       (361,348)     519,010

          Provision  (credit) for
             income taxes                       -        (31,976)           -        (40,011)

          NET EARNINGS (LOSS)           $  (684,167) $   164,987   $   (361,348) $   559,021

          Net Earnings (loss) per
             common share:                   $(0.09)      $ 0.02         $(0.05)      $ 0.07

          Weighted average number of
             common shares outstanding    7,975,624    7,610,424      7,875,624    7,610,424

                               See accompanying notes.
                                          4

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Six months ended January 31, 1996 and 1995
                                     (Unaudited)
                                                                        Six months ended
                                                                          January 31,
                                                                      1996          1995
          Increase (decrease) in cash:
          Cash flows from operating activities:
             Net earnings (Loss)                                 $  (361,348)   $   559,021
             Adjustments to reconcile net earnings ( loss)
                to net cash provided by operating activities:
               Depreciation and amortization                         578,583        566,190
                 Gain on sale of assets                             (580,576)      (614,579)
                 Issuance of common stock                            181,250            -

               Changes in assets and liabilities:
                  Accounts receivable                                 53,067        944,817
                  Inventories                                      (826,611)        (56,342)
                  Prepaid expenses                                    4,731         139,533
                  Other assets                                     (319,319)       (778,847)
                  Accounts payable                                  783,106        (880,727)
                  Accrued liabilities                              (414,754)       (563,886)

          Net cash provided by (used in) operating activities      (901,871)       (684,820)

          Cash flows from investing activities:
             Proceeds from sale of assets                         2,068,583       1,688,963
             Proceeds from note receivable                          196,425             -
             Advances to affiliates                                (570,000)            -
             Purchase of property, plant and equipment              (98,469)      (527,212)
          Net cash provided by (used in) investing activities     1,596,539      1,161,751

          Cash flows from financing activities:
             Purchase of treasury stock                                 -          (17,500)
             Increase (decrease) in notes payable and
               long-term obligations                             (1,187,843)      (504,946)
             Proceeds from issuance of common stock                 200,000            -
          Net cash provided by (used in) financing activities      (987,843)      (522,446)

          NET INCREASE (DECREASE) IN CASH                          (293,175)       (45,515)

          Cash - beginning of period                              1,044,851        638,245

          Cash - end of period                                  $   751,676    $   592,730

                                See accompanying notes.
                                           5

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                      Six months ended January 31, 1996 and 1995
                                     (Unaudited)
                                                                        Six months ended
                                                                           January 31,
                                                                      1996            1995
          Supplemental disclosures of cash flow information:

             Cash paid during the year for Interest              $   743,181      $   633,935

          The Company issued 90,000 shares of its $10.00 par value preferred stock in exchange for an assignment of a $900,000 note receivable from an affiliated.

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   January 31, 1996

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

             The statements were prepared using generally accepted accounting principles. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 1995 have been omitted, even though they are necessary for a fair presentation of the financial position at January 31, 1996 and 1995 and the results of operations and cash flows for the periods then ended.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 1996
                                     (Unaudited)
          NOTE B - INVENTORIES

             Inventories are comprised as follows:
                                        January 31, 1996        July 31, 1995

               Raw Materials               $3,883,111            $4,015,142
               Work in process              2,137,872             1,906,392
               Finished Goods               2,487,923             2,396,054
                                           $8,508,906            $8,317,588

          NOTE C - COMMON STOCK AND EARNINGS PER COMMON SHARE

             Earnings per common share is based on the average weighted shares outstanding during the periods reported on.

          NOTE D - SALE OF ASSETS

             The Company sold the Test Switch division on October 31, 1995 for cash of approximately $2,100,000. The cash was received on November 1, 1995, accordingly the proceeds were reflected as an account receivable as of October 31, 1995, the date the transaction was closed. The gain on the sale was approximately $580,000 and is included in other income. Effective April 30, 1995, the Company sold inventory, machinery and equipment and the business operations of the meter socket division of Test Switch Technology, Inc. On December 30, 1994, the Company sold inventory, machinery and equipment and the business operations of the heating division of its Canadian subsidiary, Hydel Enterprises, Inc. for cash. The following are the sales, cost of goods sold and selling, general and administrative expenses included in the three and six months ended January 31, 1996 and 1995, respectively:
                                        Three months           Six months
                                      1996       1995       1996       1995
             Sales:
               Test Switch         $    -    $526,000   $577,000 $1,049,000
               U.S. Meter Socket   $    -  $1,617,000   $     -  $3,678,000
               Heating             $    -    $811,000   $     -  $2,268,000
             Cost of goods sold:
               Test Switch         $    -    $310,000   $338,000   $585,000
               U.S. Meter Socket   $    -  $1,465,000   $     -  $3,213,000
               Heating             $    -    $549,000   $     -  $1,516,000
             Selling, general and administrative:
               Test Switch         $    -     $64,000    $76,000   $126,000
               U.S. Meter Socket   $    -    $209,000    $    -    $405,000
               Heating             $    -     $71,000    $    -    $168,000

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 1996
                                     (Unaudited)

          NOTE E - PREFERRED AND COMMON STOCK ISSUANCE

             On December 15, 1995, the Company closed on the Note Purchase Agreement with Allied Products Corporation ("Allied"), thereby obtaining Allied's right, title and interest in and to a certain Promissory Note and all security existing thereunder and obligation's of Cooper Manufacturing Corporation ("Cooper") under this Note and the Facility Agreement formerly executed by Cooper and its shareholders in exchange for $100,0000 in cash and newly issued, 90,000 shares of, Series A, $10.00 par value, 7% Convertible Preferred stock of the Company. The promissory note was due on December 31, 1995 and demand for payment was made on Cooper and its guarantors.

             The individuals who's stock was pledged and who personally guaranteed the Allied Note, petitioned the court on behalf of Cooper to file for protection under the U.S. Bankruptcy laws in a Houston, Texas court. A hearing was held on January 17, 1996 and reconvened on January 19, 1996 in which the court deferred any decision pending settlement negotiations between the parties. The Company believes the filing was improper as those individuals who petitioned the court as debtors in possession did not have standing for such petition. Although the outcome of any bankruptcy proceeding cannot be determined, the Company believes it has the only secured creditor position and first rights to the assets of Cooper. Further, the Company and its affiliate believes they will recover their investment and advances to Cooper and secure ownership of Cooper for the future. The Company had a Letter of Intent to acquire Cooper which has expired and was determined by the Company not to be pursued. Approximately, $1,200,000 is currently due from Cooper and is included in other assets in the accompanying balance sheet.

             The Company issued on August 3, 1995, 65,000 shares of its $.01 par value common stock (restricted) valued at $1.25 per share to certain of its key management personnel and 100,000 shares valued at $1.25 per share to an affiliate of the Chairman of the Board and President as a fee for providing continuing collateral securing the Company's $450,000 note payable to a bank plus $1,500 in cash. On October 26, 1995, the Company issued 200,000 shares of its $.01 par value common stock (restricted) valued at $1.00 per share for cash to the same affiliate. Proceeds were used to repay a portion of the Bank One Texas note payable.

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
                                                       Three Months Ended January 31, 1996


                                                Defense                    Metal                     General
                                  Electric   Electronics       Gas     Fabrication    Plastics     Corporate      Consolidated

          Sales                  $1,754,536   $1,800,260     $856,183   $3,769,593    $295,371   $       -        $ 8,475,943
          Cost of goods sold      1,387,563    1,248,716      488,930    3,185,364     231,545           -          6,542,118
          Selling, gen. & adm.      364,891      693,539      375,222      474,810      67,013      250,969         2,226,444

          Operating profit(loss)      2,082     (141,995)      (7,969)     109,419     (3,187)     (250,969)         (292,619)

          Interest, net             (22,480)     (93,826)     (21,937)    (137,434)    (3,322)     (108,341)         (387,340)
          Other income(expense)      (4,260)          -            52           -         -              -             (4,208)
          Net earnings (loss)
            before income taxes   $ (24,658)    $(235,821)   $(29,854)  $  (28,015)  $ (6,509)    $(359,310)      $  (684,167)
          Assets:
            Receivables            $769,198      $760,478    $452,545   $2,470,492   $145,650      $(12,195)      $ 4,586,168
            Inventory            $2,775,862    $2,203,705  $1,169,082   $2,286,401    $73,856      $     -        $ 8,508,906

            Total assets         $6,350,072    $4,134,918  $2,517,139  $10,146,021  $749,463     $4,436,531       $28,334,144

            Depreciation            $42,097       $72,564     $52,272     $108,328    $6,895         $3,924          $286,080
            Additions PP&E          $    -        $40,597      $6,417       $3,837      $274         $   -            $51,125

                                                      10

                                                  Six Months Ended January 31, 1996


                                               Defense                     Metal                       General
                                 Electric    Electronics       Gas        Fabrication    Plastics     Corporate    Consolidated

          Sales                 $4,322,772   $3,532,613    $1,498,727      $8,100,239    $636,101      $     -      $18,090,452
          Cost of goods sold     3,301,702    2,261,819       886,535       6,930,968     505,700            -       13,886,724
          Selling, gen. & adm.     786,029    1,299,840       717,031         975,592     141,835       463,680       4,384,007

          Operating profit(loss)   235,041      (29,046)     (104,839)        193,679     (11,434)     (463,680)       (180,279)

          Interest, net           (100,173)    (162,308)      (41,309)       (275,829)     (6,500)     (157,062)       (743,181)
          Other income(expense)    562,019           -             93              -           -             -          562,112
          Net earnings (loss)
            before income taxes $  696,887   $ (191,354)   $ (146,055)     $  (82,150)   $(17,934)     $(620,742)   $  (361,348)

          Depreciation             $90,372     $145,129      $104,376        $216,799     $14,058         $7,849       $578,583

          Additions PP&E          $     -       $40,597        $9,718        $32,670      $15,484         $   -         $98,469

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

          Results of Operations

             Summary. The Company reported net (loss) earnings of $(684,167) and $(361,348) for the three and six months ended January 31, 1996 compared to $164,987 and $559,021 for the three and six months ended January 31, 1995, respectively. Operating income decreased by $(69,754) and $(672,839) for the three and six months periods, when compared to the same prior periods. The revenue declines for the three and six months periods are attributable primarily to the revenues lost due to the sale of business in the electric segment. The three and six months decline in net earnings is primarily related to poor performance in the metal fabrication segment and significantly higher interest cost. Overall gross margins improved or declined by 1.19% and (1.56%) to 22.82% and 23.24%, respectively for the three and six month periods.

             Increases(decreases) for the six and three months period ended January 31, 1996, as compared with the similar period of 1995, for key operating data were as follows:


                                   Three Months Ended      Six Months Ended
                                    January 31, 1996        January 31,1996

                                  Increase      Percent   Increase    Percent
                                 (Decrease)     Change   (Decrease)   Change

          Operating Revenues     $(2,058,202)   (19.54) $(4,527,498)  (20.02)
          Operating Income           (69,754)   (31.30)    (672,839) (136.60)
          Earnings (Loss) before
            income taxes            (817,178)  (614.37)    (880,358) (169.62)
          Net Earnings Per Share        (.11)  (550.00)        (.12) (171.43)

               The following table represents the changes [increase/(decrease)] in operating revenues, operating income and earnings before income taxes by the respective industry segments when compared to the previous period:

                                    Three Months Ended      Six Months Ended
                                     January 31, 1996        January 31,1996
                                    Increase               Increase
                                   (Decrease)   Percent   (Decrease)   Percent

          Operating Revenues:

            Electric             $(2,649,455)  (128.73)  $(5,767,276)  (127.38)
            Defense electronics      292,467     14.21       234,538      5.18
            Gas                      (39,157)    (1.90)      (64,527)    (1.43)
            Metal fabrication        351,629     17.08     1,092,813     24.14
            Plastics                 (13,686)     (.66)      (23,046)     (.51)

                                 $(2,058,202)   100.00   $(4,527,498)   100.00

          Operating Income (Loss):

            Electric                 $42,702     38.20      $(30,273)    (4.70)
            Defense electronics       93,399     83.54       109,750     17.04
            Gas                      (64,061)   (57.30)     (126,417)   (19.63)
            Metal fabrication       (222,624)  (199.14)     (625,914)   (97.20)
            Plastics                  38,791     34.70        28,909      4.49

                                    (111,793)   100.00      (643,945)   100.00

          General Corporate           42,039                 (28,894)
          Other Income (Expense)    (747,424)               (207,519)

          Earnings Before Income
            Taxes                  $(817,178)              $(880,358)

               Electric revenues have been materially affected by the sale of the Canadian Heating division and the U.S. Meter Socket and Test Switch divisions. This segment now consist of only the Canadian electric utility business which is profitable. However, the first quarter of fiscal 1996 would include three months of Test Switch revenues. Remaining U.S. assets consist of a vacant manufacturing facility currently on the market for sale or lease and a receivable for a portion of the selling price for the Meter Socket business. Gross margins for the three and six months improved by 2.48% and 3.10% to 20.92% and 23.62%, respectively. Selling, general and administrative expenses as a percentage of sales, which is currently at 18.18% of revenue, will continue to increase due to carrying cost of the vacant facility with no offsetting revenues.

               Defense electronics revenues for the quarter ended January 31, 1996 amounted to $1,800,260 with operating losses of $141,995. This compares with revenues of $1,507,793 and operating losses of $235,394 for the quarter ended January 31, 1995. Revenues for the six months ended January 31, 1996 amounted to $3,532,613 with operating losses of $29,046. This compares with revenues of $3,298,075 and operating losses of $138,796 for the six months ended January 31, 1995. Gross margins declined for the current six month period by 6.59% to 35.97%, reflecting the more competitive nature of current defense work. Selling, general and administrative expenses as a percentage revenues declined by 9.98% to 36.80%. The revenue increases were somewhat nullified by declining gross margins, however, cost cutting in the selling, general and administrative expenses have achieved a near break-even performance for the six months ended January 31, 1996 or a $109,750 improvement. With the declining defense market this segment continues to seek additional market opportunities.

               Gas revenues declined by $39,157 and $64,527 for the three and six months ended January 31, 1996. Operating income declined by $64,061 and $126,417 for the three and six months ended January 31, 1996, resulting in operating losses of $7,969 and $104,839, respectively. This decline in operating income was the result of poorer margins of 42.89% and 40.85% and increases in selling, general and administrative expenses of 3.73% to 43.82% and 4.05% to 47.84% of revenues, respectively. The declining gross margins were the result of changes in product mix, between odorization systems and lower margin chart drives. Selling, general and administrative expenses increased substantially due to additions to technical staff and salary increases based on higher expected revenues which have not yet materialized. The warmer than usual winter 1995 conditions have also had an unfavorable effect on revenues do to declining gas company purchases.

               Metal fabrication revenues increased by $351,629 and $1,092,813 for the three and six months ended January 31, 1996, respectively. In spite of the revenue gains, gross margins were substantially less and selling, general and administrative expense grew resulting in a decline in operating profits of $222,624 and $625,914 for the three and six months ended January 31, 1996, respectively. Operating profits for the six months ended January 31, 1996 were $193,679 which after interest cost of $275,829 resulted in a net loss of $82,150. This segment usually a consistent contributor to operating profits, reflects strong competition and pricing pressure from its large customers. A through review in currently underway to reduce costs and expenses to reflect this ever increasing competitive market.

               Plastics revenues decreased by $13,686 and $23,046 for the three and six months ended January 31, 1996, respectively. With revenues remaining relatively unchanged, operating profits improved by $38,791 and $28,909 for the three and six months periods ended January 31, 1996. Operating performance improved essentially with better margins on products sold. Earlier periods suffered due to equipment problems which have been repaired.

               With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Operating profits decreased by 2.53%, the effect of lower margins, 1.55%, discussed above and selling, general and administrative expense, .98%, for the six months ended January 31, 1996. Net earning were further affected by increased interest cost.

          Liquidity and Capital Resources

               Liquidity. Current assets of the Company totaled $14,501,935 at January 31, 1996, down from current assets of $15,331,633 at July 31, 1995, or a decrease of $829,698, primarily reflecting the sale of test switch division and advances to affiliates included in other assets. Current liabilities decreased by $201,290, resulting in decrease in working capital (current assets less current liabilities) to $3,276,354 at January 31, 1996, from $3,904,762 at July 31, 1995.
          The Company believes that its operations will generate cash sufficient to meet its working capital requirements and debt obligations.

               The sale of the test switch division resulted in cash proceeds of approximately $2,068,583 on November 1, 1995 which was used to repay certain secured debt and provide additional working capital. Proceeds from the note receivable from the sale of the meter socket division commenced in September, and are due in equal monthly installments over a twenty-four month period.

               Hydel Enterprises has a working capital line-of-credit with a Canadian bank in the amount of $2,800,000 express in Canadian dollars. The Canadian credit facility is secured by the receivables, inventories and equipment of Hydel Enterprises. Hydel Enterprises has cured its technical default under certain of its loan covenants and is now in compliance with such agreements.

               The Company continues to borrow under its CIT Group Credit/Finance, Inc. revolving and term loan facility. Borrowing under the revolving portion is based on eligible accounts receivable and inventory. The outstanding revolving loan balance was $2,453,093 and the term loan balance was $510,659, at January 31, 1996.

               On December 15, 1995, the Company closed on the Note Purchase Agreement with Allied Products Corporation ("Allied"), thereby obtaining Allied's right, title and interest in and to a certain Promissory Note and all security existing thereunder and obligation's of Cooper Manufacturing Corporation ("Cooper") under this Note and the Facility Agreement formerly executed by Cooper and its shareholders in exchange for $100,0000 in cash and newly issued, 90,000 shares of, Series A, $10.00 par value, 7% Convertible Preferred stock of the Company. The promissory note was due on December 31, 1995 and demand for payment was made on Cooper and its guarantors. The Company had a Letter of Intent to acquire Cooper which has expired and was determined by the Company not to be pursued. Approximately, $1,200,000 is currently due from Cooper and is included in other assets in the accompanying balance sheet.

               The Company issued on August 3, 1995, 65,000 shares of its $.01 par value common stock (restricted) valued at $1.25 per share to certain of its key management personnel and 100,000 shares valued at $1.25 per share to an affiliate of the Chairman of the Board and President as a fee for providing continuing collateral securing the Company's $450,000 note payable to a bank plus $1,500 in cash. On October 26, 1995, the Company issued 200,000 shares of its $.01 par value common stock (restricted) valued at $1.00 per share for cash to the same affiliate. Proceeds were used to repay a portion of the Bank One Texas note payable.

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

               Pursuant to previous disclosure, the Company has had ongoing discussions with the Alabama Department of Environmental Management ("ADEM") regarding the ABI plant site located near Headland, Alabama. The Company together with an unaffiliated agricultural company have proposed a clean-up program for the site. Such proposal involves the processing and sale of the Ball Mill Residue and clean-up of the other environmental problems under a self-funding program. To accomplish such a program would require certain parties including the secured creditor, the Headland Industrial Development Foundation and the Bond Holders and their Bank Trustee to reach an agreement or compromise with regard to any program. In the event such agreements would not be forthcoming, ADEM will turn the site over to the U.S.
          Environmental Protection Agency as a potential Super Fund Site. The Company's exposure to the cost of any clean-up, if any, is not currently determinable.

               The Company and its subsidiaries are involved in various routine litigation incident to its business operations. Management does not believe that any of such litigation will have a material adverse effect on the consolidated financial position of the Company.

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)       None

               (b)       Reports on Form 8-K.

                         Current Report on Form 8-K dated January 26, 1996 (Item 2: with respect to Acquisition or
                         Disposition of Assets, regarding issuance of 90,000 shares of 7% convertible preferred stock in exchange for a secured note receivable owed by a previously proposed acquisition candidate, to secure the Company's interest.)

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





          Dated: March 15, 1996