Form 10-Q
period 1996-04-30
ELECTRIC & GAS TECHNOLOGY INC
filed 1996-06-12
CIK 785819

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)
          [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter period ended:  April 30, 1996

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

          Common - $0.01 Par Value - 8,250,416 shares at June 3, 1996.

                  ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                  Index to Form 10-Q
                         For the Quarter Ended April 30, 1996
                                                                      Page


          Part I - Financial Information

               1.  Condensed Consolidated Financial Statements:

                    (a)  Condensed Consolidated Balance Sheets as
                         of April 30, 1996 and July 31, 1995             3

                    (b)  Condensed Consolidated Statements of
                         Operations for the three and nine months
                         ended April 30, 1996 and 1995                   4

                    (c)  Condensed Consolidated Statements of
                         Cash Flows for the nine months ended
                         April 30, 1996 and 1995                       5-6

                    (d)  Notes to Condensed Consolidated
                         Financial Statements                         7-11

               2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations               12-17

          Part II - Other Information

               Item 1 - Legal Proceedings                               18

               Item 4 - Submission of matters to a vote of security
                        holders                                         19

               Item 6 - Exhibits and Reports on Form 8-K                19

               Signature (pursuant to General Instruction E)            20

               All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed
               Financial Statements or Notes thereto.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                           April 30, 1996 and July 31, 1995
                                        ASSETS
                                                       April 30,   July 31,
                                                         1996        1995
          [S]                                        [C]          [C]
          CURRENT ASSETS                              (Unaudited)
             Cash and cash equivalents               $   250,789  $ 1,044,851
             Accounts receivable, net                  4,360,593    5,112,853
             Inventories                               8,218,455    8,317,588
             Note receivable                             495,896      684,031
             Prepaid expenses                            190,941      172,310
               Total current assets                   13,516,674   15,331,633
          PROPERTY, PLANT AND EQUIPMENT, net           8,804,878    9,944,103
          OTHER ASSETS
             Discontinued operations                     516,357      484,842
             Other assets                              4,218,548    2,473,155
               Total other assets                      4,734,905    2,957,997
          TOTAL ASSETS                               $27,056,457  $28,233,733

                         LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
             Notes payable                           $ 4,533,459  $ 5,116,457
             Accounts payable                          3,514,609    3,609,596
             Accrued liabilities                       1,166,697    1,485,334
             Current maturities of long-term
               obligations                             1,205,901    1,215,484
               Total current liabilities              10,420,666   11,426,871
          LONG-TERM OBLIGATIONS
             Long-term obligations, less current
               maturities                              5,472,956    6,379,001
          STOCKHOLDERS' EQUITY
             Preferred Stock, $10.00 par value,
               5,000,000 authorized, Series A,
               90,000 issued                             900,000           -
             Common stock, $.01 par value, 30,000,000
               shares authorized and issued 8,250,416
               and 7,905,416, respectively                82,504       79,054
             Additional paid-in capital               10,201,334    9,823,534
             Retained earnings                         1,543,915    2,091,269
             Pension liability adjustment               (265,302)    (265,302)
             Cumulative translation adjustment          (423,499)    (424,577)
                                                      12,038,952   11,303,978
             Less treasury stock, 274,792 shares,
               at cost                                  (876,117)    (876,117)
               Total stockholders' equity             11,162,835   10,427,861
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $27,056,457  $28,233,733

                                 See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three and Nine Months Ended April 30, 1996 and 1995
                                     (Unaudited)

                                          Three months ended           Nine months ended
                                                April 30,                   April 30,
                                          1996          1995           1996         1995


          Sales                        $7,981,150    $9,417,905    $26,071,602  $32,035,855
          Cost of goods sold            5,665,300     6,772,843     19,552,024   23,782,953

             Gross profit               2,315,850     2,645,062      6,519,578    8,252,902

          Selling, general and
             administrative expenses    2,137,227     2,340,294      6,521,234    7,593,853

          Operating profit (loss)         178,623       304,768         (1,656)     659,049

          Other income and (expenses)
             Interest, net               (350,895)     (298,013)    (1,094,076)    (793,669)
             Other, net                   (13,735)      247,379        548,377      907,764

                                         (364,630)      (50,634)      (545,699)     114,095
          Earnings (loss) before income
             taxes                       (186,007)      254,134       (547,355)     773,144
          Provision  (credit) for
             income taxes                      -        (56,081)            -       (96,092)

          NET EARNINGS (LOSS)            (186,007)      310,215       (547,355)     869,236

          Accrued dividend on preferred
             stock                         15,534            -          23,647           -

          Net earnings(Loss) applicable
             to common stock           $ (201,541)    $ 310,215     $ (571,002)  $  869,236

          Earnings(loss) per share
             Primary                        $(.03)         $.04          $(.07)        $.11
             Fully diluted (1)
          (1) Conversion of preferred shares are antidilutive.

          Weighted average number of
             common shares outstanding  7,775,624     7,610,424      7,908,957    7,610,424

                                   See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Nine months ended April 30, 1996 and 1995
                                     (Unaudited)

                                                                      Nine months ended
                                                                          April 30,
                                                                     1996           1995
          Increase (decrease) in cash:
          Cash flows from operating activities:
             Net earnings (Loss)                                 $ (547,355)    $  869,236
             Adjustments to reconcile net earnings ( loss)
                to net cash provided by operating activities:
               Depreciation and amortization                        867,961        853,422
               Gain on sale of assets                              (580,576)      (826,210)
               Issuance of common stock                             181,250             -

               Changes in assets and liabilities:
                  Accounts receivable                               278,642      1,237,358
                  Inventories                                      (536,160)      (831,339)
                  Prepaid expenses                                  (18,631)       102,162
                  Other assets                                     (200,039)      (561,919)
                  Accounts payable                                  (91,925)      (648,459)
                  Accrued liabilities                              (318,637)      (685,924)

          Net cash provided by (used in) operating activities      (965,470)      (491,673)

          Cash flows from investing activities:
             Proceeds from sale of assets                         2,068,583      4,752,854
             Less receivables from sale of assets                        -      (3,014,890)
             Proceeds from note receivable                          188,135             -
             Advances to affiliates                                (676,869)            -
             Purchase of property, plant and equipment             (107,832)      (797,012)
          Net cash provided by (used in) investing activities     1,472,017        940,952

          Cash flows from financing activities:
             Purchase of treasury stock                                  -         (17,500)
             Increase (decrease) in notes payable and
               long-term obligations                             (1,500,609)      (473,568)
             Proceeds from issuance of common stock                 200,000             -
          Net cash provided by (used in) financing activities    (1,300,609)      (491,068)

          NET INCREASE (DECREASE) IN CASH                          (794,062)       (41,789)

          Cash - beginning of period                              1,044,851        638,245

          Cash - end of period                                   $  250,789     $  596,456

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                      Nine months ended April 30, 1996 and 1995
                                     (Unaudited)

                                                                     Nine months ended
                                                                         April 30,
                                                                   1996             1995

          Supplemental disclosures of cash flow information:

             Cash paid during the year for Interest           $ 1,278,462       $  893,500

          The Company issued 90,000 shares of its $10.00 par value preferred stock in exchange for an assignment of a $900,000 note receivable from an affiliate.

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    April 30, 1996

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

             The statements were prepared using generally accepted accounting principles. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 1995 have been omitted, even though they are necessary for a fair presentation of the financial position at April 30, 1996 and 1995 and the results of operations and cash flows for the periods then ended.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                    April 30, 1996
                                     (Unaudited)
          NOTE B - INVENTORIES

             Inventories are comprised as follows:
                                         April 30, 1996         July 31, 1995

               Raw Materials               $3,743,109            $4,015,142
               Work in process              1,838,050             1,906,392
               Finished Goods               2,637,296             2,396,054
                                           $8,218,455            $8,317,588

          NOTE C - COMMON STOCK AND EARNINGS PER COMMON SHARE

             Earnings per common share is based on the average weighted shares outstanding during the periods reported on.

          NOTE D - SALE OF ASSETS

             The Company sold the Test Switch division on October 31, 1995 for cash of approximately $2,100,000. The cash was received on November 1, 1995, accordingly the proceeds were reflected as an account receivable as of October 31, 1995, the date the transaction was closed. The gain on the sale was approximately $580,000 and is included in other income. Effective April 30, 1995, the Company sold inventory, machinery and equipment and the business operations of the meter socket division of Test Switch Technology, Inc. On December 30, 1994, the Company sold inventory, machinery and equipment and the business operations of the heating division of its Canadian subsidiary, Hydel Enterprises, Inc. for cash. The following are the sales, cost of goods sold and selling, general and administrative expenses included in the three and nine months ended April 30, 1996 and 1995, respectively:
                                        Three months          Nine months
                                      1996       1995       1996       1995
             Sales:
               Test Switch        $     -    $413,000   $573,000 $1,462,000
               U.S. Meter Socket  $     -  $1,053,000   $     -  $4,731,000
               Heating            $     -          -    $     -  $2,225,000
             Cost of goods sold:
               Test Switch        $     -    $180,000   $341,000   $765,000
               U.S. Meter Socket  $     -    $223,000   $     -  $3,436,000
               Heating            $     -          -    $     -  $1,518,000
             Selling, general and administrative:
               Test Switch        $     -    $102,000   $129,000   $227,000
               U.S. Meter Socket  $     -    $395,000   $     -    $800,000
               Heating            $     -          -    $     -    $169,000

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                    April 30, 1996
                                     (Unaudited)

          NOTE E - PREFERRED AND COMMON STOCK ISSUANCE

             On December 15, 1995, the Company closed on a Note Purchase Agreement with Allied Products Corporation ("Allied"), thereby obtaining Allied's right, title and interest in and to a certain Promissory Note and all security existing thereunder and obligations of Cooper Manufacturing Corporation ("Cooper") under this Note and the Facility Agreement formerly executed by Cooper and its shareholders in exchange for $100,0000 in cash and newly issued, 90,000 shares of, Series A, $10.00 par value, 7% Convertible Preferred stock of the Company. The promissory note was due on December 31, 1995 and demand for payment was made on Cooper and its guarantors. The preferred stock is convertible into common stock of the Company at the ratio of two shares of common stock for each share of preferred stock. Each holder of record of the shares of preferred stock is entitled to one vote per share equal to the voting rights of the common shareholders. The Company has agreed to make whole any deficiency upon conversion and subsequent sale after December 31, 1997 of the Company's common stock for less than $900,000. The Company's common stock is trading at approximately $2.50 per share which if sold at that price would require 360,000 shares to be sold to retire the obligation to Allied.

             The individuals whose stock was pledged and who personally guaranteed the Allied Note, petitioned the court on behalf of Cooper to file for protection under the U.S. Bankruptcy laws in a Houston, Texas court. A hearing was held on January 17, 1996 and reconvened on January 19, 1996 in which the court deferred any decision pending settlement negotiations between the parties. The Company believes the filing was improper as those individuals who petitioned the court as debtors in possession did not have standing for such petition. Although the outcome of any bankruptcy proceeding cannot be determined, the Company believes it has the only secured creditor position and first rights to the assets of Cooper. Further, the Company and its affiliate believe they will recover their investment and advances to Cooper. The Company had a Letter of Intent to acquire Cooper which has expired and was determined by the Company not to be pursued. Approximately, $1,200,000 is currently due from Cooper and is included in other assets in the accompanying balance sheet.

             The Company issued on August 3, 1995, 65,000 shares of its $.01 par value common stock (restricted) valued at $1.25 per share to certain of its key management personnel and 100,000 shares valued at $1.25 per share plus $1,500 in cash to an affiliate of the Chairman of the Board and President as a fee for providing continuing collateral securing the Company's $450,000 note payable to a bank. On October 26, 1995, the Company issued 200,000 shares of its $.01 par value common stock (restricted) valued at $1.00 per share for cash to the same affiliate. Proceeds were used to repay a portion of the Bank One Texas note payable.

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

                                                         Three Months Ended April 30, 1996
                                              Defense                   Metal                     General
                                 Electric   Electronics      Gas     Fabrication    Plastics     Corporate    Consolidated

          Sales                $1,334,834    $1,803,025   $684,956   $3,825,524     $332,811     $      -     $ 7,981,150
          Cost of goods sold      981,967     1,067,588    510,570    2,867,427      237,748            -       5,665,300
          Selling, gen. & adm.    316,281       650,243    365,373      520,912       65,568       218,850      2,137,227

          Operating profit(loss)   36,586        85,194   (190,987)     437,185       29,495      (218,850)       178,623

          Interest, net           (22,011)      (56,180)   (14,540)    (147,360)      (4,120)     (106,684)      (350,895)
          Other income(expense)   (12,554)           -          52       (1,233)          -             -         (13,735)

          Net earnings (loss)
            before income taxes $   2,021     $  29,014  $(205,475)  $  288,592     $ 25,375     $(325,534)   $  (186,007)
          Assets:
            Receivables          $691,376      $818,425   $343,475   $2,352,913     $166,599      $(12,195)    $4,360,593
            Inventory          $2,813,338    $2,163,428 $1,066,713   $2,094,983      $79,993      $     -      $8,218,455

            Total assets       $6,274,591    $3,926,224 $2,260,121   $9,771,724     $772,021    $4,051,776    $27,056,457

            Depreciation          $42,356       $72,564    $57,287     $108,787       $4,459        $3,925       $289,378
            Additions PP&E         $9,058      $(10,815)   $11,295        $(175)      $   -         $   -          $9,363

                                                    Nine Months Ended April 30, 1996
                                               Defense                     Metal                     General
                                  Electric   Electronics      Gas      Fabrication     Plastics     Corporate   Consolidated

          Sales                 $5,657,606    $5,335,638  $2,183,683   $11,925,763    $968,912      $      -    $26,071,602
          Cost of goods sold     4,283,669     3,329,407   1,397,105     9,798,395     743,448             -     19,552,024
          Selling, gen. & adm.   1,102,310     1,950,083   1,082,404     1,496,504     207,403        682,530     6,521,234

          Operating profit(loss)   271,627        56,148    (295,826)      630,864      18,061       (682,530)       (1,656)

          Interest, net           (122,184)     (218,488)    (55,849)     (423,189)    (10,620)      (263,746)   (1,094,076)
          Other income(expense)    549,465            -          145        (1,233)         -              -        548,377

          Net earnings (loss)
            before income taxes $  698,908    $ (162,340) $ (351,530)   $  206,442    $  7,441      $(946,276)  $  (547,355)

          Depreciation            $132,728      $217,693    $161,663      $325,586     $18,517        $11,774      $867,961

          Additions PP&E            $9,058       $29,782     $21,013       $32,495     $15,484        $    -       $107,832

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

          Results of Operations

             Summary. The Company reported net (loss) earnings of $(186,007) and $(547,355) for the three and nine months ended April 30, 1996 compared to $310,215 and $869,236 for the three and nine months ended April 30, 1995, respectively. Operating income decreased by $(126,145) and $(660,705) for the three and nine months periods, when compared to the same prior periods. The revenue declines for the three and nine months periods are attributable primarily to the revenues lost due to the sale of business in the electric segment; and to a lesser extent the decline in sales in the gas and plastic segments. The three and nine months decline in net earnings is primarily related to poor performance with declining revenues in the gas segment and poor performance in the metal fabrication segment during the second quarter. Also, there was significantly higher interest cost. Overall gross margins improved or declined by .93% and (.76%) to 29.02% and 25.01%, respectively for the three and nine month periods.

             Increases(decreases) for the nine and three months period ended April 30, 1996, as compared with the similar period of 1995, for key operating data were as follows:


                                    Three Months Ended     Nine Months Ended
                                      April 30, 1996         April 30,1996

                                  Increase      Percent    Increase    Percent
                                 (Decrease)     Change    (Decrease)   Change

          Operating Revenues    $(1,436,755)    (15.26)  $(5,964,253)  (18.62)
          Operating Income         (126,145)    (41.39)     (660,705) (100.25)
          Earnings (Loss) before
            income taxes           (440,141)   (173.19)   (1,320,499) (170.80)
          Net Earnings Per Share       (.07)   (175.00)         (.18) (163.64)

               The following table represents the changes [increase/(decrease)] in operating revenues, operating income and earnings before income taxes by the respective industry segments when compared to the previous period:

                                   Three Months Ended    Nine Months Ended
                                     April 30, 1996        April 30,1996

                                 Increase                Increase
                                 (Decrease)   Percent    (Decrease)   Percent

          Operating Revenues:

            Electric            $(1,618,596)  (112.66)  $(7,385,872)  (123.83)
            Defense electronics       3,115       .22       237,653      3.98
            Gas                    (109,281)    (7.61)     (173,808)    (2.91)
            Metal fabrication       301,319     20.97     1,394,132     23.37
            Plastics                (13,312)     (.92)      (36,358)     (.61)

                                $(1,436,755)   100.00   $(5,964,253)   100.00

          Operating Income (Loss):

            Electric              $(129,587)  (102.47)    $(159,860)   (20.75)
            Defense electronics     (34,652)   (27.40)       75,098      9.75
            Gas                    (250,357)  (197.97)     (376,774)   (48.91)
            Metal fabrication       265,839    210.21      (360,075)   (46.74)
            Plastics                 22,296     17.63        51,205      6.65

                                   (126,461)   100.00      (770,406)   100.00

          General Corporate             316                 109,701

          Other Income (Expense)   (313,996)               (659,794)

          Earnings Before Income
            Taxes                 $(440,141)            $(1,320,499)

               Electric revenues have been materially affected by the sale of the Canadian Heating division and the U.S. Meter Socket and Test Switch divisions. This segment now consist of only the Canadian electric utility business which is profitable. However, the first quarter of fiscal 1996 would include three months of Test Switch revenues. Remaining U.S. assets consist of a vacant manufacturing facility currently on the market for sale or lease and a receivable for a portion of the selling price for the Meter Socket business. The purchaser of the Meter Socket business is currently in default on the payment terms of the non-interest note owed to the Company. No provision for any loss associated with the uncollected portion, approximately $1,162,000, has been made at this time. The purchaser is believed to be trying to sell this business to a third party. Based on current information, management believes it will ultimately be able to realize this receivable. Gross margins for the three months declined by (2.58)% to 26.44%, however margins for the nine months continue to reflect a year-to-date improvement of 1.84% to 24.28%. Selling, general and administrative expenses as a percentage of sales, which is currently at 19.48% of revenue, will continue to increase due to carrying cost of the vacant facility with no offsetting revenues.

               Defense electronics revenues for the quarter ended April 30, 1996 amounted to $1,803,025 with operating profits of $85,194. This compares with revenues of $1,799,910 and operating profits of $119,846 for the quarter ended April 30, 1995. Revenues for the nine months ended April 30, 1996 amounted to $5,335,638 with operating profits of $56,148. This compares with revenues of $5,097,985 and operating losses of $(18,950) for the nine months ended April 30, 1995. Gross margins declined for the current nine month period by (6.14)% to 37.60%, reflecting the more competitive nature of current defense work. Selling, general and administrative expenses as a percentage revenues declined by (7.56)% to 36.55%. The revenue increases were somewhat nullified by declining gross margins, however, cost cutting in the selling, general and administrative expenses have achieved a better than break-even performance for the nine months ended April 30, 1996 or a $75,098 improvement. With the declining defense market this segment continues to seek additional market opportunities, while seeking to control cost.

               Gas revenues declined by $(109,281) and $(173,808) for the three and nine months ended April 30, 1996. Operating income declined by $(250,357) and $(376,774) for the three and nine months ended April 30, 1996, resulting in operating losses of $(190,987) and $(295,826), respectively. This decline in operating income was the result of poorer margins of 25.46% and 36.02% and increases in selling, general and administrative expenses of 14.03% to 53.34% and 7.28% to 49.57% of revenues, respectively. The declining gross margins were the result of changes in product mix, between odorization systems and lower margin chart drives; as well as, reduction in selling prices to encourage additional sales. Selling, general and administrative expenses increased substantially due to additions to technical staff and salary increases based on higher expected revenues which have not yet materialized. The warmer than usual winter 1995 conditions have also had an unfavorable effect on revenues do to declining gas company purchases.

               Metal fabrication revenues increased by $301,319 and $1,394,132 for the three and nine months ended April 30, 1996, respectively. This segment made improvements during the quarter ended April 30, 1996 with gross margins improving by 9.59%, offset by a 3.02% increase in selling, general and administrative expenses or a net improvement of 6.57% in operating profits to 11.43%. Nine months ended April 30, 1996 continues to lag behind the prior nine month period in spite of the aforementioned improvements during the third quarter. Operating profits for the nine months ended April 30, 1996 were $630,864 which after interest cost of $423,189 resulted in a net earnings of $207,675. This segment usually a consistent contributor to operating profits, reflects strong competition and pricing pressure from its large customers. We continue to review costs and expenses to help control our competitive market.

               Plastics revenues decreased by $(13,312) and $(36,358) for the three and nine months ended April 30, 1996, respectively. With revenues remaining relatively unchanged, operating profits improved by $22,296 and $51,205 for the three and nine months periods ended April 30, 1996. Operating performance improved essentially with better margins on products sold. Earlier periods suffered due to equipment problems which have been repaired.

               With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Operating profits decreased by (1.92)%, the effect of lower margins, (.76)%, discussed above and selling, general and administrative expense, (1.16)%, for the nine months ended April 30, 1996. Net earning were further affected by increased interest cost.

          Liquidity and Capital Resources

               Liquidity. Current assets of the Company totaled $13,516,674 at April 30, 1996, down from current assets of $15,331,633 at July 31, 1995, or a decrease of $(1,814,959), primarily reflecting the sale of test switch division and advances to affiliates included in other assets. Current liabilities decreased by $(1,006,205), resulting in decrease in working capital (current assets less current liabilities) to $3,096,008 at April 30, 1996 from $3,904,762 at July 31, 1995.
          The Company believes that its operations will generate cash sufficient to meet its working capital requirements and debt obligations.

               The sale of the test switch division resulted in cash proceeds of approximately $2,068,583 on November 1, 1995 which was used to repay certain secured debt and provide additional working capital. Proceeds from the note receivable from the sale of the meter socket division commenced in September, and are due in equal monthly installments over a twenty-four month period. The Company has received approximately $250,000 in payments on the non-interest note. The maker is currently in default and has not made any payments since February. (Also see comments under Electric segment discussion above.)

               Hydel Enterprises has a working capital line-of-credit with a Canadian bank in the amount of $2,800,000 express in Canadian dollars. The Canadian credit facility is secured by the receivables, inventories and equipment of Hydel Enterprises.

               The Company continues to borrow under its CIT Group Credit/Finance, Inc. revolving and term loan facility. Borrowing under the revolving portion is based on eligible accounts receivable and inventory. The outstanding revolving loan balance was, approximately $2,470,000, and the term loan balance was, approximately $450,000, at April 30, 1996.

               On December 15, 1995, the Company closed on the Note Purchase Agreement with Allied Products Corporation ("Allied"), thereby obtaining Allied's right, title and interest in and to a certain Promissory Note and all security existing thereunder and obligation's of Cooper Manufacturing Corporation ("Cooper") under this Note and the Facility Agreement formerly executed by Cooper and its shareholders in exchange for $100,0000 in cash and newly issued, 90,000 shares of, Series A, $10.00 par value, 7% Convertible Preferred stock of the Company. The promissory note was due on December 31, 1995 and demand for payment was made on Cooper and its guarantors. The Company had a Letter of Intent to acquire Cooper which has expired and was determined by the Company not to be pursued. Approximately, $1,200,000 is currently due from Cooper and is included in other assets in the accompanying balance sheet. (Also see Note E to the Condensed Consolidated Financial Statements.)

               The Company issued on August 3, 1995, 65,000 shares of its $.01 par value common stock (restricted) valued at $1.25 per share to certain of its key management personnel and 100,000 shares valued at $1.25 per share plus $1,500 in cash to an affiliate of the Chairman of the Board and President as a fee for providing continuing collateral securing the Company's $450,000 note payable to a bank. On October 26, 1995, the Company issued 200,000 shares of its $.01 par value common stock (restricted) valued at $1.00 per share for cash to the same affiliate. Proceeds were used to repay a portion of the Bank One Texas note payable.

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

          Dividend Policy

               No cash dividends have been  declared by the Company's Board of Directors since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize it cash flow to invest in its businesses. The Company has cumulative dividends of $23,647 on its, Series A, 7% Convertible Preferred Stock as of April 30, 1996. Dividends were due to be paid on March 31, 1996. No payments were made. Future dividends are due to be paid on the last day of June, September, December and March. The preferred shares were issued to acquire a note from Allied Products Corporation in connection with a proposed acquisition of Cooper Manufacturing Corporation (Cooper). Cooper filed for bankruptcy on January 5, 1996. The status of the preferred shares and the cumulative dividends will be affected by resolution of matters now and yet to be brought before the courts. (Also see Note E to the Condensed Consolidated Financial Statements.)

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

                                       PART II

          ITEM 1.  LEGAL PROCEEDINGS

               American  Brass,  Inc. (ABI)  discontinued its  operation in
          January 1993 and is involved in several lawsuits arising principally out of secured and unsecured creditors' claims against ABI. Under most of these cases the courts have awarded judgements against ABI for the amounts owed such creditors plus costs. Although ABI has not declared bankruptcy, there are insufficient assets to satisfy any of the unsecured creditor claims. The secured creditor currently is owed approximately $1,450,000; however, there are remaining assets which could be sufficient enough to satisfy its claim. Superior Technology,
          Inc. (Superior) is the guarantor of this debt to the secured creditor. Accordingly, if there were insufficient assets to satisfy its claim, the Company could be liable for this deficiency. Effective March 23, 1995, the United States District Court for the Northern District of Georgia entered a summary judgement in the amount of approximately $1,449,000 in favor of the secured lender against Superior Technology, Inc., a wholly-owned subsidiary of the Company and which is now being appealed. In addition, ABI is suing the lender and others for interfering with the Environmental Protection Agency agreement made by ABI relating to its inventory of "Ball Mill Residue" and claiming damages in excess of $2,000,000 which could offset said judgement. This summary judgement is not reflected on the books of the Company. The Company believes that a settlement can be achieved with the secured lender for an amount less than the judgement. Further, that there are assets available which if sold could reduce the exposure of the guarantor, Superior(now Retech, Inc.). We are currently unable to reasonable estimate the effect of the judgement on the Company.

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

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company held its annual stockholders meeting on March 29, 1996. The following individuals were elected as directors until the Company's next annual meeting:

               S. Mort Zimmerman
               Daniel A. Zimmerman
               Edmund W. Bailey
               Fred M. Updegraff

               Jackson & Rhodes P.C. appointment as auditors was ratified with 7,427,369 affirmative votes and 15,917 against.

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





          Dated: June 12, 1996