Form 10-K
period 1996-07-31
ELECTRIC & GAS TECHNOLOGY INC
filed 1996-11-13
CIK 785819

UNITED STATES
                           SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K
          (Mark One)
          ( X )          ANNUAL REPORT  PURSUANT TO SECTION 13  OR 15(d) OF
                         THE
                         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                              For the fiscal year ended July 31, 1996

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

                    Registrant's Telephone Number: (972) 934-8797

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

          At October 29, 1996, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $3,500,000. At such date there were 8,250,416 shares of the registrant's Common Stock outstanding.

          PART I

          Item 1.  Business

          General

               Electric & Gas Technology, Inc.("the Company"or  "ELGT") was
          organized under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. In April, 1985, the Company (i) acquired from Commercial Technology, Inc. ("COMTEC"), an affiliated company, all of the stock of Reynolds Equipment Company ("Reynolds") for stock of the Company and (ii) acquired from a subsidiary of COMTEC all of the stock of Retech, Inc. ("Retech") [formerly Test Switch Technology, Inc.("Test Switch"), formerly Superior Technology, Inc. ("Superior")] for stock of the Company. In 1988, the Company acquired 85% (and subsequently 100%) of the stock of Data Automation Company, Inc. ("DAC") from Video Science Technology, Inc., formerly an affiliate of COMTEC and of the Company; DAC owned 100% of Domac Plastics, Inc. ("Domac") and Logic Design Metals, Inc. ("Logic"). Domac was subsequently sold. During 1992 Logic merged into DAC, its parent, and DAC changed its name to Logic Design Metals, Inc. and is referred to herein as "Logic". In June 1986 Superior acquired from Petro Imperial Corp. (A subsidiary of COMTEC) its ownership in American Brass, Inc. ("ABI"). Fridcorp Plastics, Inc. ("Fridcorp") was acquired by the Company in January, 1992, in exchange for 162,000 shares of Company Common Stock. Hydel Enterprises, Inc. ("Hydel") [formerly Stelpro Limited ("Stelpro")] was acquired by the Company in April, 1992, in exchange for 166,474 shares of Company Common Stock and $1,100,000 (Cdn. funds)(April 30, 1992, exchange rate: .8370). On August 1, 1992, Hydel acquired all of the outstanding capital stock of Hydel Engineering Limited ("Hydel Engineering") for cash and notes payable of approximately $719,000 ($850,000 Cdn.). Hydel Engineering was merged into Hydel effective August 1, 1995. The number of shares of Company Common Stock issued in the acquisitions of Fridcorp and Hydel was, in each case, determined through arms-length negotiations. Superior Magnetics, Inc. ("SMI") was formed by the Company to acquire the operating assets of the business operations of Denison Magnetics of Texas Instruments Incorporated on November 30, 1992 for cash and deferred payments of approximately $2,900,000.

               The Company presently is the owner of 100% of Retech, which currently owns 80% of ABI and the Company owns 100% of Logic, Reynolds, Fridcorp, Hydel and SMI, and, through such subsidiaries, operates in five distinct business segments: (1) the manufacture and sale of electric meter enclosures and pole-line hardware for the electric utility industry and the general public (Hydel and Retech); (2) the design and manufacture of defense electronic components (SMI); (3) the manufacture and sale of natural gas measurement, metering and odorization equipment (Reynolds); (4) the manufacture and sale of precision metal enclosures for telecommunication and computer equipment (Logic); and (5) the manufacture of vacuum-form and injection-mold products (Fridcorp). Effective January 31, 1993, the Company discontinued the operations of its 80% owned ABI which previously was engaged in the manufacture and sale of brass and bronze ingots. The Company sold its Canadian heating division and its U.S. meter socket and Test Switch divisions during fiscal 1996 and 1995. These operations were part of the electric segment. The Company's Headquarters is located at 13636 Neutron Road, Dallas, Texas 75244. Its telephone number is (972) 934-8797 and its facsimile number is (972) 991-3265.

          Financial Information by Segment

               The  following  table  depicts  revenues,  operating  income
          (loss) and identifiable assets of the Company by segment, for the fiscal years ended July 31,:

                                           Year Ended       Year Ended        Year Ended
                                         July 31, 1996    July 31, 1995     July 31, 1994

          Revenue
          Electric                        $ 7,575,126      $16,167,174       $19,438,285
          Defense electronics               7,013,706        6,577,333         7,374,479
          Gas                               2,935,326        3,143,711         3,420,071
          Metal fabrication                15,168,121       14,105,717        14,955,581
          Plastics                          1,275,673        1,369,693         1,260,582

          Operating Income (Loss):

          Electric                        $   324,602      $   659,788       $  (762,785)
          Defense electronics                (279,348)         (95,196)          (71,322)
          Gas                                (646,568)          75,643           208,493
          Metal fabrication                   234,116          818,645           400,288
          Plastics                             48,451          (25,483)           66,544

          Identifiable Assets:

          Electric                        $ 4,648,198      $ 8,596,181       $12,857,150
          Defense electronics               3,581,838        3,974,844         3,523,317
          Gas                               2,198,034        2,493,657         2,275,869
          Metal fabrication                 9,301,349        9,877,149         9,299,649
          Plastics                            665,493          788,769           805,919
          Corporate                         2,694,693        2,503,133         1,597,414

          Geographic information

               Financial data by geographic area for the fiscal year ended July 31, 1996 are as follows:

                                                              Operating
                                                                (loss)       Identifiable
                                             Sales              Profit          Assets

          United States                   $26,965,367        $(684,510)      $16,442,797
          Canada                            7,002,585          365,763         3,952,115
          Total                           $33,967,952        $(318,747)      $20,394,912

          Electric (Hydel and Retech)

               History

               Hydel. Hydel (formerly Stelpro) was incorporated in 1977 under the laws of the Province of Ontario, Canada, and has operated as a manufacturer of electrical equipment for use in the electric utility industry since its inception. In 1982, Hydel purchased a baseboard heater manufacturing business from Westinghouse. Stelpro changed its name to Hydel in January 1995 upon the sale of its heating manufacturing business. Hydel Engineering which was merged into Hydel effective August 1, 1995, was incorporated in November 1969 under the Laws of the province of Ontario, Canada, and as in the case of Hydel operated as a manufacturer of electric equipment for use in the electric utility industry since its inception. Hydel operates primarily within Canadian markets, though some sales of electric heaters were made in the Northeastern United States. Hydel maintains its executive office at 49 Howden Road, Scarborough, Ontario M1R 3C9 and a manufacturing facility at 566 Ridge Road, Welland, Ontario L3B 5R4.

               Retech. Retech (formerly Test Switch, formerly Superior) was incorporated in Texas in May, 1984. It purchased the assets of Superior Switchboard & Devices, Inc., an Ohio corporation
          ("SSDI"), in 1984. SSDI was an old-line manufacturer of electrical testing equipment, organized in 1920 by a group of electrical utility employees. In about 1929, electric utility companies began using meters on the outside of residences to measure electricity consumption, creating a need for metal enclosures to protect the meters. SSDI undertook the manufacture of such enclosures, and (in 1943) was acquired by a national company and operated as a division. In 1980, this division was sold to the officers and employees of the division in a leveraged buy-out. The business was not successfully operated under its then current management, and the organizers of Retech arranged for the purchase of the assets of SSDI by Retech in 1984. Effective April 30, 1995, Superior changed its name to Test Switch upon the sale of its meter socket division which was located in the Paris, Texas plant and effective, October 31, 1995 Test Switch changed it name to Retech upon the sale of its remaining operating division in Canton, Ohio. Retech a non-operating entity maintains its office at 13636 Neutron Road, Dallas, Texas 75244-4410.

               Products

               Hydel. Hydel operated two industrial facilities located within metropolitan Toronto, Ontario until January 1995 when one operation was sold. The business which was sold, manufactured and assembled a line of proprietary electric heating products, including baseboard heaters and fan-driven heaters. Hydel Engineering which was merged and operations consolidate with Hydel, operated out of two industrial facilities: Scarborough, which was shared with Hydel, and Welland. The Welland facility continues to be used primarily to manufacture the pole line hardware with assembly and finished goods storage in the Scarborough plant. The "Murray Jansen" line is produced at the Scarborough plant. The Scarborough plant manufactures a full line of proprietary metal cabinets and other metal enclosures, electric meter sockets and industrial safety switches. All of Hydel's products have been approved by the Canadian Standards Association which is the Canadian equivalent of U. L.

               Retech. Retech operated two industrial facilities, one in Canton, Ohio, the other in Paris, Texas during most of fiscal 1995 and only its Canton facility during the first quarter of fiscal 1996. The Canton, Ohio, facility produced a line of proprietary products approved by Underwriters' Laboratory ("U.L."), an independent testing organization; a line of test switches. The Paris, Texas, facility produced a full line of metal cabinets, transformer boxes, meter pedestals and other metal enclosures for the electric utility industry, marketed under various trade names. Products included a combination of test switches and phasing transformers marketed under the trade name "Reactiformer" and a voltage surge and transient suppressor, which protects against overloads, marketed under the trade name "Linegard". In addition, to U.L. approval of Retech's products, they were also approved by the National Electrical Manufacturers Association for residential and industrial usage.

               Industry, Customers and Competition

               Industry-Hydel. Hydel operates within the electric equipment supply industry and manufacturing equipment for use in the electric utility industry. Hydel competes primarily within Canadian markets.

               Industry-Retech. Retech until October 1995, operated in an industry consisting of suppliers of equipment and accessories to the public utility industry. The customers for Retech's products were spread nationwide.

               Customers-Hydel. Hydel sells its electric utility supply products to utilities and others in Canada. Hydel sold its electric heaters to distributors throughout Canada, as well as in parts of the Northeastern United States.

               Customers-Retech.      Retech  sold its  products  to  major
          electric utilities across the nation.

               Competition-Hydel. Hydel faces extreme Canadian competition for sales of its electric utility supply products primarily from two electric utility supply manufacturers, Microelectric and Commander. Pole line hardware's main competitors are Salcan and Almet.

               Competition-Retech. Retech faced competition from numerous competitors. There was no single dominant competitor in the industry. Retech's chief competitors are Milbank Manufacturing Co., Inc., Meter Devices, Inc. and States Electric, Inc.

               Marketing

               Hydel. Hydel employs a general sales manager who is responsible for coordinating company-wide sales, as well as directing sales in the Province of Ontario. Hydel utilizes independent manufacturers representatives to promote sales in the remainder of Canada.

               Retech.    Retech  employed  a general  sales  manager,  one
          outside salesman and twelve sales representatives to market its products throughout the United States.

               Raw Materials

               Hydel. Hydel uses sheet aluminum and sheet steel of various gauges in its manufacturing processes and two vendors to galvanize their pole line hardware products. Bar materials are purchased directly from mills. Hydel purchases products directly from the mills or distributors. There are adequate sources of such materials, though price fluctuations have occurred in the past.

               Retech.    Retech  purchased  copper,  brass,  aluminum  and
          plastic which are all readily available through numerous vendors.

               Employees

               Hydel. Hydel currently employs 60 persons, including 14 in administrative and sales positions. None of the employees is represented by a labor union or other labor organization. Hydel enjoys good relations with its employees and has never experienced a strike or work stoppage. The jobs encompassed in Hydel's manufacturing operations do not require highly skilled workers, except in a few positions.

               Retech. Retech currently has no employees. In prior years the work force ranged from 150 to 20 persons, including administrative and sales positions. The hourly paid employees were represented by a local of the International Brotherhood of Electrical Works (A.F.L.-C.I.O.).

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

               Employees

               SMI employs approximately 105 full-time employees, including
          43 clerical, engineering and administrative employees and approximately 62 hourly-paid plant workers. None of its employees is represented by a union or other labor organization and relations with employees are considered good. SMI has never experienced nor anticipates a strike or other work stoppage.

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


               Products

               Reynolds manufactures equipment used in the natural gas industry. Its principal products known as "RECOR" are electronic pressure, temperature and volumetric instrumentation and accessories peripheral to gas measurement. Reynolds continues to produce its traditional line of mechanical instrumentation including pressure, temperature and volumetric recording and indicating devices. In addition, Reynolds provides engineering and equipment used to accomplish the odorization of natural gas. Reynolds operated a manufacturers representative company which generated sales commission derived from unaffiliated manufacturers. This business was sold to its employees.

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

               Employees

               Reynolds employs approximately 22 persons, including 2 company officers and 12 administrative clerical personnel. None of the employees is represented by a labor union or other labor association, and relations with its employees are considered excellent. Reynolds has never experienced nor anticipates a strike or other work stoppage.

          Metal fabrication (Logic)

               History

               Logic Design Metals, Inc.("Logic") was incorporated in Texas on March 16, 1977, and was acquired by Data Automation Company, Inc. ("DAC"), in 1979. Retech acquired DAC in 1988 from Video Science Technology, Inc., an affiliate of the Company, in exchange for shares of the Stock of the Company. In April, 1992, Logic merged into DAC, its parent, and DAC changed its name to "Logic Design Metals, Inc." and is now held directly by the Company. Logic's manufacturing and administrative offices are at 3233 West Kingsley, Garland, Texas 75041.

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

               Employees

               Logic employs 210 full-time employees, including 15 clerical and administrative employees and approximately 195 hourly-paid plant workers. None of its employees is represented by a union or other labor organization and relations with employees are considered good. Logic has never experienced nor anticipates a strike or other work stoppage.

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

               Customers. Fridcorp sells its injection mold products, primarily plastic bases for boat seats, to boat seat manufacturers and directly to boat manufacturers. It sells its vacuum-form plastic products, primarily jobbed products, to a wide range of customers.

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

               Employees

               Fridcorp employs approximately 19 persons on a full-time basis, of which 5 work in the Forming division, 10 persons are in the Molding division and 4 perform administrative functions. None of its employees is represented by a union or other labor organization and relations with employees are considered good. Fridcorp has never experienced nor anticipates a strike or other work stoppage.

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

               Based on current economic conditions in the scrap, cooper and brass markets and the estimated operating margins needed, a restart of the facility under these conditions with similar manufacturing processes would require an estimated $5,000,000 investment with anticipated marginal returns. TMI has been unsuccessful to-date in re-starting, seeking joint venture partners or selling the Alabama operation. The Company has written off its investment in TMI (ABI).

          ITEM 2.   Properties

               The Company maintains executive offices at 13636 Neutron Road, Dallas, Texas 75244-4410 in a 7,800 sq. ft. one story building (owned in fee) and is fully adequate to serve its needs.

               Hydel leases one industrial building in metropolitan Toronto, Ontario. The Scarborough facility is leased until May 1997 and contains approximately 67,000 square feet, including approximately 7,000 square feet of office space. In addition, Hydel owns a 22,000 square foot manufacturing and office space on approximately 7 acres of land located in Welland, Ontario. Such facility provides 20,000 square feet of manufacturing and 2,000 square feet of office space.

               SMI conducts its manufacturing and administrative functions through a 86,000 square feet concrete leased building in Denison, Texas. The lease expires on October 31, 1997. Approximately 48,000 square feet are used for manufacturing, testing and inventory storage and 16,000 square feet are used as engineering, sales and administration. There is approximately 22,000 square feet under lease available for expansion and is currently sublet.

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

               Retech had occupied an industrial building in Canton, Ohio (leased) which was assumed by the purchaser of Test Switch operations. The Paris, Texas facility (owned) was vacated as result of the sale of the meter socket division in April 1995. This facility, consists of a vacant industrial building containing approximately 80,000 square feet of space, including approximately 3,000 square feet of office space. The facility is currently for sale or lease.

          Item 3.   Legal Proceedings.

               ABI discontinued its operation in January 1993 and is involved in several lawsuits arising principally out of secured and unsecured creditors' claims against ABI. Under most of these cases the courts have awarded judgements against ABI for the amounts owed such creditors plus costs. Although ABI has not declared bankruptcy, there are insufficient assets to satisfy any of the unsecured creditor claims. The principal secured creditor currently has a deficiency of approximately $1,500,000; however there are remaining assets which could be sufficient to satisfy their claims. Superior had guaranteed this secured creditor. Accordingly, if there were insufficient assets to satisfy this claims, the Company could be liable for this deficiency. Management does not believe that the Company will ultimately have any liability with respect to this guarantee.

               The Company and its subsidiaries are involved in various routine litigation incident to its business operations. Management and Legal Counsel do not believe that any of such litigation will have a material adverse effect on the consolidated financial position of the Company.

          Item 4.   Submission of Matters to a Vote of Security Holders.

               (a)  Annual meeting of stockholders, March 29, 1996.

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

               (b)  Stock Prices and Dividend Information

               The following table sets forth the range of "Bid" and "Ask" prices, by quarters, since July 31, 1993, as compiled by NASDAQ and representing prices between dealers which does not include retail markups or commissions, thus, such prices may not represent actual transactions.

               Fiscal year ended July 31, 1996:
                                                      High           Low

                    First Quarter                     2-7/8         2-1/4
                    Second Quarter                   3-5/32         2-3/4
                    Third Quarter                         3         2-1/2
                    Fourth Quarter                        2             1

               Fiscal year ended July 31, 1995:
                                                      High           Low

                    First Quarter                    2-9/16         1-1/2
                    Second Quarter                    2-5/8       1-13-16
                    Third Quarter                    3-7/16         2-1/8
                    Fourth Quarter                    3-1/8        2-5/16

               Fiscal year ended July 31, 1994:
                                                      High           Low

                    First Quarter                         6        5-1/16
                    Second Quarter                  4-15/16        3-5/16
                    Third Quarter                   3-15/16        2-7/16
                    Fourth Quarter                   2-7/16        1-9/16

               No dividend has been paid on the Common Stock by the Company and payment of dividends in the foreseeable future is not anticipated. Cumulative and unpaid dividends of $39,353 as of July 31, 1996 must be paid on preferred stock before any dividends can be paid on Common Stock.

               As of July 31, 1996 there were 490 holders of record of the Common Stock of the Company, exclusive of beneficial ownership through brokerage firm nominee name.

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

          Item 6.  Selected Financial Data.

          STATEMENT OF OPERATIONS DATA:

          (In dollars, except shares outstanding)
                                                       Fiscal Years Ended July 31,
                                      1996           1995           1994          1993            1992

          Revenues                $33,967,952    $41,363,628    $46,448,998    $42,822,400    $27,898,721
          Gross Profit              7,632,575     10,448,022      9,957,441     12,742,943      6,673,944
          Selling, G&A Expense      8,849,955     10,082,034     10,887,521     10,348,156      6,139,014
          Other Income (Expense)   (3,815,171)       429,693     (1,518,022)      (989,448)       185,719
          Earnings (Loss) from
           Continuing Operations   (5,032,551)       850,577     (2,106,377)     1,234,138        649,150
          Net Earnings (loss)      (5,032,551)       850,577     (6,106,377)       981,189        404,030
          Net Earnings (loss)
            per Share                    (.66)           .11           (.80)           .13            .05
          Weighted Average
            Number of Shares
            Outstanding             7,635,624      7,615,474       7,634,432     7,353,489      6,920,223


          BALANCE SHEET DATA:
                                                            As of July 31,
                                      1996           1995            1994          1993           1992

          Total Assets            $23,089,605    $28,233,733     $30,359,318   $36,334,255    $26,315,227
          Long-Term Obligations     5,555,954      6,379,001       6,014,513     6,372,631      1,961,608
          Shareholders' Equity      6,720,930     10,427,861       9,289,393    15,301,380     14,526,111

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Background

               The Company, through its subsidiaries, operates within five separate industries. These are (i) the manufacture and sale of metal enclosures and other electrical equipment for use in the electric utility industry; (ii) the manufacture and sale of defense electronic components; (iii) the manufacture of natural gas measurement equipment and gas odorization products; (iv) the manufacture and sale of precision customized metal enclosures for telecommunications and electrical equipment; and (v) the manufacture of vacuum-form and injection-mold products.

          Results of Operations

               The discussion below relates to the Company's operations during the fiscal years ended July 31, 1996, 1995 and 1994.

               Summary. The Company reported net earnings (loss) from continuing operations of $(5,326,751), $850,577 and $(2,106,377)
          and net earnings (loss) of $(5,326,751), $850,577 and $(6,106,377) for fiscal years 1996, 1995 and 1994, respectively. The 1996 losses are primarily related to the following events:
          (i) a default on obligations owed the Company by the purchaser of the U.S. meter socket division of approximately $1,800,000; (ii) obsolescence on certain inventories of approximately $600,000;
          (iii) write-off  of the remaining  Trans Metals,  Inc. assets  of approximately $391,000; (iv) and investment losses of approximately $1,000,000. Also see discussion of individual segments for items which adversely affected those operations during fiscal 1996. The increase in earnings between 1994 and 1995 from continuing operations before income tax was $3,243,783 or 132.5% which is attributable to the Electric and Metal fabrication segments offset by decreases in Defense, Gas and Plastic segments. The increases in operating profits were $1,422,573 and $418,357, respectively and decreases of $(23,874), $(132,850) and $(92,027), respectively. Earnings (loss) per common share were $(.70), $.11 and $(.80) in fiscal 1996, 1995 and 1994, respectively.

                                      For the Years Ended July 31,

                                             1996                  1995

                                    Increase    Percent    Increase    Percent
                                   (Decrease)   Change    (Decrease)    Change

          Operating Revenues      $(7,395,676)  (17.88)  $(5,085,370)  (10.95)
          Operating Income         (1,752,144) (122.24)    1,296,068   139.35
          Earnings (Loss) from
             continuing operations
             before income taxes   (5,828,232) (732.48)    3,243,783   132.50
          Net Earnings Per Share         (.77) (700.00)          .91   113.75

               The following table represents the changes [increase/(decrease)] in operating revenues, operating income and earnings from continuing operations before income taxes by the respective industry segments when compared to the previous period:

                                         For the Years Ended July 31,
                                             1996                  1995
                                    Increase               Increase
                                   (Decrease)   Percent   (Decrease)   Percent

          Operating Revenues:

            Electric              $(8,592,048) (116.18)  $(3,271,111)  (64.32)
            Defense electronics       436,373     5.90      (797,146)  (15.68)
            Gas                      (208,385)   (2.82)     (276,360)   (5.43)
            Metal fabrication       1,062,404    14.37      (849,864)  (16.71)
            Plastics                  (94,020)   (1.27)      109,111     2.14

                                  $(7,395,676)  100.00   $(5,085,370)  100.00

                                            For the Years Ended July 31,
                                             1996                  1995

                                     Increase              Increase
                                    (Decrease)  Percent   (Decrease)   Percent
          Operating Income (Loss):

            Electric               $ (335,186)  (19.13)  $ 1,422,573    89.34
            Defense electronics      (184,152)  (10.51)      (23,874)   (1.50)
            Gas                      (722,211)  (41.22)     (132,850)   (8.34)
            Metal fabrication        (584,529)  (33.36)      418,357    26.28
            Plastics                   73,934     4.22       (92,027)   (5.78)

                                   (1,752,144)  100.00     1,592,179   100.00

          General Corporate           168,776               (296,111)
          Other Income (Expense)   (4,244,864)             1,947,715

          Earnings from Continuing
            Operations Before Income
            Taxes                 $(5,828,232)           $ 3,243,783


               Electric revenues declined by $8,592,048 during fiscal 1996 to $7,575,126 the result of the sales of the meter socket business in April 1995 and the test switch business in October 1995 for the U.S. operations and the sale of the heating business in the Canadian operations in January 1995. The 1995 revenues decreased by $(3,271,111) or decreases in the Canadian operations of $(2,278,154) and U.S. operations of $(992,957). Operating income for 1996 decreased by $(335,186) the net effect of increased operating income of $965,015 for the Canadian operations and a decrease of $(1,300,201) in U.S. operations, the result of the aforementioned sales during fiscal 1996 and 1995. Operating income for 1995 increased for Retech by $674,869 and $747,704 in the Canadian operations or a total increase of $1,422,573. The decline in revenues is attributed primarily to the sale in January 1995 of the heating division of Hydel and the sale in April 1995 of the meter socket division of Retech. Operating profits, however, improved substantially on these lower sales, returning this segment to a positive contributor to the Company's profits. During 1994 the revenues also decreased by $(1,090,240), such decrease was $(596,417) in the Canadian operations and $(493,823) in the U.S. operations. Operating profits decreased by $(1,767,786) the net effect of an increase in the U.S. operating profits of $369,437 and a decrease of $(2,137,223) in the Canadian operations after restatement of the 1994 inventories of $720,790. The Canadian operations were affected by price competition, increases in the cost of raw materials and the continuing slow Canadian economy.

               Gross  profit margins  were  24.51%, 22.59%  and 14.47%  for fiscal 1996, 1995 and 1994, with selling, general and administrative expenses as a percentage of sales for the same period of 20.22%, 18.51% and 18.40%, respectively. Gross profit margins regained part of what was lost during 1994, i.e. margins after decreasing by 12.27% recovered by 8.12% in fiscal 1995 and another 1.92% in fiscal 1996. Selling, general and administrative expenses have increased as a percentage of sales due to lower sales from sold operations and carrying cost associated with the physical plant building which was not sold with the meter socket business. This property is currently listed for sale.

               Defense electronics sales increased by $436,373 to $7,013,706 during fiscal 1996 after declining by $(797,146) due to cutbacks in defense spending and the older defense programs completing production. The current years increase is due to new customers and the F22 tactical fighter program increasing greater than decreases in older programs slowly terminating. Sales increased by $1,070,497 during 1994, however, 1993 included only eight months of sales since the inception of this segment on December 1, 1992. Annualized sales would have amounted to approximately $9,500,000 based on the eight month results during 1993. With this real decline in sales levels, operating profits were significantly affected resulting in a loss of $(71,322) when compared to profits of $1,819,249 or a $(1,890,571) in 1994 negative swing. The operating losses between 1996, 1995 and 1994 increased by $(184,152) and $(23,874) to $(279,348), primarily the result of obsolescence reserves against certain inventory which was acquired in the original acquisition from Texas Instruments.

               Gross margins for fiscal 1996, 1995 and 1994 were 33.19%, 42.78% and 42.03%. Current margins reflect the additional reserves charged against cost of sales and lower margins normally associated with new programs. Selling, general and administrative expenses were 37.17% in 1996, 44.22% in 1995 and 43.00% in 1994 as a percentage of sales with fiscal 1996 reflecting cost cutting and reductions in overhead expenses.

               Gas revenues decreased by $(208,385) and $(276,360) or (6.63%) and (8.08%) in fiscal 1996 and 1995, respectively. Sales of this segment's main product, "Recor" was relatively unchanged with most of the sales decline occurring in the odorization systems due to increased industry competition. Revenues increased by $815,342 during 1994 a year of transition from representing another company's product to the development during 1993 and marketing and selling efforts during 1994 of this segment's proprietary product "Recor", a gas electronic volume corrector, replacing the older and less versatile imported "In-Line" product. Odorization remained stable in 1994 but as previously mentioned declined in 1996 and 1995. Operating income
          (loss) was $(646,568), $75,643 and $208,493 for fiscal 1996, 1995 and 1994, respectively. The 1996 loss resulted from inventory obsolescence of approximately $385,000 and declining revenues with staffing levels anticipating higher demand for the Company's Recor product which did not materialize. The consolidations and mergers currently taking place in the utility industry and the warmer than average winters have also contributed to the lower product demand.

               Metal fabrication revenues were $15,168,121, $14,105,717 and
          $14,955,581 for fiscal 1996, 1995 and 1994, respectively. In spite of the revenue increase of $1,062,404, operating profits declined by $(584,529) to just $234,116. Overhead and operational problems at the painting facility contributed significantly to the reduced operating profits. This situation has now been corrected. Further, during the spring and summer revenues were from contracts with generally lower margins as the principal customers were holding orders awaiting the implications of the recently passed telecommunications legislation. While revenues declined by $(849,864) during fiscal 1995, operating profits increased by $418,357 to $818,645 or a 104.53% increase. During fiscal 1995 we were reasonably successful in turning down some business with lower margin sales thereby increasing our operating profits. Operating profits were $234,116, $818,645 and $400,288 for fiscal years 1996, 1995 and 1994, respectively. During 1994 all the manufacturing operations were consolidated into a new single building. Although there were additional costs associated with this move, the long-term benefits will accrue and provide room for sales growth and capacity.

               Plastics revenues declined by $(94,020) during fiscal 1996, however, operating profits increased by $73,934 to a positive $48,451. Revenues increased slightly by $109,111 and $111,650 or 8.66% and 9.72% in 1995 and 1994, respectively. Operating profits after having improved to $66,544 in 1994, declined to a loss of $(25,483) in 1995. Both the increase and decline in operating profits were directly related to manufacturing problems occurring during fiscal 1995 which required replacement and additional maintenance on key injection molding equipment.

               Expense relationship to the various changes in revenues and divestment effecting cost of sales and selling, general and administrative expenses are as follows. Cost of sales as a percentage of revenues amounted to 77.53%, 74.74% and 78.56% for the years ended July 31, 1996, 1995 and 1994, respectively. The 1996 margins were impacted by inventory obsolescence and 1994 margins were impacted by poor Canadian and lower Defense margins. Selling, general and administrative expenses as a percentage of revenues were 23.41%, 21.79% and 21.78% for the years ended July 31, 1996, 1995 and 1994, respectively. Fiscal 1996 increases in selling, general and administrative expenses were the net result of a reduction in the Defense segment offset by increases in all other segments as discussed above.

               Discontinued   operations   of   ABI   and   the  subsequent
          transaction  with   TMI,  resulted  in   earnings  decreasing  by
          $(4,000,000) in fiscal 1994.

          Liquidity and Capital Resources

               Liquidity. Cash flow from operating activities amounted to $(145,001), $(709,772) and $502,785 for fiscal years 1996, 1995 and 1994, respectively. Operating cash flow has been supplemented by cash made available from the proceeds on the sale of the various operating divisions. The Company is presently in the process of refinancing certain of it obligations to provide needed liquidity and to improve upon its current payment history.

               Current assets of the Company totaled $11,697,173 at July 31, 1996, down from current assets of $15,331,633 at July 31, 1995. Current liabilities decreased from fiscal 1995 to fiscal 1996 by $(614,150), resulting in a decrease in working capital (current assets less current liabilities) to $884,452 at July 31, 1996, from $3,904,762, a decrease of (77.35%). This decrease was the result of the default on amounts owed on the sale of the meter socket business, inventory obsolescence, and investment and advances made to certain affiliates. The Company believes it will generate cash or raise funds sufficient to meet its working capital requirements and debt obligations.

               Capital Resources. Hydel has a working capital line-of-credit with a Canadian bank in the amount of $2,036,720. The Canadian credit facility is secured by receivables, inventories and equipment of Hydel. Hydel is currently in the process of refinancing its term and revolving debt whereby it expects to incur long-term financing from the Canadian Development Bank and reduce its reliance on its short-term revolving line of credit by approximately $500,000.

               In November 1993 the Company began a five-year financing arrangement with the CIT Group Credit/Finance, Inc. (CIT). Their total commitment to the Company amounted to $7,000,000 of term and revolving credit at 2.75% above prime. However, the maximum amount to be borrowed is determined based upon eligible collateral, including equipment, receivables and inventory. Borrowing under this financing amounted to $412,275 in term debt and $2,299,357 in revolving debt at July 31, 1996. In June 1995, Logic refinanced a portion of its term debt, not related to the CIT financing above, which provided an additional $500,000 in proceeds with a finance company over 60 months.

               The Company received $1,000,000 in proceeds from an SBA mortgage loan which was funded on September 23, 1994. Such proceeds were added to working capital. In January 1995, the Company funded a ten year $2,000,000 mortgage loan to finance the new building purchase by Logic replacing the lease purchase obligation due under the deferred purchase contract.

               The Company sold one division in fiscal 1996 and two divisions in fiscal 1995 receiving approximately $2,068,583 and $3,494,593, respectively in cash proceeds which were used to pay current obligations, reduce debt and provide additional working capital.

               Substantially  all  of   the  Company's  assets,   including
          certificates of deposit are pledged as collateral for the Company's long-term and short-term indebtedness.

          Capital Expenditures

               The Company purchased equipment consisting of normal asset acquisitions and replacement of approximately $344,447 and $622,122 during fiscal 1996 and 1995, respectively. For fiscal 1994, the Company purchased machinery and equipment of $2,491,210 principally for the new facility acquired during fiscal 1993 by Logic. The Company does not anticipate any other significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries. The Company may, from time to time, purchase such machinery and equipment provided such assets serve as additional collateral for outstanding loans to the Company (and its subsidiaries).

               The Company acquired the net assets of a paint facility for approximately $400,000 in January 1995 for cash.

          Dividend Policy

                No cash dividends have been declared on common stock by the Company's Board of Directors since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize its cash flow to service debt, for working capital and capital additions, and to finance expansion of its operations. Cumulative dividends on the Series A, 7% Convertible Preferred Stock, have not been paid and amounted to $39,353 as of July 31, 1996. Further, additional dividends of $15,879 were due on September 30, 1996

          Other Business Matters

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

          Item 8.   Financial Statements and Supplementary Date.

               Information required by this item appears in the Consolidated Financial Statements and Auditors' Report of Electric & Gas Technology, Inc. and Subsidiaries for July 31, 1996, 1995, and 1994 as listed under Item 14.

          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               There have been no disagreements on accounting and financial disclosure.

                                       PART III

          Item 10.  Directors and Executive Officers of Registrant

               (a) During fiscal year ended July 31, 1996, the following persons served as directors of Registrant:

                                                                     Shares
                                                                   Beneficially
                                                         Director  Owned (%) of
               Name and Age              Position         Since     Outstanding

          S. Mort Zimmerman (69)   Chairman of the Board,  1985   850,740  9.84%
                                   President and Director

          Daniel A. Zimmerman (35) Sr. Vice President      1989   370,131  4.28%
                                   and Director

          Edmund W. Bailey (54)    Vice President, Chief   1994    52,221  0.60%
                                   Financial Officer and
                                   Director

          Fred M. Updegraff (62)   Vice President,         1987    76,073  0.88%
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

               Daniel A. Zimmerman: Mr. Zimmerman was elected Senior Vice President in 1991 and was re-elected as a Director of the Company in 1990 (Mr. Zimmerman served as a director from March, 1985 to January, 1988). Mr. Zimmerman is presently serving as President and Director of Reynolds. He also serves as Vice President Marketing for SMI since its inception, December 1, 1992. He received his Liberal Arts Degree from Austin College in Sherman, Texas in May, 1982.

               Edmund A. Bailey, CPA: Mr. Bailey has served as Vice President and Chief Financial Officer of the Company since March, 1992. He was elected a member of the Board of Directors May 1994. From January 1989, to March, 1992, Mr. Bailey was a shareholder in the public accounting firm of Jackson & Rhodes P.C., Dallas, Texas. From August, 1987, to December, 1988, Mr. Bailey served as Vice President and Chief Financial Officer of Southern Foods Group, Inc., an independent milk producer. From May, 1986, to July, 1987, he was with the public accounting firm of Pannell Kerr Foster, Dallas, Texas. Prior experience included 16 years in public accounting with Fox & Company and Arthur Young & Company (now Ernst & Young). Mr. Bailey earned a B.S. degree in Business from Monmouth College, West Long Branch, New Jersey, and an M.B.A. degree from Southern Methodist University, Dallas, Texas. Mr. Bailey is licensed in the State of Texas as a Certified Public Accountant.

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



          Item 11.  Executive Compensation

          Summary Compensation Table

                                                                                       Long Term Compensation
                                                                                      Awards                 Payouts
                                   Annual Compensation        Other      Restricted  Number of Shares   Long Term
                                                              Annual         Stock      Covered By     Incentive Plan    All Other
Name and Principal Position  Year   Salary        Bonus     Compensation    Awards     Option Grant       Payout       Compensation
 S. Mort Zimmerman            1996 $219,400(a)   $14,166(b)    $   -            -         232,000             -               -

  Chairman of the             1995  110,000       $   -        $   -            -         232,000             -            $642(c)
  Board & President
                              1994  185,000       $   -        $   -            -         200,000             -            $642(c)


   (a) Includes accrued and unpaid compensation of $75,000 for fiscal year 1996 and 1994, respectively.
   (b) Issued 11,333 shares of Common Stock valued at $1.25 per share.
   (c) Company match of 401 (K) employee contributions.

               1996 Stock Option Grants

               The following table sets forth stock options granted in fiscal 1996 to the Company's executive officer named in the Summary Compensation Table and to all other employees as a group. The table also sets forth the hypothetical gains that would exist for the options at the end of their 5 year term, assuming rates of stock appreciation of 0%, 5% and 10%. The actual future value of the options depend on the market value of the Company's Common stock.

               There were no options granted during fiscal 1996.

               Aggregate Option Exercises and Year-end Option Values

               Set forth below are the number of shares covered by exercisable and unexercisable options held by S. Mort Zimmerman on July 31, 1996 and the aggregate gains that would have been realized had these options been exercised on July 31, 1996, even though these options were not exercised, and the unexercisable options would not have been exercised, on July 31, 1996.

                             Number of Shares         Value of Unexercised
                          Covered by Unexercised          In-The- Money
                             Options on 7/31/96      Options as of 7/31/96
          Name         Exercisable Unexercisable  Exercisable Unexercisable(a)

          S. Mort Zimmerman -0-           -0-          -0-           -0-

          (a) Market value of shares covered by in-the-money options on July 31, 1996 less option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.


          Item 12.   Security Ownership  of Certain  Beneficial Owners  and
          Management

                 (a) The following tables sets forth the number of shares of Common Stock of holders of the Company known to the Company to be the beneficial owner of more than five (5%) per cent of its Common Stock at July 31, 1996.

          Name and Address           Amount and Nature of       Percent of
                                     Beneficial Owner             Class

          S. Mort Zimmerman              850,740 (1)               9.84%
          13636 Neutron Road
          Dallas, Texas  75244-4410

               (b) The following table sets forth the number of shares of Common Stock of Registrant owned by all directors and officers as a group as of July 31, 1996:

          Name of                    Amount and Nature of       Percent of
          Beneficial Owner           Beneficial Ownership         Class

          S. Mort Zimmerman              850,740 (1)               9.84%
          Chairman of the
          Board and President

          Daniel A. Zimmerman(5)         370,131 (2)               4.28%
          Sr. Vice President
          and Director

          Edmund W. Bailey                52,221 (3)                .60%
          Vice President &
          Chief Financial Officer

          Fred M. Updegraff               76,073 (4)                .88%
          Vice President
          Treasurer & Director

          All Officers &
          Directors, as a
          Group                        1,363,276                  15.77%

          (1)  Includes (i) 232,000 shares subject  to options owned by Mr.
          S. Mort Zimmerman; (ii) 82,388 shares of the 823,878 shares owned beneficially and of record by Trans-Exchange Corporation, in which Mr. S. Mort Zimmerman has a 10% beneficial interest; and
          (iii) 31,429 shares owned by Glauber Management Company, a firm 42% owned by Mr. S. Mort Zimmerman and in which he effectively controls the voting of the Company's stock owned by such firm. Mr. S. Mort Zimmerman disclaims any beneficial interest in the shares owned by his wife's estate and their adult children.

          (2)  Includes  31,667  shares subject  to  options  owned by  Mr.
          Zimmerman.

          (3)  Includes  36,666  shares subject  to  options  owned by  Mr.
          Bailey.

          (4)  Includes  31,666  shares subject  to  options  owned by  Mr.
          Updegraff.

          (5) S. Mort Zimmerman and Daniel A. Zimmerman are father and son.

          Item 13.   Certain Relationships and Related Transactions

          THE FOLLOWING IS A SUMMARY OF ADVANCES FROM/TO AFFILIATED COMPANIES AT JULY 31, 1996.

                                                            1996        1995

               Refineries Consolidated Technology, Inc. $  415,000   $    -
               Cooper Manufacturing Corporation          1,191,869        -
               VSTI                                            -      150,000
               Others                                      (58,561)   452,681
                                                        $1,548,308   $602,681

               The Company  for several  years has been  owed approximately
          $530,000 due from Comtec, a dormant affiliate. During 1996, it was determined that $235,000 of this amount was actually paid for the benefit of the Company and was written-off in 1996 in other expenses. It has been determined that Comtec does not have the capability to liquidate the remaining debt and the remaining receivable was offset against accrued salaries of the officer who had guaranteed the receivable. The Company has advanced through the pledging of its certificates of deposit with a bank, corresponding to direct bank loans and direct advances to Refineries Consolidated Technology, Inc. and Cooper Manufacturing Corporation ("Cooper") approximately $706,869. The Company has also acquired a secured note receivable from Cooper in exchange for 90,000 shares of its $10.00 par value Preferred Stock to an unaffiliated company who previously owned Cooper. During 1994 the Company purchased certain equipment with a cost of approximately $47,000 and subsequently sold the equipment to an affiliated company for $200,000. The gain of approximately $153,000 is included in other income.

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

                    (a)  Documents filed as part of this Report

               1.   Financial Statements

                    Consolidated Financial Statements of Electric & Gas
                      Technology, Inc. and Subsidiaries:

                    (i)   Reports of Independent Certified Public
                          Accountants

                    (ii) Consolidated Balance Sheets July 31, 1996 and July 31, 1995.

                    (iii) Consolidated Statements of Operations for the
                          three years ended July 31, 1996.

                    (iv)  Consolidated Statements of Changes in
                          Stockholders' Equity for the three years ended July 31, 1996.

                    (v) Consolidated Statements of Cash Flows for the three years ended July 31, 1996.

                    (vi)  Notes to Consolidated Financial Statements

              2. Financial Statement Schedules Required by Item 8 of Form 10-K and paragraph (d) of Item 14

                     None

               3.    Exhibits

               3.1 Articles of Incorporation of Registration (filed as Exhibit 3.1 and 3.2 to Registration Statement form S-18 - Registrant No. 33-2147FW of Registrant and Incorporation herein by reference.

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
                         and    incorporated    herein    by
                         reference).

               10.34 "Asset Purchase Agreement" dated as of October 31,1995 by and between Test Switch Technology, Inc., Electric & Gas Technology, Inc. and The Durham Co.

               (b)    Reports on form 8-K

                                 None

                                      SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ELECTRIC & GAS TECHNOLOGY, INC.



                                   By:  /s/ Edmund W. Bailey
                                   Edmund W. Bailey, Vice President
                                   and Chief Financial Officer


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacity and on the date set-forth following their name:




           Signature                      Capacity                 Date




           /s/ S. Mort Zimmerman    Chairman and President  November 12, 1996
           S. Mort Zimmerman


           /s/ Daniel A. Zimmerman  Senior Vice President
           Daniel A. Zimmerman      and Director            November 12, 1996


           /s/ Edmund W. Bailey     Vice President, Chief Financial
           Edmund W. Bailey         Officer and Director    November 12, 1996


           /s/ Fred M. Updegraff    Vice President, Treasurer
           Fred M. Updegraff        and Director            November 12, 1996


           /s/ Marie W. Pazol       Secretary               November 12, 1996
           Marie W. Pazol

                           ELECTRIC & GAS TECHNOLOGY, INC.
                                   AND SUBSIDIARIES


                                JULY 31, 1996 AND 1995



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

                  Report of Independent Certified Public Accountants





          Board of Directors and Stockholders
          Electric & Gas Technology, Inc.
            and Subsidiaries


               We have audited the accompanying consolidated balance sheets of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

               In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles.


          Jackson & Rhodes P.C.


          Dallas, Texas
          October 9, 1996 (Except as to Note 7, which is as of November 12, 1996)

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                       July 31,

                                        ASSETS
          CURRENT ASSETS                                                    1996              1995

             Cash and cash equivalents                                 $   879,110      $  1,044,851
             Accounts receivable trade, less allowance for doubtful
               receivables of $39,798 in 1996 and $184,317 in 1995       4,334,153         5,112,853
             Note receivable                                                    -            684,031
             Inventories                                                 6,317,992         8,317,588
             Prepaid expenses                                              165,918           172,310
               Total current assets                                     11,697,173        15,331,633

          PROPERTY, PLANT AND EQUIPMENT, net                             8,720,454         9,944,103

          OTHER ASSETS
             Discontinued operations                                           -             484,842
             Other assets                                                2,671,978         2,473,155
               Total other assets                                        2,671,978         2,957,997
          TOTAL ASSETS                                                 $23,089,605       $28,233,733

                         LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
             Notes payable                                             $ 4,525,668       $ 5,116,457
             Accounts payable                                            3,733,576         3,609,596
             Accrued liabilities                                         1,355,441         1,485,334
             Current maturities of long-term obligations                 1,198,036         1,215,484
               Total current liabilities                                10,812,721        11,426,871

          LONG-TERM OBLIGATIONS
             Long-term obligations, less current maturities              4,850,308         5,944,202
             Other                                                         705,646           434,799
               Total long-term obligations                               5,555,954         6,379,001

          COMMITMENTS AND CONTINGENCIES                                        -                 -

          STOCKHOLDERS' EQUITY
             Preferred stock, $10 par value, 5,000,000 shares
               authorized, 90,000 issued and outstanding                   900,000               -
             Common stock, $.01 par value, 30,000,000 shares authorized, issued 8,250,416 and 7,905,416 in 1996 and 1995,
               respectively                                                 82,504            79,054
             Additional paid-in capital                                 10,201,334         9,823,534
             Retained earnings (Deficit)                                (2,941,282)        2,091,269
             Pension liability adjustment                                 (214,639)         (265,302)
             Cumulative translation adjustment                            (430,870)         (424,577)
                                                                         7,597,047        11,303,978
             Less treasury stock, 274,792 shares in 1996 and 1995,
               at cost                                                    (876,117)         (876,117)
               Total stockholders' equity                                6,720,930        10,427,861
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $23,089,605       $28,233,733

                        See Accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                 Years ended July 31,

                                                                 1996            1995            1994

          Sales                                              $33,967,952     $41,363,628     $46,448,998
          Cost of goods sold                                  26,335,377      30,915,606      36,491,557

             Gross profit                                      7,632,575      10,448,022       9,957,441

          Selling, general and administrative expenses         8,849,955      10,082,034      10,887,521

             Operating profit (loss)                          (1,217,380)        365,988        (930,080)

          Other income and (expenses)
             Interest, net                                    (1,495,590)     (1,090,677)     (1,042,380)
             Other (Note 2):
               Gain on sale of operating divisions               577,336       1,094,743             -
               Default on purchase obligation                 (1,813,838)            -               -
               Investment losses                              (1,130,590)            -          (700,000)
               Commission adjustment                                 -           286,106             -
               Other                                              47,511         139,521         224,358

                                                              (3,815,171)        429,693      (1,518,022)

          Earning (loss) from continuing operations
             before income tax                                (5,032,551)        795,681      (2,448,102)

          Provision  (credit) for income taxes                       -           (54,896)       (341,725)

          Earnings (loss) from continuing operations          (5,032,551)        850,577      (2,106,377)

          Discontinued operations (Note 2):

             Loss on disposal of metal extraction segment            -               -        (4,000,000)

          NET EARNINGS (LOSS)                                 (5,032,551)        850,577      (6,106,377)

             Dividends on Preferred Stock                        (39,353)            -               -

          Net earnings or loss applicable to Common Stock    $(5,071,904)    $   850,577     $(6,106,377)

          Earnings (loss) per common share:
             Primary:
               Continuing operations                              $(0.66)         $ 0.11          $(0.28)
               Discontinued operations                               -               -             (0.52)
               Net earnings                                       $(0.66)         $ 0.11          $(0.80)
             Fully diluted (1)
          (1) Conversion of Preferred Stock is antidulitive.

          Weighted average number of common
             shares outstanding                                7,635,624       7,615,474       7,634,432

                            See accompanying notes.

                               ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   Years ended July 31, 1996, 1995 and 1994

                                                                   Retained    Pension
                               Preferred   Common     Paid-in     (Deficit)   liability   Translation     Treasury
                                  Stock      Stock     Capital     Earnings   adjustment   adjustments     Stock          Total

Balance at July 31, 1993        $   -     $77,864  $10,003,000  $ 7,347,069  $(424,965)   $(305,955)   $(1,395,633)   $15,301,380
   Net loss for the year            -         -            -     (6,106,377)       -            -              -       (6,106,377)
   Pension liability adjustment     -         -            -            -      (48,858)         -              -          (48,858)
   Cumulative translation
     adjustments                    -         -            -            -          -       (154,892)           -         (154,892)
   Treasury stock cancelled         -      (1,560)    (472,156)         -          -            -          473,716            -
   Purchase of treasury stock       -         -            -            -          -            -          (17,500)       (17,500)
   Exercise of options              -         800      112,040          -          -            -              -          112,840
   Investment in Techstar
     Industries, Inc.               -       1,950      200,850          -          -            -              -          202,800

Balance at July 31, 1994            -      79,054    9,843,734    1,240,692   (473,823)    (460,847)      (939,417)     9,289,393
   Net earnings for the year        -         -            -        850,577        -            -              -          850,577
   Pension liability adjustmen      -         -            -            -      208,521          -              -          208,521
   Cumulative translation
     adjustments                    -         -            -            -          -         36,270            -           36,270
   Treasury stock transferred       -         -        (20,200)         -          -            -           80,800         60,600
   Purchase of treasury stock       -         -            -            -          -            -          (17,500)       (17,500)

Balance at July 31, 1995            -      79,054    9,823,534    2,091,269   (265,302)    (424,577)      (876,117)    10,427,861
   Net earnings for the year        -         -            -     (5,032,551)       -            -              -       (5,032,551)
   Pension liability adjustment     -         -            -            -       50,663          -              -           50,663
   Cumulative translation
     adjustments                    -         -            -            -          -         (6,293)           -           (6,293)
   Preferred Stock issued       900,000       -            -            -          -            -              -          900,000
   Bonus stock issued               -       1,450      179,800          -          -            -              -          181,250
   Stock issued for cash            -       2,000      198,000          -          -            -              -          200,000

Balance at July 31, 1996       $900,000   $82,504  $10,201,334  $(2,941,282) $(214,639)   $(430,870)   $  (876,117)    $6,720,930

                                                   See accompanying notes.

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Years ended July 31,

                                                                       1996             1995            1994
          Increase (decrease) in cash:
          Cash flows from operating activities:
             Net earnings (loss)                                   $(5,032,551)     $   850,577     $(6,106,377)
             Adjustments to reconcile net earnings ( loss)
                to net cash provided by operating activities:
               Discontinued operations                                     -                -         4,000,000
               Depreciation of property, plant
                  and equipment                                      1,102,068        1,138,406       1,145,626
               Issuance of stock for services                          181,250              -               -
               Deferred income tax                                         -            (75,345)       (206,463)
               Amortization of goodwill and patents                      6,684            6,892          26,850
               Treasury stock transferred for expenses                     -             60,600             -

               Gain on sale of operating divisions                    (577,336)      (1,094,743)       (156,749)
               Deferred income                                          61,066              -           (20,470)
               Losses on investments                                 2,797,948              -               -
               Changes in assets and liabilities:
                  Accounts receivable                                  310,584        1,428,979      (1,842,751)
                  Inventories                                          655,082         (454,767)      2,604,561
                  Prepaid expenses                                       6,392           50,505         (50,041)
                  Other assets                                         510,975         (749,107)        884,533
                  Accounts payable                                     143,980       (1,130,536)         86,433
                  Accrued liabilities                                 (129,893)        (741,233)        137,633

          Net cash provided by (used in) operating activities           36,249         (709,772)        502,785

          Cash flows from investing activities:
             Proceeds from sale of property, plant and equipment     2,068,583        3,494,593         209,010
             Purchase of property, plant and equipment                (344,447)        (622,122)     (1,009,577)
             Proceeds on note receivable                               264,167              -               -
             Investments in affiliates                                (681,869)             -               -
             Acquisition of paint facility                                 -           (400,000)            -

          Net cash provided by (used in) investing activities        1,306,434        2,472,471        (800,567)

          Cash flows from financing activities:
             Proceeds from issuance of long-term obligations            38,976        3,763,021         921,125
             Issuance of common stock                                  200,000              -           112,840
             Payments on long-term obligations                      (1,150,318)      (3,640,352)     (2,662,578)
             Purchase of treasury stock                                    -            (17,500)        (17,500)
             Increase (decrease) in notes payable                     (590,789)      (1,488,985)        610,265

          Net cash provided by (used in) financing activities       (1,502,131)      (1,383,816)     (1,035,848)

          Effect of exchange rate changes on cash                       (6,293)          27,723        (268,200)

          NET INCREASE (DECREASE) IN CASH                             (165,741)         406,606      (1,601,830)

          Cash - beginning of year                                   1,044,851          638,245       2,240,075

          Cash - end of year                                      $    879,110       $1,044,851     $   638,245

                                          See accompanying notes.

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   Years ended July 31,

          Supplemental disclosures of cash flow information:
                                                                       1996              1995          1994
          Cash paid during the year for:
             Interest                                               $1,520,776       $ 1,268,542    $1,139,243
             Income tax                                                 $5,771           $24,969       $42,000

          Supplemental schedule of noncash investing and financing activities:

             During the year ended July 31, 1996, the following noncash transactions occurred:

               The Company issued 90,000 shares of Series A, $10.00 par value, 7% Convertible Preferred Stock ($900,000) in partial exchange for a $1,000,000 Note Receivable from Cooper Manufacturing Corporation.

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

          Organization:

               Electric  & Gas  Technology, Inc.("the  Company"or "ELGT")  was
          organized under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. In April, 1985, the Company (i) acquired from Commercial Technology, Inc. ("COMTEC"), an affiliated company, all of the stock of Reynolds Equipment Company ("Reynolds") for stock of the Company and (ii) acquired from a subsidiary of COMTEC all of the stock of Retech, Inc. ("Retech") [formerly Test Switch Technology, Inc.("Test Switch"), formerly Superior Technology, Inc. ("Superior")] for stock of the Company. In 1988, the Company acquired 85% (and subsequently 100%) of the stock of Data Automation Company, Inc. ("DAC") from Video Science Technology, Inc., formerly an affiliate of COMTEC and of the Company; DAC owned 100% of Domac Plastics, Inc. ("Domac") and Logic Design Metals,
          Inc. ("Logic"). Domac was subsequently sold. During 1992 Logic merged into DAC, its parent, and DAC changed its name to Logic Design Metals, Inc. and is referred to herein as "Logic". In June 1986 Superior acquired from Petro Imperial Corp. (A subsidiary of COMTEC) its ownership in American Brass, Inc. ("ABI"). Fridcorp Plastics, Inc. ("Fridcorp") was acquired by the Company in January, 1992, in exchange for 162,000 shares of Company Common Stock. Hydel Enterprises, Inc. ("Hydel") [formerly Stelpro Limited ("Stelpro")] was acquired by the Company in April, 1992, in exchange for 166,474 shares of Company Common Stock and $1,100,000 (Cdn. funds)(April 30, 1992, exchange rate: .8370). On August 1, 1992, Hydel acquired all of the outstanding capital stock of Hydel Engineering Limited ("Hydel Engineering") for cash and notes payable of approximately $719,000 ($850,000 Cdn.). Hydel Engineering was merged into Hydel effective August 1, 1995. The number of shares of Company Common Stock issued in the acquisitions of Fridcorp and Hydel was, in each case, determined through arms-length negotiations. Superior Magnetics, Inc. ("SMI") was formed by the Company to acquire the operating assets of the business operations of Denison Magnetics of Texas Instruments Incorporated
          on November 30, 1992 for cash and deferred payments of approximately $2,900,000.

             The Company presently is the owner of 100% of Retech, which currently owns 80% of ABI and the Company owns 100% of Logic, Reynolds, Fridcorp, Hydel and SMI, and, through such subsidiaries, operates in five distinct business segments: (1) the manufacture and sale of electric meter enclosures and pole-line hardware for the electric utility industry and the general public (Hydel and Retech); (2) the design and manufacture of defense electronic components (SMI); (3) the manufacture and sale of natural gas measurement, metering and odorization equipment (Reynolds); (4) the manufacture and sale of precision metal enclosures for telecommunication and computer equipment (Logic); and (5) the manufacture of vacuum-form and injection-mold products (Fridcorp). Effective January 31, 1993, the Company discontinued the operations of its 80% owned ABI which previously was engaged in the manufacture and sale of brass and bronze ingots. The Company sold its Canadian heating division and its U.S. meter socket and Test Switch divisions during fiscal 1996 and 1995. These operations were part of the electric segment.

             The Company has incurred net losses of approximately $10.3 million during the last three years and has used $3.9 million in financing activities during that period, offset by approximately $5.7 million in proceeds from the sale of property, plant and equipment. As a result, the Company has experienced difficulty in meeting certain of its debt obligations. In order to alleviate this situation, management has plans for optional debt sources, plans to consider the disposition of certain assets and has reduced expenditures and increased sales in portions of its operations during the first quarter of fiscal 1997. Management believes it will be successful in these plans.

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

          Reclassification:

             Certain  reclassification  have been  made to  the 1995  and 1994
          consolidated  financial   statements   to   conform  to   the   1996
          presentation.

          Use of Estimates:

             The  Company  uses   estimates  and   assumptions  in   preparing
          financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results may well vary from the estimates that are used.

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           2
                             DISPOSITIONS AND ACQUISITIONS

             The Company sold the Test Switch division on October 31, 1995 for cash of approximately $2,100,000. The gain on the sale was approximately $580,000 and is included in other income. Effective April 30, 1995, the Company sold inventory, machinery and equipment and the business operations of the meter socket division of Superior. Proceeds amounted to approximately $3,064,000 of which approximately $1,750,000 was for cash and the balance in a note and receivable of approximately $1,315,000. The note was due in equal monthly installments over a twenty-four month period commencing September 1995. Such transaction resulted in a gain of approximately $463,000 and was included in other income for fiscal 1995. The purchaser has defaulted on the note, as well as other obligations to buy certain remaining inventories; accordingly, the entire amount as been fully reserved (see Note 15). On December 30, 1994, the Company sold inventory, machinery and equipment and the business operations of the heating division of its Canadian subsidiary, Hydel for cash. Proceeds from the sale amounted to $1,688,963 which resulted in a gain of approximately $623,000 and is included in other income.

            The following are the sales, cost of goods sold and selling, general and administrative expenses included in the years ended July 31,:

                                                1996       1995        1994
             Sales:
               Test Switch                  $573,000 $1,906,000  $1,700,000
               U.S. Meter Socket            $    -   $5,179,000  $6,378,000
               Heating                      $    -   $2,262,000  $4,492,000
             Cost of goods sold:
               Test Switch                  $487,000   $942,000  $1,013,000
               U.S. Meter Socket            $    -   $4,241,000  $5,562,000
               Heating                      $    -   $1,543,000  $3,138,000
             Selling, general and administrative:
               Test Switch                  $229,000   $296,000    $381,000
               U.S. Meter Socket            $    -     $589,000    $642,000
               Heating                      $    -      $82,000    $208,000

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

             Effective January 31, 1993, the Company discontinued the operations of its 80% owned subsidiary, American Brass, Inc. (ABI). Prior periods were reclassified to exclude the Company's former metal extraction business as a discontinued operation as of July 31, 1993. The Company sold the leasehold interests of ABI, subject to related debt and 150,000 shares of the Company's treasury stock to Trans Metals, Inc. (TMI) for 850,000 shares of $5.00 preferred stock and a $950,000 4% note of TMI. The Company originally valued the stock and note at $3,923,077 and $842,826, respectively, resulting in a gain on the sale of the discontinued operation of $4,265,903. Subsequently in 1993, the Company determined that the carrying value of its investment in TMI was less than the value originally recorded and recorded a valuation reserve of $1,000,000. During fiscal 1994, TMI with the assistance of the Company made every effort to re-start and/or sell the Alabama operation. TMI continued to sell the ball mill residue (Slag) as fertilizer. However, it has become probable that little can be salvaged from this operation. Accordingly, the Company provided in fiscal 1994 an additional reserve against its investment in TMI of $4,000,000. The Company was unsuccessful in any further sales of any remaining ABI assets and, accordingly, wrote-off the remaining balance of its investment in Trans Metals, Inc. of approximately, $391,000 in fiscal 1996.

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           3
                                      INVENTORIES

             Inventories  consisted  of  the  following  at  July  31,:
                                                    1996          1995

               Raw materials                     $2,781,867    $4,015,142
               Work-in-process                    1,274,832     1,906,392
               Finished goods                     2,261,293     2,396,054
                                                 $6,317,992    $8,317,588

                                           4
                            PROPERTY,  PLANT  AND  EQUIPMENT

               Property, plant and equipment consisted of the following at July 31,:
                                                    1996          1995

               Land                             $   633,096   $   633,406
               Buildings and improvements         5,771,193     5,649,578
               Machinery and equipment            9,672,035    10,301,141
               Furniture, fixtures & equipment      489,437       649,240
                                                 16,565,761    17,233,365
               Less accumulated depreciation     (7,845,307)   (7,289,262)

                                                 $8,720,454    $9,944,103

                                           5
                                     OTHER  ASSETS

               Other  assets  consisted  of  the  following  at  July  31,:
                                                    1996          1995

               Investments and advances
                 (Notes 10 and 13)               $1,606,869   $       -
               Note receivable                      285,000       660,761
               Investment in equity securities      216,026       391,857
               Intangible pension asset             170,723       197,243
               Deferred debt issue costs            260,816       283,653
               Goodwill, net                        127,633       134,317
               Other receivables                        -         150,000
               Due from (to) affiliates (Note 13)   (58,561)      602,681
               Deposits and other assets             38,254        27,425
               Land held for resale                  19,674        19,674
               Research and development equipment     5,544         5,544

                                                 $2,671,978    $2,473,155

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           6
                                     NOTES  PAYABLE

               Notes  payable  consisted  of  the  following  at  July  31,:
                                                    1996          1995

               Note payable, CIT (a)             $2,299,357    $2,339,580
               Note payable, bank (b)               450,000       650,000
               Note payable, bank (c)             1,776,311     1,922,975
               Note payable, bank (d)                   -         203,902

                                                 $4,525,668    $5,116,457

               (a) Part of a $7,000,000 Revolving credit and term facility with The CIT Group Credit/Finance, Inc. (CIT) due November 1998. Interest due monthly at 2.75% above prime (11.5% and 11.5% at July 31, 1996 and 1995, respectively). The revolving credit borrowing base is based on eligible accounts receivable and inventory, as defined (See note 7).

               (b) Note payable, bank, consists of a $450,000 and $650,000 promissory note as of July 31, 1996 and 1994, respectively, due November 30, 1996. Interest due monthly at 1.73% above Bank One certificate of deposit rate (7.5% at July 31, 1996). The note is secured by a $200,000 and $250,000 certificate of deposit of the Company and an affiliate of the Company, respectively.

               (c) Note payable, bank, consists of a line of credit with a maximum loan amount of $2,036,720, payable on demand; bearing interest at the bank's prime rate plus 1.25%; secured by trade receivables and inventories of Hydel.

               (d)  Various notes payable due on demand.

               Information  relating  to  short-term  borrowing  is  as
          follows:                                   1996         1995

               Balance at end of year             $4,525,668   $5,116,457
               Maximum borrowing                  $5,691,826   $6,225,406
               Average balance                    $4,963,633   $5,730,108
               Average effective interest rate         11.4%        10.9%

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

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           7
                                 LONG-TERM  OBLIGATIONS

               Long-term obligations consist of the following at July 31,:

                                                                               1996           1995
               Term loan payable to The CIT Group Credit/Finance, Inc.
               (CIT) under a $7,000,000 credit facility (See note  7),
               due in monthly installments of $14,448, plus interest
               at prime plus 2.75% (11.5% and 11.5% at July 31, 1996
               and 1995).  The term portion is secured by machinery
               and  equipment of U.S. subsidiaries, however, substantially all assets of U.S. subsidiaries are pledged under
               the total facility as collateral.                            $  412,275     $  583,683

               Notes payable to financing corporations, due in monthly
               installments of approximately $57,000 in 1996 and $57,000
               in 1995 including interest at rates from 7.5% to 11.5%,
               through  2000, collateralized by equipment.                   1,826,850      2,253,726

               Mortgage note payable due in monthly payments of principal and interest at 2.75% above prime from October 10, 1994
               over twenty years.  Guaranteed by the Small Business
               Administration.                                                 976,676        988,703

               Note payable to a bank, interest at the effective base
               lending rate of the bank plus 1 1/2% (11.75% at July 31,
               1996); due in monthly installments of $3,053 plus interest through June 2000, collateralized by land and building of
               the Company.                                                    256,941        290,523

               Present value of future performance payments due quarterly through December, 1995 discounted at 10% interest.
               Payments based on a percentage of sales of SMI ranging
               from 3% to 5% quarterly.                                            -          105,502

               Mortgage note payable at 9.625% interest, due in equal monthly installments of $18,806, principal and interest, through
               January 1, 2005 with a final payment of $1,445,706.           1,946,697      1,983,077

               Note payable to a bank, bearing interest at 1 1/4% over the
               Canadian prime rate, due in monthly installments of $6,111 principal  and interest  with  final balance  due  October 31,
               1997.                                                            90,936        165,023

               Note payable bearing interest at 8% due $73,340 on August 1,
               1993, 1994 and 1995 and final installment of $36,670 due
               August 1, 1996 plus interest.                                    48,423         88,008

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           7
                           LONG-TERM  OBLIGATIONS (Continued)
                                                                                1996           1995

               Various other installment notes and capitalized lease
               obligations.                                                  $  489,546     $  701,441

                                                                              6,048,344      7,159,686

               Less current maturities                                       (1,198,036)    (1,215,484)

                                                                             $4,850,308     $5,944,202

               The prime rate was 8.75% and 8.75% at July 31, 1996 and 1995, respectively.

               As of July 31, 1996, the Company was not in compliance with the payment terms of its notes payable to financing corporations and the mortgage note payable (SBA loan). However, these loans were brought current as of November 11, 1996 and accordingly, the loans continue to be classified in accordance with their original terms.

               The aggregate annual principal payments are  as  follows:

               Year Ending
               July 31,
               1997                                    $1,198,036
               1998                                       904,246
               1999                                       707,904
               2000                                       444,123
               2001                                       137,852
               Thereafter                               2,656,183

                                           8
                                  ACCRUED  LIABILITIES

               Accrued liabilities consisted of the following at July 31:

                                                           1996      1995

               Payroll                                 $ 436,996  $ 619,512
               Commissions                               486,619    335,574
               Pension plan                              (81,590)     2,584
               Vacation pay                              154,469    164,468
               Taxes                                     191,197    191,674
               Interest                                    2,910      4,144
               Miscellaneous                             164,840    167,378
                                                      $1,355,441 $1,485,334

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           9
                            COMMITMENTS  AND  CONTINGENCIES

               Total rent expense for the years ended July 31, 1996, 1995 and 1994, was $463,902, $675,104 and $756,882, respectively, consisting primarily of minimum rentals.

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

          Other:
               Reynolds has no insurance against risk of loss that may result from product liability. Management considers such potential losses as remote; accordingly, no provision has been made in the consolidated financial statements for any claims or possible claims that may arise.

               See Note 10 regarding the Company's guarantee of the value of its Preferred Stock to Allied Products Corporation.

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

          Fair value of Financial Instruments:

               The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, receivables and accounts payable approximate carrying value due to the short maturity of the instruments. The fair value of short-term and long-term debt approximate carrying value based on their effective interest rates compared to current market rates.

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           10
                                  STOCKHOLDERS' EQUITY

               On  December 15, 1995,  the Company closed on  a Note Purchase
          Agreement  with  Allied  Products  Corporation  ("Allied"),  thereby obtaining Allied's right, title and interest in and to a certain Promissory Note and all security existing thereunder and obligations of Cooper Manufacturing Corporation ("Cooper") under this Note and the Facility Agreement formerly executed by Cooper and its shareholders in exchange for $100,000 in cash and newly issued 90,000 shares of Series A, $10.00 par value, 7% Convertible Preferred stock of the Company. The promissory note was due on December 31, 1995 and demand for payment was made on Cooper and its guarantors. The preferred stock is convertible into common stock of the Company at the ratio of two shares of common stock for each share of preferred stock. Each holder of record of the shares of preferred stock is entitled to one vote per share equal to the voting rights of the common shareholders. The Company has agreed to make whole any deficiency upon conversion and subsequent sale after December 31, 1997 of the Company's common stock for less than $900,000. The Company's common stock is trading at less than $1.00 per share which if sold at that price would require 900,000 shares to be sold to retire the obligation to Allied. The Preferred shares are redeemable in cash plus accrued dividends at any time as the result of an underwriting as defined therein. Cumulative dividends as of July 31, 1996 amounted to $35,003 with additional dividends accruing of $15,879 on September 30, 1996.

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

               The Company issued on August 3, 1995, 45,000 shares of its $.01 par value common stock (restricted) valued at $1.25 per share to certain of its key management personnel and 100,000 shares valued at $1.25 per share plus $1,500 in cash to an affiliate of the Chairman of the Board and President as a fee for providing continuing collateral securing the Company's $450,000 note payable to a bank. On October 26, 1995, the Company issued 200,000 shares of its $.01 par value common stock (restricted) valued at $1.00 per share for cash to the same affiliate. Proceeds were used to repay a portion of the Bank One Texas note payable.

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

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           11
                                     BENEFIT PLANS

             Retech sponsors defined benefit pension plans that cover all of its hourly employees. The plans call for benefits to be paid to eligible employees at retirement based upon years of service and compensation rates near retirement. Retech's policy is to fund pension expenses accrued.

          Pension expense for the years ended July 31,:

                                                               1996         1995         1994

               Service cost                                $     -      $     -      $     -
               Interest cost                                 130,347      127,781      129,662
               Actual return on assets held for the plan    (107,462)     (83,194)      11,800
               Net amortization of prior service cost,
                 transition liability and net gain            43,540       53,872      (45,840)

               Pension expense                              $ 66,425    $  98,459    $  95,622

               The following sets forth the funded status of the plans and the amounts shown in the accompanying consolidated balance sheets at July 31,:

                                                         1996        1995
               Pension benefit obligations
                  Vested                              $1,684,683  $1,653,170
                  Non-vested                              16,995      28,842
               Projected benefit obligation            1,701,678   1,682,012
               Fair value of assets held in plan       1,410,122   1,234,131
               Unfunded excess of projected benefit
               obligation over plan assets            $  291,556  $  447,881

               Unrecognized net transition obligation $   60,592  $   72,711
               Unrecognized prior service costs          110,131     124,532
               Unrecognized net loss                     214,639     265,302
               Pension (asset) liability recognized      (93,806)    (14,664)

               Accrued pension liability              $  291,556  $  447,881


               The Company has recognized a minimum pension liability for the under-funded plans. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or reduction of stockholders' equity. The Company recorded additional liabilities of $385,362 and $462,545, intangible assets of $170,723 and $197,243 and a stockholders' equity reduction of $214,639 and $265,302 as of July 31, 1996 and 1995, respectively.

               Retech  will terminate  these plans  upon funding  its pension
          liability.    The  plan  assets  consist  of  common  equities   and
          government securities administered by the trust department of United Bank, Canton, Ohio.

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           11
                               BENEFIT PLANS (Continued)

               The assumed long-term rate of investment return and the interest rate for obligations used in determining the actuarial present value of accumulated plan benefits was 8.5% and 8.5% at July 31, 1996 and 1995, respectively.

               The  Company has  established  a defined  contribution (401-K)
          plan  covering  substantially  all  U.  S.  employees.   Charges  to
          operations for this plan for the years ended July 31, 1996, 1995 and 1994 were $56,472, $80,845 and $84,001, respectively.

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

          Following is a summary of options under the plan as of and for the years ended July 31,:

                                                   1996       1995      1994

               Options outstanding at
                 beginning of year                394,999    394,999   465,000
               Granted                                -          -       9,999
               Exercised                              -          -     (80,000)
               Options outstanding at end of year 394,999    394,999   394,999

               Options exercisable at end of year 333,000    333,000       -

               Exercise price per share          $2.50 to   $2.50 to  $2.50 to
                                                    $4.68      $4.68     $4.68

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           12
                                     INCOME  TAXES

               Following   is  a   reconciliation  between   reported  income
          taxes and  the   amount   computed   by   applying   the   statutory
          federal    income tax   rates   to  earnings (loss)  from continuing
          operations before income taxes for  the  periods  ended  July  31:

                                                         1996        1995         1994

               Expected provision (benefit)
                 for federal income taxes            $(1,711,000)   $270,532   $(832,300)
               Canadian income tax (benefit)                 -       (54,896)        -
               Utilization of tax loss carryforward      (61,000)   (270,532)        -
               Difference in Canadian rates                  -           -       (54,400)
               Unavailable loss carrybacks             1,772,000         -       544,975

               Income taxes (benefit)                $       -      $(54,896)  $(341,725)

               The Company files a consolidated tax return with its U.S. subsidiaries.

               As of July 31, 1996, the Company has available approximately $5,400,000 in net operating loss carryforwards for tax purposes which expire, if not utilized, in 2008 to 2010. The Company also has available approximately $850,000 in capital loss carryforwards.

               Income tax expense (benefit) (all attributable to income from continuing operations) consisted of the following:

                                                          1996        1995        1994

               Current                               $      -      $ 20,449    $(135,262)
               Deferred                                     -       (75,345)    (206,463)
                                                     $      -      $(54,896)   $(341,725)

               Deferred tax expense (credit) and deferred tax liabilities in all years (all Canadian) result principally from differences in depreciation for tax and financial statement purposes.

               The components of the net deferred tax liability included in other long-term obligations are as follows at July 31,:

                                                                    1996          1995

               Depreciation - U. S.                            $   283,000     $  86,020
               Accrued liabilities and deferred income            (110,200)     (109,378)
               Provision for loss on discontinued operations      (886,052)     (886,052)
               Operating and capital loss carryforwards         (2,035,900)      (57,929)
               Deferred tax asset valuation allowance            2,749,152       967,339
                                                               $       -       $     -

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           13
                               RELATED PARTY TRANSACTIONS

               The following is a summary of advances from/to
          affiliated companies at July  31,:
                                                            1996          1995

               Refineries Consolidated Technology, Inc. $  415,000     $    -
               Cooper Manufacturing Corporation          1,191,869          -
               VSTI                                            -        150,000
               Others                                      (58,561)     452,681
                                                        $1,548,308     $602,681

               The  Company for  several  years has  been  owed approximately
          $530,000 due from Comtec, a dormant affiliate. During 1996, it was determined that $235,000 of this amount was actually paid for the benefit of the Company and was written-off in 1996 in other expenses. It has been determined that Comtec does not have the capability to liquidate the remaining debt and the remaining receivable was offset against accrued salaries of the officer who had guaranteed the receivable. The Company has advanced through the pledging of its certificates of deposit with a bank, corresponding to direct bank loans and direct advances to Refineries Consolidated Technology, Inc. and Cooper Manufacturing Corporation ("Cooper") approximately $706,869. The Company has also acquired a secured note receivable from Cooper in exchange for 90,000 shares of its $10.00 par value Preferred Stock to an unaffiliated company who previously owned Cooper. During 1994 the Company purchased certain equipment with a cost of approximately $47,000 and subsequently sold the equipment to an affiliated company for $200,000. The gain of approximately $153,000 is included in other income.

                                           14
                                  SEGMENT INFORMATION

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

               Following is a summary of segment information for the years ended July 31,:

                                                          1996            1995            1994

               Sales to unaffiliated customers:
               Electric                               $ 7,575,126     $16,167,174     $19,438,285
               Defense electronics                      7,013,706       6,577,333       7,374,479
               Gas                                      2,935,326       3,143,711       3,420,071
               Metal fabrication                       15,168,121      14,105,717      14,955,581
               Plastics                                 1,275,673       1,369,693       1,260,582
                                                      $33,967,952     $41,363,628     $46,448,998

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           14
                            SEGMENT INFORMATION (Continued)
                                                          1996              1995           1994
               Operating income (loss):
               Electric                               $   324,602     $   659,788     $  (762,785)
               Defense electronics                       (279,348)        (95,196)        (71,322)
               Gas                                       (646,568)         75,643         208,493
               Metal fabrication                          234,116         818,645         400,288
               Plastics                                    48,451         (25,483)         66,544
                                                         (318,747)      1,433,397        (158,782)

               General corporate expenses                (898,633)     (1,067,409)       (771,298)
               Other income (expense), net             (3,815,171)        429,693      (1,518,022)

               Earnings (loss) from continuing
                 operations before income taxes       $(5,032,551)    $   795,681     $(2,448,102)

               Identifiable assets:
                 Electric                             $ 4,648,198     $ 8,596,181     $12,857,150
                 Defense electronics                    3,581,838       3,974,844       3,523,317
                 Gas                                    2,198,034       2,493,657       2,275,869
                 Metal fabrication                      9,301,349       9,877,149       9,299,649
                 Plastics                                 665,493         788,769         805,919
                                                       20,394,912      25,730,600      28,761,904

               General corporate assets                 2,694,693       2,503,133       1,597,414

                   Total assets                       $23,089,605     $28,233,733     $30,359,318

               Capital expenditures:
                 Electric                             $    30,432     $   54,594      $   157,458
                 Defense electronics                       63,243        250,672          170,150
                 Gas                                       63,900        176,724          161,224
                 Metal fabrication                        164,303        344,274        1,988,215
                 Plastics                                  19,614         53,756           12,041
                 General corporate                          2,955            -              2,122
                                                      $   344,447     $  880,020      $ 2,491,210


               Depreciation and amortization:
                 Electric                             $   150,007     $  200,693      $   305,641
                 Defense electronics                      296,767        294,239          280,281
                 Gas                                      188,745        162,622          132,346
                 Metal fabrication                        435,914        409,478          371,885
                 Plastics                                  21,621         62,568           67,373
                 General corporate                         15,698         15,698           14,950
                                                       $1,108,752     $1,145,298      $ 1,172,476

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           14
                            SEGMENT INFORMATION (Continued)

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

               Individual customers who exceeded 10% of consolidated revenues accounted for $7,975,000, $5,490,000 and $6,950,000 in sales for the year ended July 31, 1996, 1995 and 1994, respectively.


          Geographic information

               Financial data  by geographic area  for the  years ended  July
          31,:
                                                      1996
                                                    Operating
                                                     (loss)      Identifiable
                                        Sales        Profit         Assets

          United States             $26,965,367   $ (684,510)     $16,442,747
          Canada                      7,002,585      365,763        3,952,165
          Total                     $33,967,952   $ (318,747)     $20,394,912


                                                     1995
          United States             $32,281,705   $2,032,649      $20,449,381
          Canada                      9,081,923     (599,252)       5,281,219
          Total                     $41,363,628   $1,433,397      $25,730,600

                                           15
                                 FOURTH QUARTER RESULTS

               During the fourth quarter of fiscal 1996 and 1994, the Company recorded the following adjustments which are unusual and non-recurring in nature. For fiscal 1996; (i) As result of a default by the purchaser of the Retech meter socket operation, the Company fully reserved all amounts owed from the purchaser of approximately $1,800,000; (ii) obsolete and slow moving inventory write-offs in the Gas and Defense segments amounted to approximately $600,000;
          (iii) the remaining assets of Trans Metals investment were written-off totaling approximately $391,000; (iv) and investment losses of approximately $1,000,000. A book to physical inventory adjustment at Hydel for fiscal 1994 amounted to a decrease of approximately $1,100,000. The Company provided an additional $4,000,000 reserve against its investment in Trans Metals, Inc. bringing such reserve to $5,000,000 after the $1,000,000 reserve provided in fiscal 1993. Further, the Company wrote-off or wrote-down to their estimated realizable value certain investments and receivables included in other assets of approximately, $400,000.