Form 10-Q
period 1996-10-31
ELECTRIC & GAS TECHNOLOGY INC
filed 1996-11-22
CIK 785819

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)
          [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter period ended:  October 31, 1996

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

                                    (972) 934-8797
                 (Registrant's telephone number, including area code)
                     ____________________________________________

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

          Common - $0.01 Par Value - 8,250,416 shares at November 19, 1996.

                  ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                  Index to Form 10-Q
                        For the Quarter Ended October 31, 1996

                                                                        Page

          Part I - Financial Information

               1.  Condensed Consolidated Financial Statements:

                    (a)  Condensed Consolidated Balance Sheets as
                         of October 31, 1996 and July 31, 1996            3

                    (b)  Condensed Consolidated Statements of
                         Operations for the three months
                         ended October 31, 1996 and 1995                  4

                    (c)  Condensed Consolidated Statements of
                         Cash Flows for the three months ended
                         October 31, 1996 and 1995                        5

                    (d)  Notes to Condensed Consolidated
                         Financial Statements                           6-9

               2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                10-14

          Part II - Other Information

               Item 1 - Legal Proceedings                                15

               Item 6 - Exhibits and Reports on Form 8-K                 16

               Signature (pursuant to General Instruction E)             17

               All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed
               Financial Statements or Notes thereto.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          October 31, 1996 and July 31, 1996
                                        ASSETS

                                                               October 31,    July 31,
                                                                   1996         1996
          CURRENT ASSETS                                       (Unaudited)
             Cash and cash equivalents                         $   333,302  $   879,110
             Accounts receivable, net                            5,021,207    4,334,153
             Inventories                                         6,658,285    6,317,992
             Prepaid expenses                                      167,666      165,918
               Total current assets                             12,180,460   11,697,173
          PROPERTY, PLANT AND EQUIPMENT, net                     8,580,750    8,720,454
          OTHER ASSETS
             Other assets                                        2,861,314    2,671,978

          TOTAL ASSETS                                         $23,622,524  $23,089,605

                         LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
             Notes payable                                     $ 4,950,193  $ 4,525,668
             Accounts payable                                    3,394,818    3,733,576
             Accrued liabilities                                 1,611,664    1,355,441
             Current maturities of long-term obligations         1,113,603    1,198,036
               Total current liabilities                        11,070,278   10,812,721
          LONG-TERM OBLIGATIONS
             Long-term obligations, less current maturities      5,274,838    5,555,954
          STOCKHOLDERS' EQUITY
             Preferred stock, $10 par value, 5,000,000 shares
               authorized, 90,000 issued and outstanding           900,000      900,000
             Common stock, $.01 par value, 30,000,000 shares
               authorized and issued 8,250,416                      82,504       82,504
             Additional paid-in capital                         10,201,334   10,201,334
             Retained earnings (Deficit)                        (2,407,746)  (2,941,282)
             Pension liability adjustment                         (214,639)    (214,639)
             Cumulative translation adjustment                    (407,928)    (430,870)
                                                                 8,153,525    7,597,047
             Less treasury stock, 274,792 shares, at cost         (876,117)    (876,117)
               Total stockholders' equity                        7,277,408    6,720,930

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $23,622,524  $23,089,605

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     Three Months Ended October 31, 1996 and 1995
                                     (Unaudited)

                                                    Three months ended
                                                        October 31,
                                                     1996         1995

          Sales                                   $9,146,713   $9,614,509
          Cost of goods sold                       6,311,797    7,344,606

             Gross profit                          2,834,916    2,269,903

          Selling, general and
             administrative expenses               1,990,297    2,240,083

          Operating profit (loss)                    844,619       29,820

          Other income and (expenses)
             Interest, net                          (325,882)    (273,321)
             Other, net                               14,796      566,320

                                                    (311,086)     292,999

          Earning before income taxes                533,533      322,819

          Provision  (credit) for
             income taxes                                -            -

          NET EARNINGS                               533,533      322,819

          Accrued dividend on preferred stock         15,879          -

          Net earnings applicable to common stock $  517,654   $  322,819

          Earnings per share:
             Primary                                  $ 0.07       $ 0.04
             Fully diluted                            $ 0.06       $ 0.04

          Weighted average number of
             common shares outstanding             7,795,624    7,795,624
             Fully diluted                         8,995,624    7,795,624

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Three months ended October 31, 1996 and 1995
                                     (Unaudited)

                                                                     Three months ended
                                                                         October 31,
                                                                    1996           1995
          Increase (decrease) in cash:
          Cash flows from operating activities:
             Net earnings                                      $   533,533    $   322,819
             Adjustments to reconcile net earnings ( loss)
                to net cash provided by operating activities:
               Depreciation and amortization                       255,869        292,503
                 Gain on sale of assets                                -         (580,576)
                 Issuance of common stock                              -          206,250
               Changes in assets and liabilities:
                  Accounts receivable                             (687,054)      (449,072)
                  Inventories                                     (340,293)      (465,402)
                  Prepaid expenses                                  (1,748)         3,830
                  Other assets                                      13,171       (340,825)
                  Accounts payable                                (355,282)       580,431
                  Accrued liabilities                              256,223       (213,886)

          Net cash provided by (used in) operating activities     (325,581)      (643,928)

          Cash flows from investing activities:
             Proceeds from sale of assets                              -        2,068,583
             Less receivables from sale of assets                      -       (2,068,583)
             Purchase of property, plant and equipment            (114,494)       (47,344)
          Net cash provided by (used in) investing activities     (114,494)       (47,344)

          Cash flows from financing activities:
             Increase (decrease) in notes payable and
               long-term obligations                                98,445         82,781
             Advance to affiliate                                 (204,178)           -
             Proceeds from issuance of common stock                    -          200,000
          Net cash provided by (used in) financing activities     (105,733)       282,781

          NET INCREASE (DECREASE) IN CASH                         (545,808)      (408,491)

          Cash - beginning of period                               879,110      1,044,851

          Cash - end of period                                 $   333,302    $   636,360

          Supplemental disclosures of cash flow information:
          Cash paid during the year for Interest               $   325,882    $   273,321

                                See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   October 31, 1996

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

             The statements were prepared using generally accepted accounting principles. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 1996 have been omitted, even though they are necessary for a fair presentation of the financial position at October 31, 1996 and 1995 and the results of operations and cash flows for the periods then ended.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   October 31, 1996

                                     (Unaudited)

          NOTE B - INVENTORIES

             Inventories are comprised as follows:
                                        October 31, 1996       July 31, 1996

               Raw Materials               $2,599,687            $2,781,867
               Work in process              1,571,763             1,274,832
               Finished Goods               2,486,835             2,261,293
                                           $6,658,285            $6,317,992

          NOTE C - COMMON AND PREFERRED STOCK AND EARNINGS PER SHARE

             Earnings per common share is based on the average weighted shares outstanding during the periods reported on. Fully diluted shares assume conversion of the 90,000 of $10 par value preferred stock into approximately 1,200,000 shares of common stock using an approximate market value of $.75 per share (See the following paragraph regarding any ultimate conversion).

             On December 15, 1995, the Company closed on a Note Purchase Agreement with Allied Products Corporation ("Allied"), thereby obtaining Allied's right, title and interest in and to a certain Promissory Note and all security existing thereunder and obligations of Cooper Manufacturing Corporation ("Cooper") under this Note and the Facility Agreement formerly executed by Cooper and its shareholders in exchange for $100,0000 in cash and newly issued, 90,000 shares of, Series A, $10.00 par value, 7% Convertible Preferred stock of the Company. The promissory note was due on December 31, 1995 and demand for payment was made on Cooper and its guarantors. The preferred stock is convertible into common stock of the Company at the ratio of two shares of common stock for each share of preferred stock. Each holder of record of the shares of preferred stock is entitled to one vote per share equal to the voting rights of the common shareholders. The Company has agreed to make whole any deficiency upon conversion and subsequent sale after December 31, 1997 of the Company's common stock for less than $900,000. The Company's common stock is trading at approximately $.75 per share which if sold at that price would require 1,200,000 shares to be sold to retire the obligation to Allied. The Company is of the opinion that the consideration paid for the Allied note will require a major adjustment due to Cooper's bankruptcy filing based on Allied's lack of disclosure regarding their knowledge of the threat of eminent bankruptcy by the debtor. Any final conversion to the Company's common stock is uncertain.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   October 31, 1996

                                     (Unaudited)

          NOTE  C   -  COMMON   AND  PREFERRED   STOCK  AND   EARNINGS  PER
          SHARE(Continued)

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

             The following are sales, cost of goods sold and selling, general and administrative expenses for the three months ended October 31,:
                                                       1996      1995
             Sales                                  $    -     $572,000
             Cost of goods sold                     $    -     $338,000
             Selling, general and administrative    $    -      $76,000

          NOTE F - INDUSTRY SEGMENT DATA:

             The Company's business is primarily comprised of five industry segments: i. electric component and enclosures (Hydel);ii. defense electronics (SMI); iii. natural gas measurement and recording devices and odorization (Reynolds);iv. customized metal fabrication (Logic and Precision);and v. injection molding and thermoforming plastic components (Fridcorp) as setforth below. Operating profits represent total sales less cost of sales and general and administrative expenses.

                                                       Three Months Ended October 31,1996
                                               Defense                 Metal                  General
                                Electrical   Electronics    Gas     Fabrication   Plastics   Corporate     Consolidated

          Sales                 $1,878,459   $1,850,561   $907,204  $4,190,427   $320,062     $     -       $9,146,713
          Cost of goods sold     1,498,120    1,044,049    514,139   3,022,927    232,562           -        6,311,797
          Selling, gen. & adm.     386,361      646,833    330,380     408,315     64,515       153,893      1,990,297

          Operating profit(loss)    (6,022)     159,679     62,685     759,185     22,985      (153,893)       844,619

          Interest, net            (38,394)     (84,574)   (18,521)   (116,017)    (2,742)      (65,634)      (325,882)
          Other income(expense)     (3,447)       9,732      8,511         -          -             -           14,796

          Net earnings (loss)
            before income taxes $  (47,863)  $   84,837   $ 52,675  $  643,168   $ 20,243     $(219,527)    $  533,533
          Assets:
            Receivables         $1,163,492     $718,749   $275,927  $2,730,676   $199,606     $  (7,445)    $5,081,005
            Inventory           $2,046,985   $1,715,831   $700,648  $2,114,936   $ 79,885     $     -       $6,658,285

            Total assets        $4,755,906   $3,381,415 $2,154,421 $10,068,419   $674,091    $2,588,272    $23,622,524

            Depreciation           $36,930      $63,926    $38,670     $104,811    $5,762        $4,099       $254,198
            Additions PP&E         $49,613       $8,816    $23,660      $27,305    $5,100        $  -         $114,494

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

          Results of Operations

             Summary. The Company reported net earnings of $533,533 and $322,819 for the three months ended October 31, 1996 and 1995, respectively. Operating income increased by $814,799 to $844,619 the result of improved margins and reduced expenses. During the first quarter of fiscal 1996 a gain of approximately $580,000 was recorded from the sale of the test switch division and is included in other income. After giving effect to the operation sold, revenues increased slightly by $104,575. Gross margins improved from 23.61% to 30.99%. Selling, general and administrative expenses as a relationship to revenues at the segment level improved slightly to 20.08% of revenues. Interest cost increased due mainly to increased rates over the same period in 1995.

             Increases(decreases) for the three months period ended October 31, 1996, as compared with the similar period of 1995, for key operating data were as follows:


                                                         Three Months Ended
                                                           October 31,1996

                                                        Increase     Percent
                                                       (Decrease)    Change

          Operating Revenues                           $(467,796)     (4.87)
          Operating Income                               814,799   2,732.39
          Earnings before income taxes                   210,714      65.27
          Net Earnings Per Share                             .03      75.00

               The following table represents the changes [increase/(decrease)] in operating revenues, operating income and net earnings before income taxes by the respective industry segments when compared to the previous period:

                                                         Three Months Ended
                                                          October 31,1996

                                                       Increase
                                                       (Decrease)   Percent

          Operating Revenues:

            Electric                                   $(689,777)  (147.45)
            Defense electronics                          118,208     25.27
            Gas                                          264,660     56.57
            Metal fabrication                           (140,219)   (29.97)
            Plastics                                     (20,668)    (4.42)

                                                       $(467,796)   100.00

          Operating Income (Loss):

            Electric                                  $ (238,981)   (35.49)
            Defense electronics                           46,730      6.94
            Gas                                          159,555     23.69
            Metal fabrication                            674,925    100.22
            Plastics                                      31,232      4.64

                                                         673,461    100.00

          General Corporate                              141,338
          Other Income (Expense)                        (604,085)

          Earnings before Income
            Taxes                                      $ 210,714

               Electric revenues in the aggregate were down for the three months ended October 31, 1996 by $689,777. After giving effect to revenue losses for the division sold of $572,371, revenues decreased by $117,406. Gross margins for the three months decreased by 5.22% to 20.25%. Operating profits approximated break-even due to the carrying cost of the Paris, Texas facility which is currently for sale. The electric segment now consist of only the Canadian meter socket and pole line hardware product lines selling almost entirely in the Canadian markets. This operation continues to show profits since management changes were made nearly a year ago. This unit reflected an operating profit of $71,154 for the three months ended October 31, 1996 down slightly by $9,480 in spite of the revenue decline of $117,406. Revenues were hindered by production problems due to the temporary loss of a Shear. The machinery has since been repaired and is now in full service.

               Defense electronics revenues  for the quarter  ended October
          31, 1996 amounted to $1,850,561 with operating profit of $159,679. This compares with revenues of $1,732,353 and operating profit of $112,949 for the quarter ended October 31, 1995. Gross margins increased as a percentage of revenues by 2.06% to 43.58%. Selling, general and administrative expenses remained relatively unchanged. Gross margin improvements have been attributable to improved production efficiencies with less scrap. With the declining defense market this segment is actively seeking to expand its customer base. Texas Instruments Incorporated (TI) continues to be our largest customer. TI recently announced that they were taking bids on the sale of their defense business. We are currently unable to assess what effect, if any, this sale could have on our operations.

               Gas revenues increased by $264,660 for the three months ended October 31, 1996. Operating income increased by $159,555 for the three months ended October 31, 1996, resulting in operating profit of $62,685. Revenues increased in both the RECOR and Odorization product lines. These revenue increases were also accomplished with improved margins of 43.33%, an increase of 5.21% and roughly the same dollars spent on selling, general and administrative expenses.

               Metal fabrication revenues decreased for the first quarter of fiscal 1997 to $4,190,427. However, gross margins increased by 14.35% to 27.86% for the three months ended October 31, 1996. Selling, general and administrative expenses decreased by 1.82% to 9.74% of revenues, resulting in operating profits of 18.12% or $759,185. These significant gains are attributable to increased orders in the telecommunication sector and better margins on other fabricated products. We also made dramatic improvements in efficiencies and reduced cost in the painting operations, as well as reducing cost overall.

               Plastics revenues decreased by $20,668 for the three months ended October 31, 1996. With revenues remaining relatively unchanged, operating profits increased by $31,232. The increases in operating profits were due to improved margins of 7.80% to 27.34%, and a slight decline in selling, general and administrative expenses.

               With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Operating profits increased by 7.54%, the effect of more realistic margins, 30.99%, discussed above and improved selling, general and administrative expense, .15%, for the three months ended October 31, 1996.

          Liquidity and Capital Resources

               Liquidity. Current assets of the Company totaled $12,180,460 at October 31, 1996, up from current assets of $11,697,173 at July 31, 1996, or a increase of $483,287. Current liabilities increased by $257,557, resulting in a slight increase in working capital (current assets less current liabilities) to $1,110,182 at October 31, 1996, from $884,452 at July 31, 1996.
          The Company believes that its operations will generate cash sufficient to meet its working capital requirements and debt obligations.

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

               The Company continues to borrow under its CIT Group Credit/Finance, Inc. revolving and term loan facility. Borrowing under the revolving portion is based on eligible accounts receivable and inventory. The outstanding revolving loan balance was $2,491,981 and the term loan balance was $372,023 at October 31, 1996.

               Substantially  all   of  the  Company's   assets,  including
          certificates of deposit are pledged as collateral for the Company's long-term and short-term indebtedness.

          Capital Expenditures

             For Fiscal 1997, the Company (and its subsidiaries) does not anticipate any significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries.

          Dividend Policy

               No cash dividends have been declared by the Company's Board of Directors since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize it cash flow to invest in its businesses. Cumulative dividends on the Series A, 7% Convertible Preferred Stock, have not been paid and amounted to $55,232 as of October 31, 1996.

                                          13
          Other Business Matters

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

                                       PART II

          ITEM 1.  LEGAL PROCEEDINGS

               American  Brass,  Inc. (ABI)  discontinued its  operation in
          January 1993 and is involved in several lawsuits arising principally out of secured and unsecured creditors' claims against ABI. Under most of these cases the courts have awarded judgements against ABI for the amounts owed such creditors plus costs. Although ABI has not declared bankruptcy, there are insufficient assets to satisfy any of the unsecured creditor claims. The secured creditor currently is owed approximately $1,450,000; however, there are remaining assets which could be sufficient enough to satisfy its claim. Superior Technology,
          Inc. (Superior) is the guarantor of this debt to the secured creditor. Accordingly, if there were insufficient assets to satisfy its claim, the Company could be liable for this deficiency. Effective March 23, 1995, the United States District Court for the Northern District of Georgia entered a summary judgement in the amount of approximately $1,449,000 in favor of the secured lender against Superior Technology, Inc., a wholly-owned subsidiary of the Company and which is now being appealed. In addition, ABI is suing the lender and others for interfering with the Environmental Protection Agency agreement made by ABI relating to its inventory of "Ball Mill Residue" and claiming damages in excess of $2,000,000 which could offset said judgement. This summary judgement is not reflected on the books of the Company. The Company believes that a settlement can be achieved with the secured lender for an amount less than the judgement. Further, there are assets available which if sold could reduce the exposure of the guarantor, Superior(now Retech, Inc.). We are currently unable to reasonably estimate the effect of the judgement on the Company.

               Pursuant to previous disclosure, the Company has had ongoing discussions with the Alabama Department of Environmental Management ("ADEM") regarding the ABI plant site located near Headland, Alabama. The Company together with an unaffiliated agricultural company had proposed a clean-up program for the site. Such proposal involved the processing and sale of the Ball Mill Residue and clean-up of the other environmental problems under a self-funding program. To accomplish such a program would require certain parties including the secured creditor, the Headland Industrial Development Foundation and the Bond Holders and their Bank Trustee to reach an agreement or compromise with regard to any program. In the event such agreements would not be forthcoming, ADEM will turn the site over to the U.S. Environmental Protection Agency as a potential Super Fund Site. The Company's exposure to the cost of any clean-up, if any, is not currently determinable.

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





          Dated: November 22, 1996