Form 10-Q
period 1997-01-31
ELECTRIC & GAS TECHNOLOGY INC
filed 1997-03-17
CIK 785819

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)
          [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter period ended:  January 31, 1997

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

          Common - $0.01 Par Value - 8,250,416 shares at March 6, 1997.

                        ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                  Index to Form 10-Q
                        For the Quarter Ended January 31, 1997

                                                                          Page


          Part I - Financial Information

               1.  Condensed Consolidated Financial Statements:

                    (a)  Condensed Consolidated Balance Sheets as
                         of January 31, 1997 and July 31, 1996              3

                    (b)  Condensed Consolidated Statements of
                         Operations for the three and six months
                         ended January 31, 1997 and 1996                    4

                    (c)  Condensed Consolidated Statements of
                         Cash Flows for the six months ended
                         January 31, 1997 and 1996                          5

                    (d)  Notes to Condensed Consolidated
                         Financial Statements                            6-11

               2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                  12-17

          Part II - Other Information

               Item 1 - Legal Proceedings                                  18

               Item 6 - Exhibits and Reports on Form 8-K                   19

               Signature (pursuant to General Instruction E)               20

               All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed
               Financial Statements or Notes thereto.

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                           January 31, 1997 and July 31, 1996
                                        ASSETS
                                                     January 31,     July 31,
                                                         1997          1996
          CURRENT ASSETS                              (Unaudited)
             Cash and cash equivalents                $   151,584  $   679,110
             Certificate of deposit, Pledged              200,000      200,000
             Accounts receivable, net                   4,249,076    4,334,153
             Inventories                                6,572,811    6,317,992
             Prepaid expenses                             213,088      165,918
               Total current assets                    11,386,559   11,697,173
          PROPERTY, PLANT AND EQUIPMENT, net            8,463,872    8,720,454
          OTHER ASSETS
             Other assets                               2,859,884    2,671,978

          TOTAL ASSETS                                $22,710,315  $23,089,605

                         LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
             Notes payable                            $ 4,090,486  $ 4,525,668
             Accounts payable                           3,279,587    3,733,576
             Accrued liabilities                        1,502,754    1,355,441
             Current maturities of long-term
               obligations                              1,192,222    1,198,036
               Total current liabilities               10,065,049   10,812,721
          LONG-TERM OBLIGATIONS
             Long-term obligations, less current
               maturities                               5,501,021    5,555,954
          STOCKHOLDERS' EQUITY
             Preferred stock, $10 par value, 5,000,000
               shares authorized, 90,000 issued and
               outstanding                                900,000      900,000
             Common stock, $.01 par value, 30,000,000
               shares authorized and issued 8,250,416      82,504       82,504
             Additional paid-in capital                10,201,334   10,201,334
             Retained earnings (Deficit)               (2,534,989)  (2,941,282)
             Pension liability adjustment                (214,639)    (214,639)
             Cumulative translation adjustment           (413,848)    (430,870)
                                                        8,020,362    7,597,047
             Less treasury stock, 274,792 shares,
               at cost                                   (876,117)    (876,117)
               Total stockholders' equity               7,144,245    6,720,930

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $22,710,315  $23,089,605

                              See accompanying notes.

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three and Six Months Ended January 31, 1997 and 1996
                                     (Unaudited)

                                           Three months ended         Six months ended
                                               January 31,              January 31,
                                            1997         1996         1997          1996

          Sales                         $8,779,315   $8,475,943   $17,926,028   $18,090,452
          Cost of goods sold             6,303,257    6,542,118    12,615,054    13,886,724

             Gross profit                2,476,058    1,933,825     5,310,974     4,203,728

          Selling, general and
             administrative expenses     2,310,390    2,226,444     4,300,687     4,384,007

          Operating profit (loss)         165,668     (292,619)    1,010,287      (180,279)

          Other income and (expenses)
             Interest, net                (316,842)    (387,340)     (642,724)     (743,181)
             Other, net                     23,933       (4,208)       38,729       562,112

                                          (292,909)    (391,548)     (603,995)     (181,069)

          Earning (loss) before income
             taxes                        (127,241)    (684,167)      406,292      (361,348)

          Provision  (credit) for
             income taxes                      -            -             -             -

          NET EARNINGS (LOSS)             (127,241)    (684,167)      406,292      (361,348)

          Accrued dividend on
             preferred stock                15,879          -          31,759           -

          Net earnings (loss)applicable
             to common stock           $  (143,120) $  (684,167)   $  374,533    $ (361,348)

          Earnings (loss) per share:
             Primary                        $(0.02)      $(0.09)       $ 0.05        $(0.05)
             Fully diluted                  $(0.02)      $(0.09)       $ 0.04        $(0.05)

          Weighted average number of
             common shares outstanding   7,975,624    7,975,624     7,975,624     7,875,624
             Fully diluted               7,975,624    7,975,624     9,347,053     7,875,624

                                             See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Six months ended January 31, 1997 and 1996
                                     (Unaudited)

                                                                      Six months ended
                                                                         January 31,
                                                                    1997            1996
          Increase (decrease) in cash:
          Cash flows from operating activities:
             Net earnings (loss)                              $   406,292    $  (361,348)
             Adjustments to reconcile net earnings ( loss)
                to net cash provided by operating activities:
               Depreciation and amortization                       512,516        578,583
                 Gain on sale of assets                                -         (580,576)
                 Issuance of common stock                              -          181,250
               Changes in assets and liabilities:
                  Accounts receivable                               85,077         53,067
                  Inventories                                     (254,819)      (826,611)
                  Prepaid expenses                                 (47,170)         4,731
                  Other assets                                      17,704       (319,319)
                  Accounts payable                                (485,267)       783,106
                  Accrued liabilities                              147,313       (414,754)

          Net cash provided by (used in) operating activities      381,646       (901,871)

          Cash flows from investing activities:
             Proceeds from sale of assets                              -        2,068,583
             Proceeds from note receivable                             -          196,425
             Advance to affiliates                                     -         (570,000)
             Purchase of property, plant and equipment            (255,934)       (98,469)

          Net cash provided by (used in) investing activities     (255,934)     1,596,539

          Cash flows from financing activities:
             Increase (decrease) in notes payable and
               long-term obligations                              (447,628)    (1,187,843)
             Advance to affiliate                                 (205,610)           -
             Proceeds from issuance of common stock                    -          200,000
          Net cash provided by (used in) financing activities     (653,238)      (987,843)

          NET INCREASE (DECREASE) IN CASH                         (527,526)      (293,175)

          Cash and cash equivalents - beginning of period          679,110      1,044,851

          Cash and cash equivalents - end of period            $   151,584    $   751,676

          Supplemental disclosures of cash flow information:
             Cash paid during the year for Interest            $   642,724    $   743,181

                             See accompanying notes.

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   January 31, 1997

                                     (Unaudited)

          NOTE A - GENERAL

             Electric & Gas Technology, Inc., (the "Company") was organized under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. The Company presently is the owner of 100% of Retech, which currently owns 80% of ABI and the Company owns 100% of Logic, Reynolds, Fridcorp, Hydel and SMI, and, through such subsidiaries, operates in five distinct business segments: (1) the manufacture and sale of electric meter enclosures and pole-line hardware for the electric utility industry and the general public (Hydel); (2) the design and manufacture of defense electronic components (SMI);
          (3) the manufacture and sale of natural gas measurement, metering and odorization equipment (Reynolds); (4) the manufacture and sale of precision metal enclosures for telecommunication and computer equipment (Logic); and (5) the manufacture of vacuum-form and injection-mold products (Fridcorp). Effective January 31, 1993, the Company discontinued the operations of its 80% owned ABI which previously was engaged in the manufacture and sale of brass and bronze ingots. The Company sold its Canadian heating division and its U.S. meter socket and Test Switch divisions during fiscal 1996 and 1995. These operations were part of the electric segment.

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

             The statements were prepared using generally accepted accounting principles. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 1996 have been omitted, even though they are necessary for a fair presentation of the financial position at January 31, 1997 and 1996 and the results of operations and cash flows for the periods then ended.

                         ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 1997

                                     (Unaudited)

          NOTE B - INVENTORIES

             Inventories are comprised as follows:
                                        January 31, 1997       July 31, 1996

               Raw Materials               $2,518,037            $2,781,867
               Work in process              1,363,130             1,274,832
               Finished Goods               2,691,644             2,261,293
                                           $6,572,811            $6,317,992

          NOTE C - COMMON AND PREFERRED STOCK AND EARNINGS PER SHARE

             Earnings per common share is based on the average weighted shares outstanding during the periods reported on. Fully diluted shares assume conversion of the 90,000 of $10 par value preferred stock into approximately 1,371,400 shares of common stock using an approximate market value of $.66 per share (See the following paragraph regarding any ultimate conversion).

             On December 15, 1995, the Company closed on a Note Purchase Agreement with Allied Products Corporation ("Allied"), thereby obtaining Allied's right, title and interest in and to a certain Promissory Note and all security existing thereunder and obligations of Cooper Manufacturing Corporation ("Cooper") under this Note and the Facility Agreement formerly executed by Cooper and its shareholders in exchange for $100,0000 in cash and newly issued, 90,000 shares of, Series A, $10.00 par value, 7% Convertible Preferred stock of the Company. The promissory note was due on December 31, 1995 and demand for payment was made on Cooper and its guarantors. The preferred stock is convertible into common stock of the Company at the ratio of two shares of common stock for each share of preferred stock. Each holder of record of the shares of preferred stock is entitled to one vote per share equal to the voting rights of the common shareholders. The Company has agreed to make whole any deficiency upon conversion and subsequent sale after December 31, 1997 of the Company's common stock for less than $900,000. The Company's common stock is trading at approximately $.66 per share which if sold at that price would require approximately 1,371,400 shares to be sold to retire the obligation to Allied. The Company is of the opinion that the consideration paid for the Allied note will require a major adjustment due to Cooper's bankruptcy filing regarding the Promissory Note purchased from Allied. Any final conversion to the Company's common stock is uncertain. Accumulated and unpaid dividends on the preferred stock amounted to approximately $71,000 at January 31, 1997.

                         ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 1997

                                     (Unaudited)

          NOTE  C   -  COMMON   AND  PREFERRED   STOCK  AND   EARNINGS  PER
          SHARE(Continued)

             The individuals whose stock was pledged and who personally guaranteed the Allied Note, petitioned the court on behalf of Cooper to file for protection under the U.S. Bankruptcy laws in a Houston, Texas court. A hearing was held on January 17, 1996 and reconvened on January 19, 1996 in which the court deferred any decision pending settlement negotiations between the parties. The Company believes the filing was improper as those individuals who petitioned the court as debtors in possession did not have standing for such petition. Although the outcome of any bankruptcy proceeding cannot be determined, the Company believes it has the only secured creditor position and first rights to the assets of Cooper. Further, the Company and its affiliate believe they will recover their investment and advances to Cooper. The Company had a Letter of Intent to acquire Cooper which has expired and was determined by the Company not to be pursued. Approximately, $1,200,000 is currently due from Cooper and is included in other assets in the accompanying balance sheet. The debtor-in-possession is nearing completion of it final plan of reorganization which is expected to keep the Company from incurring any material loss.

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

             The following are sales, cost of goods sold and selling, general and administrative expenses for the six months ended January 31,:
                                                     1997          1996

             Sales                                $    -        $572,000
             Cost of goods sold                   $    -        $338,000
             Selling, general and administrative  $    -         $76,000

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 1997

                                     (Unaudited)

          NOTE E - CONTINGENCIES

             American Brass, Inc. (ABI) discontinued its operation in January 1993 and is involved in several lawsuits arising principally out of secured and unsecured creditors' claims against ABI. Under most of these cases the courts have awarded judgements against ABI for the amounts owed such creditors plus costs. Although ABI has not declared bankruptcy, there are insufficient assets to satisfy any of the unsecured creditor claims. The secured creditor is owed approximately $1,450,000; however, there are remaining assets which could be sufficient enough to satisfy its claim. Superior Technology, Inc. (Superior) was the guarantor of this debt to the secured creditor. Accordingly, if there were insufficient assets to satisfy its claim, the Company could be liable for this deficiency. Effective March 23, 1995, the United States District Court for the Northern District of Georgia entered a summary judgement in the amount of approximately $1,449,000 in favor of the secured lender against Superior Technology, Inc., a wholly-owned subsidiary of the Company and which is now being appealed. ABI is suing the lender and others for interfering with the Environmental Protection Agency agreement made by ABI relating to its inventory of "Ball Mill Residue" and claiming damages in excess of $2,000,000 which could offset said judgement. This summary judgement is not reflected on the books of the Company. The Company believes that a settlement can be achieved with the secured lender for an amount less than the judgement. Further, there are assets available which if sold could reduce the exposure of the guarantor, Superior(now Retech, Inc.). We are currently unable to reasonably estimate the effect of the judgement on the Company, if any, and its exposure is deemed remote.

             The Company has had prior discussions with the Alabama Department of Environmental Management ("ADEM") regarding the ABI plant site located near Headland, Alabama. The Company together with an unaffiliated agricultural company had proposed a clean-up program for the site. Such proposal involved the processing and sale of the Ball Mill Residue and clean-up of the other environmental problems under a self-funding program. To accomplish such a program would require certain parties including the secured creditor, the Headland Industrial Development Foundation and the Bond Holders and their Bank Trustee to reach an agreement or compromise with regard to any program. In the event such agreements would not be forthcoming, ADEM will turn the site over to the U.S. Environmental Protection Agency as a potential Super Fund Site. The Company's exposure to the cost of any clean-up, if any, is not currently determinable and is deemed remote.

          NOTE F - INDUSTRY SEGMENT DATA:

             The Company's business is primarily comprised of five industry segments: i. electrical components and enclosures (Hydel); ii. defense electronics (SMI); iii. natural gas measurement and recording devices and odorization (Reynolds); iv. customized metal fabrication (Logic); and v. injection molding and thermoforming plastic components (Fridcorp) as set forth below. Operating profits represent total sales less cost of sales and general and administrative expenses.

                                         Three Months Ended January 31, 1997

                                               Defense                   Metal                    General
                                  Electric   Electronics     Gas      Fabrication   Plastics     Corporate    Consolidated

          Sales                  $1,687,106   $1,591,687   $938,311    $4,306,211   $256,000     $     -       $ 8,779,315
          Cost of goods sold      1,244,494    1,044,586    523,754     3,292,160    198,263           -         6,303,257
          Selling, gen. & adm.      420,155      757,292    339,368       481,234     68,641       243,700       2,310,390

          Operating profit(loss)     22,457     (210,191)    75,189       532,817    (10,904)     (243,700)        165,668

          Interest, net             (32,281)     (81,127)   (15,581)     (122,940)    (3,039)      (61,874)       (316,842)
          Other income(expense)         -         30,099     (6,166)         -          -             -            23,933

          Net earnings (loss)
            before income taxes  $   (9,824)  $ (261,219)  $ 53,442    $  409,877   $(13,943)    $(305,574)    $  (127,241)
          Assets:
            Receivables            $913,324     $573,150   $317,783    $2,388,607   $138,705     $ (12,695)    $ 4,318,874
            Inventory            $2,236,279   $1,620,843   $687,949    $1,938,371   $ 89,369     $     -       $ 6,572,811

            Total assets         $4,662,382   $3,121,943 $2,022,178    $9,452,310   $629,126    $2,822,376     $22,710,315

            Depreciation            $37,520      $63,927    $42,178      $104,810     $5,782        $4,101        $258,318
            Additions PP&E          $10,589     $122,509     $8,342      $    -       $  -          $  -          $141,440


                                           Six Months Ended January 31, 1997

                                               Defense                    Metal                   General
                                  Electric   Electronics       Gas     Fabrication  Plastics     Corporate   Consolidated

          Sales                  $3,565,565   $3,442,248   $1,845,515  $8,496,638   $576,062     $     -      $17,926,028
          Cost of goods sold      2,742,614    2,088,635    1,037,893   6,315,087    430,825           -       12,615,054
          Selling, gen. & adm.      806,516    1,404,125      669,748     889,549    133,156       397,593      4,300,687

          Operating profit(loss)     16,435      (50,512)     137,874   1,292,002    12,081       (397,593)     1,010,287

          Interest, net             (70,675)    (165,701)     (34,102)   (238,957)   (5,781)      (127,508)      (642,724)
          Other income(expense)      (3,447)      39,831        2,345         -         -              -           38,729

          Net earnings (loss)
            before income taxes  $  (57,687)  $ (176,382)  $  106,117  $1,053,045   $ 6,300      $(525,101)   $   406,292

          Depreciation              $74,450     $127,853      $80,848    $209,621   $11,544         $8,200       $512,516

          Additions PP&E            $60,202     $131,325      $32,002     $27,305    $5,100         $  -         $255,934

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


             The Company, through its subsidiaries, operates within five separate industries. These are: (i)the manufacture and sale of electrical meter enclosures and pole-line hardware for the electric utility industry, (ii)the design and manufacture and sale of defense electronics components, (iii)the manufacture and sale of natural gas measurement, metering and gas odorization equipment, (iv)the manufacture and sale of precision metal enclosures for telecommunication and computer equipment; and
          (v)the manufacture and sale of vacuum-form and injection-mold plastic products.

          Results of Operations

             Summary. The Company reported net (loss) earnings of $(127,241) and $406,292 for the three and six months ended January 31, 1997 compared to $(684,167) and $(361,348) for the three and six months ended January 31, 1996, respectively. Operating income increased by $451,018 and $1,124,479 to $409,368 and $1,407,880, respectively for the three and six months ended January 31, 1997, the result of improved margins and reduced expenses. During the first quarter of fiscal 1996 a gain of approximately $580,000 was recorded from the sale of the test switch division and is included in other income. After giving effect to the operation sold, revenues increased slightly by approximately $400,000. Gross margins improved from 22.82% to 28.20% and 23.24% to 29.63% for the three and six month periods, respectively. Selling, general and administrative expenses as a relationship to revenues at the segment level improved slightly to 21.77% for the six months ended January 31, 1997 an improvement of only .10%. Interest cost decreased by $100,457 due mainly to less borrowing over the six month period in 1996, the result of the aforementioned sale and lower borrowing.

             Increases(decreases) for the three and six months period ended January 31, 1997, as compared with the similar period of 1996, for key operating data were as follows:

                                 Three Months Ended             Six Months Ended
                                   January 31,1997               January 31, 1997
                                        Increase    Percent    Increase  Percent
                                       (Decrease)   Change    (Decrease) Change

          Operating Revenues            $303,372      3.46   $ (164,424)  (.92)
          Operating Income               451,018  1,082.88    1,124,479  396.78
          Earnings before income taxes   556,926     81.40      767,640  212.44
          Net Earnings Per Share             .07     77.78          .10  200.00

               The following table represents the changes [increase/(decrease)] in operating revenues, operating income and net earnings before income taxes by the respective industry segments when compared to the previous period:

                                        Three Months Ended     Six Months Ended
                                         January 31,1997       January 31, 1997

                                       Increase                Increase
                                      (Decrease)    Percent   (Decrease) Percent
          Operating Revenues:

            Electric                   $ (67,430)   (22.23)   $(757,207)(460.52)
            Defense electronics         (208,573)   (68.75)     (90,365) (54.96)
            Gas                           82,128     27.07      346,788  210.91
            Metal fabrication            536,618    176.89      396,399  241.08
            Plastics                     (39,371)   (12.98)     (60,039) (36.51)

                                        $303,372    100.00    $(164,424) 100.00

          Operating Income (Loss):

            Electric                   $  20,375      4.52   $ (218,606) (19.44)
            Defense electronics          (68,196)   (15.12)     (21,466)  (1.91)
            Gas                           83,158     18.44      242,713   21.59
            Metal fabrication            423,398     93.87    1,098,323   97.67
            Plastics                      (7,717)    (1.71)      23,515    2.09

                                         451,018    100.00    1,124,479  100.00

          General Corporate                7,269                 66,087
          Other Income (Expense)          98,639               (422,926)

          Earnings before Income
            Taxes                       $556,926             $  767,640

               Electric revenues in the aggregate were down for the six months ended January 31, 1997 by $757,207. After giving effect to revenue losses for the division sold of $572,541, revenues decreased by only $184,666. Revenues were only slightly down by $67,430 or 4% for the three months ended January 31, 1997. Gross margins for the six months changed little to 23.08% from 23.62%. Operating profits approximated break-even due to the carrying cost of the Paris, Texas facility which is currently for sale. The electric segment now consists of only the Canadian meter socket and pole line hardware product lines selling almost entirely in the Canadian markets. This operation continues to show profits since management changes were made over a year ago. This unit reflected an operating profit of $56,290 and $127,444 for the three and six months ended January 31, 1997 down by $26,327 and $35,807 in spite of the revenue decline of $67,260 and $184,666, respectively. Revenues were hindered by production problems due to the temporary loss of a shear. The machinery has since been repaired and is now in full service.

               Defense electronics revenues for  the quarter ended  January
          31, 1997 amounted to $1,591,687 with operating loss of $(210,191). This compares with revenues of $1,800,260 and operating loss of $(141,995) for the quarter ended January 31, 1996. Six month figures were revenues of $3,442,248 with an operating loss of $(50,512) for 1997 compared to revenues of $3,532,613 with an operating loss of $(29,046) for 1996. Gross margins increased as a percentage of revenues by 3.35% to 39.32% for the six months ended January 31, 1997. However, these margins were lost with selling, general and administrative expenses increasing by 4.0% to 40.79%. Gross margin improvements have been attributable to improved production efficiencies with less scrap. At the end of the second quarter, the defense segment had a reduction-in-force (RIF) of approximately 25 employees. The RIF in short run with its added expenses will adversely effect earnings with improvement expected during the third and fourth quarters. With the declining defense market this segment is actively seeking to expand its customer base. Texas Instruments Incorporated (TI) continues to be our largest customer. TI recently announced the sale of their defense business to Raytheon. We are currently unable to assess what effect, if any, this sale could have on our operations.

               Gas revenues increased by $82,128 and $346,788 for the three and six months ended January 31, 1997. Operating income increased by $83,158 and $242,713 for the three and six months ended January 31, 1997, resulting in operating profit of $75,189 and $137,874, respectively. Revenues increased in both the RECOR and Odorization product lines. These revenue increases were also accomplished with improved margins of 44.18% and 43.76%, an increase of 1.29% and 2.91%, respectively and fewer dollars spent on selling, general and administrative expenses. The warmer than customary winter season could adversely effect future performance. This segment is seeking to broaden its market in export sales.

               Metal fabrication revenues increased for the second quarter of fiscal 1997 to $4,306,211. Gross margins increased by 8.05% to 23.55% for the three months ended January 31, 1997. Six months revenues amounted to $8,496,638 or an 4.67% increase over the previous period in fiscal 1996. Gross margins also increased by 11.24% to 25.68%. Selling, general and administrative expenses decreased by 1.57% to 10.47% of revenues, resulting in operating profits of 15.21% or $1,292,002 for the six months ended January 31, 1997. These significant gains are attributable to increased orders in the telecommunication sector and better margins on other fabricated products. We also made dramatic improvements in efficiencies and reduced cost in the painting operations, as well as reducing cost overall.

               Plastics revenues decreased by $39,371 and $60,039 for the three and six months ended January 31, 1997. With revenues remaining relatively unchanged, operating profits increased by $23,515 for the six months ended January 31, 1997. The increases in operating profits were due to improved margins of .94% and 4.71% to 22.55% and 25.21% for the three and six months, respectively and a slight decline in selling, general and administrative expenses. This segment is attempting to develop new products to booster its sales and earnings. Its market's remains very competitive.

               With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Operating profits increased by 5.15% and 6.29% for the three and six months ended January 31, 1997, the effect of more realistic margins, 28.20% and 29.63%, respectively, discussed above; and improved selling, general and administrative expense, .23% and .10%, for the three and six months ended January 31, 1997.

               Other.     The Company's preferred stock is convertible into
          common stock of the Company at the ratio of two shares of common stock for each share of preferred stock. The Company has agreed to make whole any deficiency upon conversion and subsequent sale after December 31, 1997 of the Company's common stock for less than $900,000. The Company's common stock is trading at approximately $.66 per share which if sold at that price would require approximately 1,371,400 shares to be sold to convert the preferred shares. These shares were issued to obtain control of Cooper Manufacturing Corporation(Cooper). Final conversion to the Company's common stock is uncertain. Accumulated and unpaid dividends on the preferred stock amounted to approximately $71,000 at January 31, 1997. Cooper filed for protection under the U.S. Bankruptcy laws. The outcome of any bankruptcy proceeding cannot be determined, however, the Company believes it has the only secured creditor position and first rights to the assets of Cooper. Further, the Company and its affiliate believe they will recover their investment and advances to Cooper. Approximately, $1,200,000 is currently due from Cooper and is included in other assets in the accompanying balance sheet. The debtor-in-possession is nearing completion of it final plan of reorganization which is expected to keep the Company from incurring any material loss.

          Liquidity and Capital Resources

               Liquidity. Current assets of the Company totaled $11,386,559 at January 31, 1997, down from current assets of $11,697,173 at July 31, 1996, or a decrease of $310,614. Current liabilities decreased by $747,672, resulting in an increase in working capital (current assets less current liabilities) to $1,321,510 at January 31, 1997, from $884,452 at July 31, 1996.
          This improvement in working capital was related to the improved financial performance and the refinancing of the Canadian operations. The Company believes that its operations will generate cash sufficient to meet its working capital requirements and debt obligations.

               Hydel has a new working capital line-of-credit with its Canadian bank in the amount of approximately $1,600,000 ($2,150,000 Cdn.) through January 1998. The Canadian credit facility is secured by receivables and inventories. Hydel refinanced its term debt with the Business Development Bank of Canada for $750,000 Cdn. Proceeds were used to reduce revolving and creditor debts.

               The Company continues to borrow under its CIT Group Credit/Finance, Inc. revolving and term loan facility. Borrowing under the revolving portion is based on eligible accounts receivable and inventory. The outstanding revolving loan balance was $2,391,742 and the term loan balance was $325,722 at January 31, 1997.

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

          Dividend Policy

               No cash dividends have been declared by the Company's Board of Directors since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize it cash flow to invest in its businesses. Cumulative dividends on the Series A, 7% Convertible Preferred Stock, have not been paid and amounted to approximately $71,000 as of January 31, 1997.

          Other Business Matters

               Accounting for Stock-Based Compensation. The Company has a qualified stock option plan. There are presently no other plans nor consideration for any other stock-based compensation plans; therefore, FASB No. 123 is expected to have no material impact on the Company's financial position or results of operations.

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

                                       PART II

          ITEM 1.  LEGAL PROCEEDINGS

               American  Brass,  Inc. (ABI)  discontinued its  operation in
          January 1993 and is involved in several lawsuits arising principally out of secured and unsecured creditors' claims against ABI. Under most of these cases the courts have awarded judgements against ABI for the amounts owed such creditors plus costs. Although ABI has not declared bankruptcy, there are insufficient assets to satisfy any of the unsecured creditor claims. The secured creditor is owed approximately $1,450,000; however, there are remaining assets which could be sufficient enough to satisfy its claim. Superior Technology, Inc. (Superior) was the guarantor of this debt to the secured creditor. Accordingly, if there were insufficient assets to satisfy its claim, the Company could be liable for this deficiency. Effective March 23, 1995, the United States District Court for the Northern District of Georgia entered a summary judgement in the amount of approximately $1,449,000 in favor of the secured lender against Superior Technology, Inc., a wholly-owned subsidiary of the Company and which is now being appealed. ABI is suing the lender and others for interfering with the Environmental Protection Agency agreement made by ABI relating to its inventory of "Ball Mill Residue" and claiming damages in excess of $2,000,000 which could offset said judgement. This summary judgement is not reflected on the books of the Company. The Company believes that a settlement can be achieved with the secured lender for an amount less than the judgement. Further, there are assets available which if sold could reduce the exposure of the guarantor, Superior(now Retech, Inc.). We are currently unable to reasonably estimate the effect of the judgement on the Company, if any, and its exposure is deemed remote.

               Pursuant to previous disclosure, the Company has had prior discussions with the Alabama Department of Environmental Management ("ADEM") regarding the ABI plant site located near Headland, Alabama. The Company together with an unaffiliated agricultural company had proposed a clean-up program for the site. Such proposal involved the processing and sale of the Ball Mill Residue and clean-up of the other environmental problems under a self-funding program. To accomplish such a program would require certain parties including the secured creditor, the Headland Industrial Development Foundation and the Bond Holders and their Bank Trustee to reach an agreement or compromise with regard to any program. In the event such agreements would not be forthcoming, ADEM will turn the site over to the U.S. Environmental Protection Agency as a potential Super Fund Site. The Company's exposure to the cost of any clean-up, if any, is not currently determinable and is deemed remote.

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




          Dated: March 13, 1997