Form 10-Q
period 1997-04-30
ELECTRIC & GAS TECHNOLOGY INC
filed 1997-06-02
CIK 785819

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)
          [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter period ended:  April 30, 1997

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

          Common - $0.01 Par Value - 8,250,416 shares at May 16, 1997.

                  ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                  Index to Form 10-Q
                          For the Quarter Ended April 30, 1997

                                                                      Page


          Part I - Financial Information

               1.  Condensed Consolidated Financial Statements:

                    (a)  Condensed Consolidated Balance Sheets as
                         of April 30, 1997 and July 31, 1996             3

                    (b)  Condensed Consolidated Statements of
                         Operations for the three and nine months
                         ended April 30, 1997 and 1996                   4

                    (c)  Condensed Consolidated Statements of
                         Cash Flows for the nine months ended
                         April 30, 1997 and 1996                       5-6

                    (d)  Notes to Condensed Consolidated
                         Financial Statements                         7-12

               2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations               13-18

          Part II - Other Information

               Item 1 - Legal Proceedings                               19

               Item  4  -  Submission of  matters  to  a  vote of  security
          holders                                                       20

               Item 6 - Exhibits and Reports on Form 8-K                20

               Signature (pursuant to General Instruction E)            21

               All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed
               Financial Statements or Notes thereto.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                           April 30, 1997 and July 31, 1996
                                        ASSETS

                                                       April 30,      July 31,
                                                         1997           1996
          CURRENT ASSETS                              (Unaudited)
             Cash and cash equivalents               $    76,56    $   679,110
             Certificate of deposit, Pledged             200,000       200,000
             Accounts receivable, net                  5,102,684     4,334,153
             Inventories                               6,515,783     6,317,992
             Prepaid expenses                            219,796       165,918
               Total current assets                   12,114,823    11,697,173
          PROPERTY, PLANT AND EQUIPMENT, net           8,276,411     8,720,454
          OTHER ASSETS
             Other assets                              2,808,683     2,671,978

          TOTAL ASSETS                               $23,199,917   $23,089,605

                         LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
             Notes payable                           $ 4,118,991   $ 4,525,668
             Accounts payable                          3,721,084     3,733,576
             Accrued liabilities                       1,586,591     1,355,441
             Current maturities of long-term
               obligations                             1,200,713     1,198,036
               Total current liabilities              10,627,379    10,812,721
          LONG-TERM OBLIGATIONS
             Long-term obligations, less current
               maturities                              5,250,701     5,555,954
          STOCKHOLDERS' EQUITY
             Preferred Stock, $10.00 par value,
               5,000,000 authorized, 90,000 issued
               and outstanding                           900,000       900,000
             Common stock, $.01 par value, 30,000,000
               shares authorized and issued 8,250,416     82,504        82,504
             Additional paid-in capital               10,201,334    10,201,334
             Retained earnings (Deficit)              (2,324,573)   (2,941,282)
             Pension liability adjustment               (214,639)     (214,639)
             Cumulative translation adjustment          (446,672)     (430,870)
                                                       8,197,954     7,597,047
             Less treasury stock, 274,792 shares, at
               cost                                     (876,117)     (876,117)
               Total stockholders' equity              7,321,837     6,720,930

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $23,199,917   $23,089,605

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three and Nine Months Ended April 30, 1997 and 1996
                                     (Unaudited)

                                 Three months ended      Nine months ended
                                      April 30,               April 30,
                                   1997       1996         1997        1996
          Sales                 $8,867,435 $7,981,150  $26,793,463 $26,071,602
          Cost of goods sold     6,206,512  5,665,300   18,821,566  19,552,024

             Gross profit        2,660,923  2,315,850    7,971,897   6,519,578

          Selling, general and
             administrative
             expenses            2,172,596  2,137,227    6,473,283   6,521,234

          Operating profit (loss)  488,327    178,623    1,498,614      (1,656)

          Other income and (expenses)
             Interest, net        (312,338)  (350,895)    (955,062) (1,094,076)
             Other, net             34,429    (13,735)      73,158     548,377

                                  (277,909)  (364,630)    (881,904)   (545,699)

          NET EARNINGS (LOSS)      210,418   (186,007)     616,710    (547,355)

          Accrued dividend on preferred
             stock                  15,362     15,534       47,121      23,647

          Net earnings(loss) applicable
             to common stock    $  195,056 $ (201,541)   $ 569,589 $  (571,002)

          Earnings(loss) per share
             Primary                  $.02      $(.03)        $.07       $(.07)
             Fully diluted            $.02      $(.03)         .06       $(.07)

          Weighted average number of
             common shares
             outstanding         8,119,124  7,975,624    8,119,124   7,908,957
             Fully diluted       9,490,553  7,975,624    9,490,553   7,908,957

              Conversion  of preferred shares  are anti-dilutive  in fiscal
          1996.
                            See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Nine months ended April 30, 1997 and 1996
                                     (Unaudited)

                                                                 Nine months ended
                                                                     April 30,
                                                                 1997         1996
          Increase (decrease) in cash:
          Cash flows from operating activities:
             Net earnings (Loss)                            $   616,710  $  (547,355)
             Adjustments to reconcile net earnings ( loss)
                to net cash provided by operating activities:
               Depreciation and amortization                    768,542      867,961
               Gain on sale of assets                                -      (580,576)
               Issuance of common stock                              -       181,250
               Changes in assets and liabilities:
                  Accounts receivable                          (768,531)     278,642
                  Inventories                                  (197,791)    (536,160)
                  Prepaid expenses                              (53,878)     (18,631)
                  Other assets                                 (136,705)    (200,039)
                  Accounts payable                             (101,408)     (91,925)
                  Accrued liabilities                           231,150     (318,637)

          Net cash provided by (used in) operating activities   358,089     (965,470)

          Cash flows from investing activities:
             Proceeds from sale of assets                            -     2,068,583
             Proceeds from note receivable                           -       188,135
             Advances to affiliates                                  -      (676,869)
             Purchase of property, plant and equipment         (324,499)    (107,832)
          Net cash provided by (used in) investing activities  (324,499)   1,472,017

          Cash flows from financing activities:
             Increase (decrease) in notes payable and
               long-term obligations                           (636,140)  (1,500,609)
             Proceeds from issuance of common stock                  -       200,000
          Net cash provided by (used in) financing activities  (636,140)  (1,300,609)

          NET INCREASE (DECREASE) IN CASH                      (602,550)    (794,062)

          Cash and cash equivalents - beginning of period       679,110      844,851

          Cash and cash equivalents - end of period          $   76,560   $   50,789

                                        See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                      Nine months ended April 30, 1997 and 1996
                                    (Unaudited)

                                                                 Nine months ended
                                                                     April 30,
                                                                1997         1996

          Supplemental disclosures of cash flow information:

             Cash paid during the year for Interest            $974,176   $1,136,216

          The Company in Fiscal 1996 issued 90,000 shares of its $10.00 par value preferred stock in exchange for an assignment of a $900,000 note receivable from an affiliate.

                                  See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    April 30, 1997

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

             The statements were prepared using generally accepted accounting principles. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 1996 have been omitted, even though they are necessary for a fair presentation of the financial position at April 30, 1997 and 1996 and the results of operations and cash flows for the periods then ended.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                    April 30, 1997
                                     (Unaudited)
          NOTE B - INVENTORIES

             Inventories are comprised as follows:
                                         April 30, 1997         July 31, 1996

               Raw Materials               $2,645,079            $2,781,867
               Work in process              1,489,237             1,274,832
               Finished Goods               2,381,467             2,261,293
                                           $6,515,783            $6,317,992

          NOTE C - COMMON AND PREFERRED STOCK AND EARNINGS PER COMMON SHARE

             Earnings per common share is based on the average weighted shares outstanding during the periods reported on. Fully diluted shares assume conversion of the 90,000 of $10 par value preferred stock into approximately 1,371,400 shares of common stock using an approximate market value of $.66 per share (See the following paragraph regarding any ultimate conversion).

             The Company issued on April 6, 1997 305,000 options under its qualified Incentive Stock Option Plan to certain key employees. There were 180,000 options to purchase shares at $.55 per share and 125,000 options to purchase shares at $.50 per share of the Company's $.01 par value common stock.

             On December 15, 1995, the Company closed on a Note Purchase Agreement with Allied Products Corporation ("Allied"), thereby obtaining Allied's right, title and interest in and to a certain Promissory Note and all security existing thereunder and obligations of Cooper Manufacturing Corporation ("Cooper") under this Note and the Facility Agreement formerly executed by Cooper and its shareholders in exchange for $100,0000 in cash and newly issued, 90,000 shares of, Series A, $10.00 par value, 7% Convertible Preferred stock of the Company. The promissory note was due on December 31, 1995 and demand for payment was made on Cooper and its guarantors. The preferred stock is convertible into common stock of the Company at the ratio of two shares of common stock for each share of preferred stock. Each holder of record of the shares of preferred stock is entitled to one vote per share equal to the voting rights of the common shareholders. The Company has agreed to make whole any deficiency upon conversion and subsequent sale after December 31, 1997 of the Company's common stock for less than $900,000. The Company's common stock at April 30th was trading at approximately $.66 per share which if sold at that price would require approximately 1,371,400 shares to be sold to retire the obligation to Allied. The Company is of the opinion that the consideration paid for the Allied note in the form of ELGT preferred stock will require a major adjustment as to such issuance due to Cooper's bankruptcy filing regarding the Promissory Note purchased from Allied. Any final conversion to the Company's common stock is uncertain. Accumulated and unpaid dividends on the preferred stock, the ultimate payment of which is uncertain, amounted to approximately $86,500 at April 30, 1997.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                    April 30, 1997
                                     (Unaudited)

          NOTE C - COMMON AND PREFERRED STOCK AND EARNINGS PER COMMON SHARE(Continued)

             The individuals whose stock was pledged and who personally guaranteed the Allied Note, petitioned the court on behalf of Cooper to file for protection under the U.S. Bankruptcy laws in a Houston, Texas court. A hearing was held on January 17, 1996 and reconvened on January 19, 1996 in which the court deferred any decision pending settlement negotiations between the parties. The Company believes the filing was improper as those individuals who petitioned the court as debtors in possession did not have standing for such petition. Although the outcome of any bankruptcy proceeding cannot be determined, the Company believes it has the only secured creditor position and first rights to the assets of Cooper. Further, the Company and its affiliate believe they will recover their investment and advances to Cooper. The Company had a Letter of Intent to acquire Cooper which has expired and was determined by the Company not to be pursued. Approximately, $1,200,000 is currently due from Cooper and is included in other assets in the accompanying balance sheet. This amount could be less if the adjustment on the preferred stock issued to Allied is accomplished. The debtor-in-possession is nearing completion of its final plan of reorganization which is expected to keep the Company from incurring any material loss.

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

             The following are sales, cost of goods sold and selling, general and administrative expenses for the nine months ended April 30,:
                                                      1997        1996

             Sales                                   $  -       $572,000
             Cost of goods sold                      $  -       $338,000
             Selling, general and administrative     $  -        $76,000

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                    April 30, 1997
                                     (Unaudited)

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

                                                       Three Months Ended April 30, 1997

                                             Defense                   Metal                   General
                                Electric   Electronics       Gas     Fabrication   Plastics   Corporate    Consolidated

          Sales                $1,831,259   $1,353,708    $736,515   $4,645,190   $300,763   $     -        $ 8,867,435
          Cost of goods sold    1,384,185      866,290     404,122    3,338,422    213,493         -          6,206,512
          Selling, gen. & adm.    379,772      677,194     348,051      459,069     82,380     226,130        2,172,596

          Operating profit(loss)   67,302     (189,776)    (15,658)     847,699      4,890    (226,130)         488,327

          Interest, net           (35,330)     (85,762)    (12,752)    (111,037)    (2,507)    (64,950)        (312,338)
          Other income(expense)       -          9,688      24,741          -          -           -             34,429

          Net earnings (loss)
            before income taxes  $ 31,972    $(265,850)    $(3,669)  $  736,662   $  2,383    $(291,080)     $  210,418
          Assets:
            Receivables        $1,207,270     $370,943    $277,130   $3,158,456  $144,224        $4,705      $5,162,728
            Inventory          $2,078,126   $1,588,426    $688,412   $2,061,845   $98,974        $  -        $6,515,783

            Total assets       $4,744,969   $3,083,278  $2,031,671  $10,141,752  $645,171    $2,553,076     $23,199,917

            Depreciation          $35,672      $67,926     $40,591     $103,593    $5,788        $2,456        $256,026
            Additions PP&E       $(20,327)     $42,293      $1,671      $41,105      $425        $3,399         $68,566


                                                  Nine Months Ended April 30, 1997

                                               Defense                 Metal                 General
                                  Electric   Electronics     Gas     Fabrication  Plastics   Corporate   Consolidated
          Sales                  $5,396,824  $4,795,956  $2,582,030  $13,141,828  $876,825    $   -      $26,793,463
          Cost of goods sold      4,126,799   2,954,925   1,442,015    9,653,509   644,318        -       18,821,566
          Selling, gen. & adm.    1,186,288   2,081,319   1,017,799    1,348,618   215,536    623,723      6,473,283

          Operating profit(loss)     83,737    (240,288)    122,216    2,139,701    16,971   (623,723)     1,498,614

          Interest, net            (106,005)   (251,463)    (46,854)    (349,994)   (8,288) ( 192,458)      (955,062)
          Other income(expense)      (3,447)     49,519      27,086          -         -          -           73,158

          Net earnings (loss)
            before income taxes  $  (25,715) $ (442,232)  $ 102,448   $1,789,707  $  8,683  $(816,181)    $  616,710

          Depreciation             $110,122    $195,779    $121,439     $313,214   $17,332    $10,656       $768,542

          Additions    PP&E         $39,875    $173,617     $33,673      $68,410    $5,525     $3,399       $324,499

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

          Results of Operations

             Summary. The Company reported net earnings of $210,418 and $616,710 for the three and nine months ended April 30, 1997 compared to net losses of $(186,007) and $(547,355) for the three and nine months ended April 30, 1996, respectively. Operating income increased by $316,984 and $1,441,463 to $714,457 and
          $2,122,337, respectively for the three and nine months ended April 30, 1997, the result of improved margins and reduced expenses. During the first quarter of fiscal 1996 a gain of approximately $580,000 was recorded from the sale of the test switch division and is included in other income. After giving effect to the operation sold, revenues increased by approximately $1,300,000. Gross margins improved from 29.02% to 30.01% and 25.01% to 29.75% for the three and nine month periods, respectively. Selling, general and administrative expenses as a relationship to revenues at the segment level improved slightly to 21.83% for the nine months ended April 30, 1997 an improvement of only .56%. Interest cost decreased by $139,014 due mainly to less borrowing over the nine month period in 1996, the result of the aforementioned sale and lower borrowing.

             Increases(decreases) for the nine and three months period ended April 30, 1997, as compared with the similar period of 1996, for key operating data were as follows:


                                   Three Months Ended    Nine Months Ended
                                     April 30, 1997        April 30,1997

                                  Increase      Percent   Increase    Percent
                                 (Decrease)     Change   (Decrease)   Change

          Operating Revenues       $886,285     11.10     $721,861       2.77
          Operating Income          309,704    173.38    1,500,270  90,596.01
          Earnings (Loss) before
            income taxes            396,425    213.12    1,164,065     212.67
          Net Earnings Per Share        .05    166.67          .14     200.00

               The following table represents the changes [increase/(decrease)] in operating revenues, operating income and earnings before income taxes by the respective industry segments when compared to the previous period:

                                    Three Months Ended      Nine Months Ended
                                      April 30, 1997          April 30,1997

                                   Increase              Increase
                                   (Decrease)   Percent  (Decrease)   Percent

          Operating Revenues:

            Electric                $496,425     56.01   $(260,782)   (36.13)
            Defense electronics     (449,317)   (50.70)   (539,682)   (74.76)
            Gas                       51,559      5.82     398,347     55.18
            Metal fabrication        819,666     92.48   1,216,065    168.46
            Plastics                 (32,048)    (3.61)    (92,087)   (12.75)

                                    $886,285    100.00   $ 721,861    100.00

          Operating Income (Loss):

            Electric              $   30,716      9.69   $(187,890)   (13.03)
            Defense electronics     (274,970)   (86.75)   (296,436)   (20.56)
            Gas                      175,329     55.31     418,042     29.00
            Metal fabrication        410,515    129.51   1,508,837    104.67
            Plastics                 (24,606)    (7.76)     (1,090)     (.08)

                                     316,984    100.00   1,441,463    100.00

          General Corporate           (7,280)               58,807

          Other Income (Expense)      86,721              (336,205)

          Earnings Before Income
            Taxes                   $396,425            $1,164,065

               Electric revenues in the aggregate were down for the nine months ended April 30, 1997 by $260,782. After giving effect to revenue losses for the division sold of $572,541, revenues increased by $311,759. Revenues were up by $496,425 or 37.19% for the three months ended April 30, 1997. Gross margins for the nine months changed little to 23.53% from 24.28%. Operating profits were slightly above break-even hindered by the carrying cost of the Paris, Texas facility which is currently for sale. We have recently received several serious inquiries regarding the sale of this facility. The electric segment now consists of only the Canadian meter socket and pole line hardware product lines selling almost entirely in the Canadian markets. This unit reflected an operating profit of $67,302 and $253,149 for the three and nine months ended April 30, 1997 compared to $66,188 and $229,439 for the prior periods with revenue increases of $496,425 and $311,759, respectively. Revenue increases are attributable to a stronger Canadian economy and improved customer delivery schedules.

               Defense electronics revenues for the quarter ended April 30, 1997 amounted to $1,353,708 with operating loss of $(189,776). This compares with revenues of $1,803,025 and operating profit of $85,194 for the quarter ended April 30, 1996. Nine month figures were revenues of $4,795,956 with an operating loss of $(240,288) for 1997 compared to revenues of $5,335,638 with an operating profit of $56,148 for 1996. Gross margins decreased as a percentage of revenues by .79% to 38.39% for the nine months ended April 30, 1997. With these lower revenues selling, general and administrative expenses increased as a percentage thereof by 6.85% to 43.40%. At the end of the second quarter, the defense segment had a reduction-in-force (RIF) of approximately 25 employees. The RIF in short run with its added expenses will adversely effect earnings. With the declining defense market this segment is actively seeking to expand its customer base. Texas Instruments Incorporated (TI) continues to be our largest customer. TI recently announced the sale of their defense business to Raytheon. Certain orders, although not cancelled, have been pushed out adversely affecting near term revenues. We are currently unable to assess what effect, if any, this sale could have on future operations.

               Gas revenues increased by $51,559 and $398,347 for the three and nine months ended April 30, 1997. Operating income increased by $175,329 and $418,042 for the three and nine months ended April 30, 1997, resulting in operating (loss) profit of $(15,658) and $122,216, respectively. Revenues increased in both the RECOR and Odorization product lines. These revenue increases were also accomplished with improved margins of 45.13% and 44.15%, an increase of 19.67% and 8.13%, respectively and fewer dollars spent on selling, general and administrative expenses. The warmer than customary winter season could adversely effect future performance. A new version of the RECOR product was recently introduced. This new version targets a larger market and is sold at a significantly reduced price. In the short-term, this product has slowed sales in the other RECOR product line and will require Beta testing by our customers before its sales potential can be fully realized. This segment is seeking to broaden its market in export sales.

               Metal fabrication revenues increased for the third quarter of fiscal 1997 to $4,645,190. Gross margins increased by 3.09% to 28.13% for the three months ended April 30, 1997. Nine months revenues amounted to $13,141,828 or an 10.20% increase over the previous period in fiscal 1996. Gross margins also increased by 8.71% to 26.54%. Selling, general and administrative expenses decreased by 2.29% to 10.26% of revenues, resulting in operating profits of 16.28% or $2,139,701 for the nine months ended April 30, 1997. These significant gains are attributable to increased orders in the telecommunication sector and better margins on other fabricated products. We also made dramatic improvements in efficiencies and reduced cost in the painting operations, as well as reducing cost overall.

               Plastics revenues decreased by $32,048 and $92,087 for the three and nine months ended April 30, 1997. Operating profits amounted to $16,971 for the nine months ended April 30, 1997, a change of only $(1,090). With the declining revenues the ability to further reduce expenses becomes more difficult and adversely effects operating profits. This segment is attempting to develop new products to booster its sales and earnings. Its market's remains very competitive.

               With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Operating profits increased by 3.08% and
          5.31% for the three and nine months ended April 30, 1997, the effect of more realistic margins, 30.01% and 29.75%, respectively, discussed above; and improved selling, general and administrative expense for the three and nine months ended April 30, 1997.

               Other. The Company's preferred stock is convertible into common stock of the Company at the ratio of two shares of common stock for each share of preferred stock. The Company has agreed to make whole any deficiency upon conversion and subsequent sale after December 31, 1997 of the Company's common stock for less than $900,000. The Company's common stock is trading at approximately $.66 per share which if sold at that price would require approximately 1,371,400 shares to be sold to convert the preferred shares. These shares were issued to obtain control of Cooper Manufacturing Corporation(Cooper). Final conversion to the Company's common stock is uncertain. Accumulated and unpaid dividends on the preferred stock amounted to approximately $86,500 at April 30, 1997. Cooper filed for protection under the U.S. Bankruptcy laws. The outcome of any bankruptcy proceeding cannot be determined, however, the Company believes it has the only secured creditor position and first rights to the assets of Cooper. Further, the Company and its affiliate believe they will recover their investment and advances to Cooper. Approximately, $1,200,000 is currently due from Cooper and is included in other assets in the accompanying balance sheet. The debtor-in-
          possession is nearing completion of it final plan of reorganization which is expected to keep the Company from incurring any material loss.

          Liquidity and Capital Resources

               Liquidity. Current assets of the Company totaled $12,114,823 at April 30, 1997, up from current assets of $11,697,173 at July 31, 1996, or a increase of $417,650. Current liabilities decreased by $(185,342), resulting in an increase in working capital (current assets less current liabilities) to $1,487,444 at April 30, 1997 from $884,452 at July 31, 1996. The
          Company  believes   that  its  operations   will  generate   cash
          sufficient to meet its working capital requirements and debt obligations.

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

               The Company continues to borrow under its CIT Group Credit/Finance, Inc. revolving and term loan facility. Borrowing under the revolving portion is based on eligible accounts receivable and inventory. The outstanding revolving loan balance was, approximately $2,700,000, and the term loan balance was, approximately $280,000, at April 30, 1997. The CIT loan agreement is currently being revised to provide additional funds to the Company. The term loan is being reloaded to 80% of the eligible collateral value and the advance rate for eligible receivables and inventory has also been increased. The Company anticipates an increase of approximately $1,000,000 in potential additional borrowing base.

               On December 15, 1995, the Company closed on the Note Purchase Agreement with Allied Products Corporation ("Allied"), thereby obtaining Allied's right, title and interest in and to a certain Promissory Note and all security existing thereunder and obligation's of Cooper Manufacturing Corporation ("Cooper") under this Note and the Facility Agreement formerly executed by Cooper and its shareholders in exchange for $100,0000 in cash and newly issued, 90,000 shares of, Series A, $10.00 par value, 7% Convertible Preferred stock of the Company. The promissory note was due on December 31, 1995 and demand for payment was made on Cooper and its guarantors. The Company had a Letter of Intent to acquire Cooper which has expired and was determined by the Company not to be pursued. Approximately, $1,200,000 is currently due from Cooper and is included in other assets in the accompanying balance sheet. (Also see Note C to the Condensed Consolidated Financial Statements.)

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

          Dividend Policy

               No cash dividends have been declared by the Company's Board of Directors since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize it cash flow to invest in its businesses. Cumulative dividends on the Series A, 7% Convertible Preferred Stock, have not been paid and amounted to approximately $86,500 as of April 30, 1997.

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

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company held its annual stockholders meeting on April 4, 1997. The following individuals were elected as directors until the Company's next annual meeting:

               S. Mort Zimmerman
               Daniel A. Zimmerman
               Edmund W. Bailey
               Fred M. Updegraff
               James J. Ling
               Dick T. Bobbitt

               Jackson & Rhodes P.C. appointment as auditors was ratified with 6,485,255 affirmative votes and 44,904 against.

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





          Dated: June 2, 1997