Form 10-K
period 1997-07-31
ELECTRIC & GAS TECHNOLOGY INC
filed 1997-10-27
CIK 785819

UNITED STATES
                           SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K
      (Mark One)
      ( X )          ANNUAL REPORT  PURSUANT TO SECTION 13  OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                              For the fiscal year ended July 31, 1997

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

          At October 17, 1997, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $5,345,000. At such date there were 8,030,624 shares of the registrant's Common Stock outstanding.

          PART I

          Item 1.  Business

          General

          Electric & Gas Technology, Inc.("the Company"or "ELGT") was organized under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. In April, 1985, the Company (i) acquired from Commercial Technology, Inc. ("COMTEC"), an affiliated company, all of the stock of Reynolds Equipment Company ("Reynolds") for stock of the Company and (ii) acquired from a subsidiary of COMTEC all of the stock of Retech, Inc. ("Retech") [formerly Test Switch Technology, Inc.("Test Switch"), formerly Superior Technology, Inc. ("Superior")] for stock of the Company. In 1988, the Company acquired 85% (and subsequently 100%) of the stock of Data Automation Company, Inc. ("DAC") from Video Science Technology, Inc., formerly an affiliate of COMTEC and of the Company; DAC owned 100% of Domac Plastics, Inc. ("Domac") and Logic Design Metals, Inc. ("Logic"). Domac was subsequently sold. During 1992 Logic merged into DAC, its parent, and DAC changed its name to Logic Design Metals, Inc. and is referred to herein as "Logic". In June 1986 Superior acquired from Petro Imperial Corp. (A subsidiary of COMTEC) its ownership in American Brass, Inc. ("ABI"). Fridcorp Plastics, Inc. ("Fridcorp") was acquired by the Company in January, 1992, in exchange for 162,000 shares of Company Common Stock. Hydel Enterprises, Inc. ("Hydel") [formerly Stelpro Limited ("Stelpro")] was acquired by the Company in April, 1992, in exchange for 166,474 shares of Company Common Stock and $1,100,000 (Cdn. funds)(April 30, 1992, exchange rate: .8370). On August 1, 1992, Hydel acquired all of the outstanding capital stock of Hydel Engineering Limited ("Hydel Engineering") for cash and notes payable of approximately $719,000 ($850,000 Cdn.). Hydel Engineering was merged into Hydel effective August 1, 1995. The number of shares of Company Common Stock issued in the acquisitions of Fridcorp and Hydel was, in each case, determined through arms-length negotiations. Superior Magnetics, Inc. ("SMI") was formed by the Company to acquire the operating assets of the business operations of Denison Magnetics of Texas Instruments Incorporated on November 30, 1992 for cash and deferred payments of approximately $2,900,000. The Company incorporated Atmospheric and Magnetics Technology, Inc. ("AMT") on June 10, 1996 under the laws of the State of Texas. AMT which remain dormant during most of Fiscal 1997 was formed to undertake the Company's venture into the water industry.

          The Company presently is the owner of 100% of Retech, which currently owns 80% of ABI and the Company owns 91.5 % of AMT and 100% of Reynolds, Hydel, SMI and Fridcorp, and, through such subsidiaries, operates in five distinct business segments: (1) production of atmospheric water, filtration and enhanced water products (AMT); (2) the manufacture and sale of natural gas measurement, metering and odorization equipment (Reynolds); (3) the manufacture and sale of electric meter enclosures and pole-line hardware for the electric utility industry and the general public (Hydel and Retech); (4) the design and manufacture of defense electronic components (SMI); and (5) the manufacture of vacuum-form and injection-mold products (Fridcorp). The entrance into the Water Industry will be the major focus for the future development and growth on the Company. Effective July 31, 1997, the Company discontinued the operations of its metal fabrication segment which previously was engaged in the manufacture and sale of precision metal enclosures for telecommunication and computer equipment (Logic). The Company sold its Canadian heating division and its U.S. meter socket and Test Switch divisions during fiscal 1996 and 1995. These operations were part of the electric segment. The Company's Headquarters is located at 13636 Neutron Road, Dallas, Texas 75244. Its telephone number is
          (972) 934-8797 and its facsimile number is (972) 991-3265.

          Financial Information by Segment

               The  following  table  depicts  revenues,  operating  income
          (loss) from continuing operations and identifiable assets of the Company by segment, for the fiscal years ended July 31,:

                               Year Ended      Year Ended      Year Ended
                              July 31, 1997   July 31, 1996   July 31, 1995

          Revenue

          Water               $    75,234     $       -        $        -
          Gas                   3,135,249       2,935,326         3,143,711
          Electric              7,744,912       7,575,126        16,167,174
          Defense electronics   5,799,455       7,013,706         6,577,333
          Plastics              1,176,399       1,275,673         1,369,693

          Operating Income (Loss):

          Water               $  (212,742)    $       -        $        -
          Gas                      40,784        (646,568)           75,643
          Electric                161,043         324,602           659,788
          Defense electronics  (1,212,197)       (279,348)          (95,196)
          Plastics                 (2,242)         48,451           (25,483)

          Identifiable Assets:

          Water               $   954,690     $        -       $         -
          Gas                   1,882,753        2,198,034         2,493,657
          Electric              4,828,751        4,648,198         8,596,181
          Defense electronics   2,140,005        3,581,838         3,974,844
          Plastics                681,089          655,493           788,769
          Corporate            14,877,315        2,694,693         2,503,133

          Geographic information

          Financial  data by geographic area for the fiscal year ended July
          31, 1997 are as follows:

                                                Operating
                                                 (loss)         Identifiable
                                 Sales           Income            Assets

          United States       $10,186,337      $(1,582,783)     $  6,445,677
          Canada                7,744,912          357,429         4,041,611
          Total               $17,931,249      $(1,225,354)      $10,487,288

          Water (AMT)

          History

          Atmospheric & Magnetics Technology, Inc. (AMT) was incorporated June 10, 1997 under the laws of the State of Texas. AMT was created by the Company to exploit the opportunities in the Water Industry. AMT has just recently begun to do so.


          Products

          AMT owns patented technology that extracts water from the atmosphere, turning it into clean drinking water, known as the "Watermaker," "Wet Air" and "Infinite Fountain of Water." Additionally, AMT holds agreements for the distribution of:

                 The patented Vortex  water filter for the Philippines
               that  utilizes  ultraviolet,  ozonization   and  carbon
               filtration.

                 The patented Sunroc  Water Cooler for the Philippines
               that provides both cold and hot water once connected to a water source.

                  Exclusive  (Philippines)  and  non-exclusive  (Worldwide)
               rights to the sale of turnkey bottled water plants and peripherals manufactured by International Water Technology Corp.

          AMT also holds licensing agreements for the distribution of Oxygenated, spring, purified and filtered bottle water products under the "Ironman" trade-name for the world.


          Industry, Customers and Competition

          Industry. AMT operates in an industry that supplies potable drinking water equipment to all segments of commercial, industrial and consumer markets. This equipment is used to extract water from the atmosphere, filter water, purify water, store water and both chill or heat water. AMT estimates that the industry develops sales of several billion dollars, This industry estimate is expected to grow significantly every year as potable drinking water continues to become more scarce worldwide.

          Customers. AMT sells to distributors, who in turn sell commercially (Hotels, Professionals, Schools, Clinics, etc.), industrially (Mining, Offshore Oil Drilling, Manufacturing, etc.) and to consumers (Health Food Stores, Health Clubs, General Food Channels, etc.) domestically and internationally. Product lines are sold direct and through traditional distribution channels.

          Competition. AMT's atmospheric technology is leading edge with no significant direct competition. However, the indirect filtration and bottled water alternative potable drinking water sources are well developed worldwide. The atmospheric water niche is yet to be clearly defined at this time, but "point of use" applications are plentiful.

          Marketing

          AMT, through its marketing division "Aquamerica," is aggressively pursuing well established organizations in the Pacific Rim (Philippines, Malaysia, Indonesia, Singapore, etc.) and several other regions where potable drinking water is scarce or non-existing.

          Employees

          As of July 31, 1997 this segment had no employees and has been conducting its preliminary work through the use of consultants. This segment now has one full time employee. Administrative services have been provided by the Company.

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

          Competition. Reynolds operates in a competitive industry that is not dominated by one or a few large companies. It is a major factor in the sale of chart drives. Its principal competitors are Mercury Instruments, Inc., American Meter Company, Equimeter Incorporated, YZ Industries and others.

          Employees

          Reynolds employs approximately 25 persons, including 2 company officers and 11 administrative clerical personnel. None of the employees is represented by a labor union or other labor association, and relations with its employees are considered excellent. Reynolds has never experienced nor anticipates a strike or other work stoppage.

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

          Competition-Hydel. Hydel faces extreme Canadian competition for sales of its electric utility supply products primarily from two electric utility supply manufacturers, Thomas & Betes and Commander. Pole line hardware's main competitors are Salcan and Almet.

          Competition-Retech. Retech faced competition from numerous competitors. There was no single dominant competitor in the industry. Retech's chief competitors were Milbank Manufacturing Co., Inc., Meter Devices, Inc. and States Electric, Inc.

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

          Employees

          Hydel.   Hydel  currently employs  52  persons, including  10  in
          administrative and sales positions. None of the employees is represented by a labor union or other labor organization. Hydel enjoys good relations with its employees and has never experienced a strike or work stoppage. The jobs encompassed in Hydel's manufacturing operations do not require highly skilled workers, except in a few positions.

          Retech. Retech currently has no employees. In prior years the work force ranged from 150 to 20 persons, including administrative and sales positions. The hourly paid employees were represented by a local of the International Brotherhood of Electrical Works (A.F.L.-C.I.O.).

          Defense electronics (SMI)

          History

          Superior Magnetics, Inc. ("SMI") was incorporated in the state of Texas on August 31, 1992 for the purpose of acquiring the magnetics operations from Raytheon T.I. Systems Inc.(RTI), formerly Texas Instruments Incorporated. SMI began business on December 1, 1992 with an already established reputation as a major producer of magnetics-based transformers, inductors, radar modulators and high density devices for the defense and commercial clientele. SMI maintains its manufacturing and executive offices at 3401 Texoma Drive, Denison, Texas 75020.

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

          Customers.   SMI's  principal  customer is  RTI.   SMI  has  been
          successful in broadening its customer base to include other defense contractors, such as Boeing and others.

          Competition. SMI's current market is principally with RTI where it must compete with other vendors for the sale of magnetic products to RTI. SMI is a certified supplier to RTI. SMI has an active marketing program underway to broaden its customer base. Such efforts are resulting in new orders from other defense contractors. The market is highly competitive. SMI is believed to have one of the best design capabilities and exacting manufacturing standards (ISO 9001), including the latest in design and manufacturing processes (6-Sigma reliability standards).

          Marketing

          SMI has an in-house sales staff which works closely with the design engineering in submitting proposals to potential customers. SMI also engages 8 manufacturing representatives throughout the United States.

          Raw Materials

          Metal cores, wire and compounds comprise the bulk of primary raw materials for SMI'S products. There is a readily available supply of such materials and SMI doesn't foresee any difficulty in procuring such materials in the future.

          Employees

          SMI employs approximately 79 full-time employees, including 41 clerical, engineering and administrative employees and approximately 38 hourly-paid plant workers. None of its employees is represented by a union or other labor organization and relations with employees are considered good. SMI has never experienced nor anticipates a strike or other work stoppage.

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

          Products

          Fridcorp has two divisions, one of which manufactures injection-mold plastic products ("Molding") and the other of which manufactures vacuum-form plastic products ("Forming"), as well as tooling utilized in such operations. Molding's primary products are plastic bases for boat seats and hatch covers. Such product is proprietary in nature. Only one other company is known to compete against Fridcorp for sales to boat manufacturers.
          Forming provides customer tooling for a particular customer's requirements and vacuum-mold manufacturing of various products. The primary products of Forming are display cases and accessories for express optical products retailers and parts sold in the air conditioning and automobile parts aftermarket.

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

          Customers. Fridcorp sells its injection mold products, primarily plastic bases for boat seats and hatch covers, to boat seat manufacturers and directly to boat manufacturers. It sells its vacuum-form plastic products, primarily jobbed products, to a wide range of customers.

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

          Employees

          Fridcorp employs approximately 23 persons on a full-time basis, of which 7 work in the Forming division, 12 persons are in the Molding division and 4 perform administrative functions. None of its employees is represented by a union or other labor organization and relations with employees are considered good. Fridcorp has never experienced nor anticipates a strike or other work stoppage.

          Discontinued  operations-Metal  fabrication  (LOGIC)   and  Metal
          extraction (ABI)

          Logic Design Metals, Inc. ("Logic") was incorporated in Texas on March 16, 1977 and became part of the Company in 1988. Logic manufactured customized, precision-formed metal enclosures for the telecommunications and computer industries. Effective July 31, 1997, the Company sold Logic and accordingly, the former metal fabrication segment has been treated as a discontinued operation.

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

          Hydel leases one industrial building in metropolitan Toronto, Ontario. The Scarborough facility is leased until March 2002 and contains approximately 67,000 square feet, including approximately 7,000 square feet of office space. In addition, Hydel owns a 22,000 square foot manufacturing and office space on approximately 7 acres of land located in Welland, Ontario. Such facility provides 20,000 square feet of manufacturing and 2,000 square feet of office space.

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

          Retech had occupied an industrial building in Canton, Ohio (leased) which was assumed by the purchaser of Test Switch operations. The Paris, Texas facility (owned) was vacated as result of the sale of the meter socket division in April 1995. This facility, consists of a vacant industrial building containing approximately 80,000 square feet of space, including approximately 3,000 square feet of office space. The Company currently has a pending contract for sale of the land and building.

          Item 3.   Legal Proceedings.

          The former manufacturers representative of Logic, Ammon & Rizos Co, has filed a suit against the Company, the Company's chairman of the board, Logic, and New Logic Design Metals, Inc. ("New Logic")(the purchaser of the assets) for unpaid fees, assumed by New Logic and a previous adjustment in prior fees plus prospective fee from New Logic's sales. The case is in early stages of discovery; management believes there will be no material effect on the Company.

          Allied Products Co has sued the Company under the Preferred Stock issued by the Company in connection with its investment in Cooper Manufacturing Corporation ("Cooper") and the rights pertaining thereto. The suit was filed in the Eastern District of Illinois (Chicago) and currently, all activity is directed at jurisdictional issues. The Company has filed a counter suit alleging security  violations  (10b5)  demanding  return  of  its
          Preferred Stock. In addition, the Company has been advised by the Cooper debtor-in-possession that they plan to initiate litigation claiming preference violations by Allied. The ultimate resolution of this case will depend in part upon the outcome of the Cooper bankruptcy case which will shortly be voting on a Plan of Reorganization. The Company reserved its investment at July 31, 1997 to $350,000, the anticipated cash payment under the debtor's Plan. Management does not believe that this suit will have any further material effect on the Company.

          Item 4.   Submission of Matters to a Vote of Security Holders.

          (a)  Annual meeting of stockholders, April 4, 1997.

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

          (b)  Stock Prices and Dividend Information

          The  following  table sets  forth the  range  of "Bid"  and "Ask"
          prices, by quarters, since July 31, 1994, as compiled by NASDAQ and representing prices between dealers which does not include retail markups or commissions, thus, such prices may not represent actual transactions.

          Fiscal year ended July 31, 1997:
                                             High             Low

          First Quarter                     1-5/16           11/16
          Second Quarter                       3/4             1/2
          Third Quarter                      15/16           15/32
          Fourth Quarter                     2-1/8          1-9/16

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

          Fiscal year ended July 31, 1995:
                                             High             Low

          First Quarter                     2-9/16            1-1/2
          Second Quarter                     2-5/8          1-13/16
          Third Quarter                     3-7/16            2-1/8
          Fourth Quarter                     3-1/8           2-5/16

          No dividend has been paid on the Common Stock by the Company and payment of dividends in the foreseeable future is not anticipated. Cumulative and unpaid dividends of 102,353 as of July 31, 1997 must be paid on preferred stock before any dividends can be paid on Common Stock.

          As of July 31, 1997 there were 486 holders of record of the Common Stock of the Company, exclusive of beneficial ownership through brokerage firm nominee name.

          UNITS OF COMMON STOCK AND WARRANTS

          The Company has issued warrants to an investment banking firm to purchase 150,000 and 300,000 shares of common stock at $2.00 and $2.30 per share, respectively. The warrants are protected against dilution and expire July 31, 2001 and September 15, 2001, respectively. The warrants contain piggyback registration rights and the agreement allows the warrants holders to request registration of the warrants, if unregistered, between January 1, 1999 and July 31, 2002. The Company has not recorded any expense relating to the warrants since the exercise price exceeded the market price at the date of issuance.

          In connection with the Company's financing agreement with The CIT Group/Credit Finance, Inc. in 1994, the Company issued warrants to purchase 25,000 shares of common stock of the Company at $4.25 per share. Such warrants are exercisable in whole or part on or before November 24, 1998 and have piggy-back rights with respect to any shares to be registered by the Company.


          Item 6.  Selected Financial Data.

          STATEMENT OF OPERATIONS DATA:

          (In dollars, except shares outstanding)
              Fiscal Years Ended July 31,
                                     1997         1996         1995         1994         1993

          Revenues                $17,931,249  $18,799,831  $27,257,911  $31,493,417  $30,586,168
          Gross Profit              5,046,161    5,279,632    8,116,397    7,810,570   10,226,537
          Selling,  G&A  Expense    7,932,042    6,731,128    8,569,054    9,140,938    8,604,004
          Other Income (Expense)   (2,239,761)  (3,154,070)     615,821   (1,125,514)    (638,892)
          Earnings (Loss) from
           Continuing Operations   (4,912,270)  (4,605,566)     218,060   (2,114,157)     812,440
          Net Earnings (loss)       9,362,399   (5,032,551)     850,577   (6,106,377)     981,189
          Net Earnings (loss)
            per Share                    1.07         (.66)         .11         (.80)         .13
          Weighted Average
            Number of Shares
            Outstanding             8,659,365    7,635,624    7,615,474    7,634,432    7,353,489

          For additional information with respect to reclassification for discontinued operations and acquisitions and dispositions see note 2 to the consolidated financial statements.

          BALANCE SHEET DATA:
                                                         As of July 31,
                                     1997         1996          1995         1994         1993

          Total Assets            $25,364,603  $15,094,090  $20,336,094  $22,164,220  $31,059,113
          Long-Term Obligations     2,921,669    2,349,579    2,514,768    2,735,462    3,181,440
          Shareholders' Equity     16,041,119    6,720,930   10,427,861    9,289,363   15,301,380

                Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Background

          The Company, through its subsidiaries, operates within five separate industries. These are (i) production of atmospheric water, filtration and enhanced water products; (ii) the manufacture of natural gas measurement equipment and gas odorization products; (iii) the manufacture and sale of metal enclosures and other electrical equipment for use in the electric utility industry; (iv) the manufacture and sale of defense electronic components; and (v) the manufacture of vacuum-form and injection-mold products.

          Results of Operations

          The discussion below relates to the Company's operations during the fiscal years ended July 31, 1997, 1996 and 1995.

          Summary. The Company reported net earnings (loss) from continuing operations of $(4,912,270), $(4,605,566) and $218,060 and net earnings (loss)  of $9,362,399, $(5,032,551) and $850,577 for fiscal years 1997, 1996 and 1995, respectively. The 1997 substantial increase in net income was attributable to improved earnings in the discontinued metal fabrication segment of $1,627,730 and the gain of $12,646,939 on the sale of this segment. Losses from continuing operations were from the electric segment performing less profitable than during 1996, the plastic segment's breakeven performance and substantial losses in the defense segment. The defense segment has experienced declining sales, tighter margins and an additional obsolescence charge of approximately $458,000 against inventory. Also, corporate expenses have increased due to legal and other cost associated with the Company's investments and venture into the water business. The Company's investments in Refinery Consolidated Technology, Inc. and Cooper Manufacturing Corporation were also reserved at July 31, 1997. The 1996 losses are primarily related to the following events: (i) a default on obligations owed the Company by the purchaser of the U.S. meter socket division of approximately $1,800,000; (ii) obsolescence on certain inventories of approximately $600,000; (iii) write-off of the remaining Trans Metals, Inc. assets of approximately $391,000; (iv) and investment losses of approximately $1,000,000. Also, see discussion of individual segments for items which adversely affected those operations during fiscal 1997 and 1996. The increase in earnings between 1994 and 1995 from continuing operations before income tax was $2,332,217 or 110.31% which is attributable to the Electric segment offset by decreases in Defense, Gas and Plastic segments. The increase in operating profits was $1,422,573 and decreases of $(23,874), $(132,850) and
          $(92,027), respectively. Earnings (loss) per common share were $1.07, $(.66) and $.11 in fiscal 1997, 1996 and 1995, respectively.

                                       For the Years Ended July 31,
                                            1997                          1996


                                     Increase    Percent        Increase      Percent
                                    (Decrease)    Change       (Decrease)      Change

          Operating Revenues        $(868,582)    (4.62)     $(8,458,080)     (31.03)
          Operating Income           (672,491)  (121.64)      (1,167,615)     189.93
          Earnings (Loss) from
             continuing operations
             before income taxes     (306,704)    (6.66)      (4,823,626)  (2,212.06)
          Net Earnings Per Share         1.73    262.12             (.77)    (700.00)

          The following table represents the changes [increase/(decrease)] in operating revenues, operating income and earnings from continuing operations before income taxes by the respective industry segments when compared to the previous period:

                                         For the Years Ended July 31,
                                            1997                         1996
                                     Increase                   Increase
                                    (Decrease)   Percent       (Decrease)     Percent

          Operating Revenues:

            Water                   $  75,234      8.66      $       -            -
            Gas                       199,923     23.02         (208,385)      (2.47)
            Electric                  169,786     19.55       (8,592,048)    (101.58)
            Defense electronics    (1,214,251)  (139.80)         436,373        5.16
            Plastics                  (99,274)   (11.43)         (94,020)      (1.11)

                                    $(868,582)   100.00      $(8,458,080)     100.00

          Operating Income (Loss):

            Water                  $ (212,742)  (31.63)      $       -            -
            Gas                       687,352   102.21          (722,211)     (61.85)
            Electric                 (163,559)  (24.32)         (335,186)     (28.71)
            Defense electronics      (932,849) (138.72)         (184,152)     (15.77)
            Plastics                  (50,693)   (7.54)           73,934        6.33

                                     (672,491)  100.00        (1,167,615)     100.00

          General Corporate          (761,894)                   168,776
          Other Income (Expense)    1,127,681                 (3,824,787)

          Earnings from Continuing
            Operations Before Income
            Taxes                   $(306,704)               $(4,823,626)

          Water revenues amounted to $75,234 which were essentially sales of a few demonstrators of this segments "Watermaker" product. Expenses were $287,976, included early development of a business plan and marketing expenses. While the Company has been working on this project for sometime, only recently has any meaningful activity taken place.

          Gas revenues increased (decreased) by $199,923, $(208,385) and $(276,360) or 6.81%, (6.63%) and (8.08%) in fiscal 1997, 1996 and
          1995, respectively. During fiscal 1997, this segment developed the next generation of their "Recor" product line. This product is currently being tested by customers and has slowed sales on the first generation "Recor." It is not expected to create meaningful additional revenues until fiscal 1998. During fiscal 1996, sales of the "Recor" were relatively unchanged with most of the sales decline occurring in the odorization systems due to increased industry competition. Operating income (loss) was $40,784, $(646,568), and $75,643 for fiscal 1997, 1996 and 1995, respectively. The 1996 loss resulted from inventory obsolescence of approximately $385,000 and declining revenues with staffing levels anticipating higher demand for the Company's Recor product which did not materialize. The consolidations and mergers currently taking place in the utility industry and the warmer than average winters have also contributed to the lower product demand.

          Electric revenues increased slightly by $169,786, the effect of an increase in Canada of $742,327 offset by the U.S. sales decline of $572,541 which was the loss of the first quarter sales of the sold Test Switch business. Revenues declined by $8,592,048 during fiscal 1996 to $7,575,126 the result of the sales of the meter socket business in April 1995 and the test switch business in October 1995 for the U.S. operations and the sale of the heating business in the Canadian operations in January 1995. The 1995 revenues decreased by $(3,271,111) or decreases in the Canadian operations of $(2,278,154) and U.S. operations of $(992,957). Operating income for 1997 decreased by $(163,559) the effect of continuing cost associated with the U.S. plant located in Paris, Texas while Canadian operations performed similar to the prior year. There is a sale pending on the Paris property. Operating income for 1996 decreased by $(335,186) the net effect of increased operating income of $965,015 for the Canadian operations and a decrease of $(1,300,201) in U.S. operations, the result of the aforementioned business sales during fiscal 1996 and 1995. Operating income for 1995 increased for Retech by $674,869 and $747,704 in the Canadian operations or a total increase of $1,422,573. The decline in revenues is attributed primarily to the sale in January 1995 of the heating division of Hydel and the sale in April 1995 of the meter socket division of Retech. Operating profits, however, improved substantially on these lower sales, returning this segment to a positive contributor to the Company's profits.

          Gross profit margins were 24.34%, 24.51% and 22.59% for fiscal 1997, 1996 and 1995, with selling, general and administrative expenses as a percentage of sales for the same period of 22.26%, 20.22% and 18.51%, respectively. Selling, general and administrative expenses have increased as a percentage of sales due to lower sales from sold operations and carrying cost associated with aforementioned plant building which was not sold with the meter socket business.

          Defense electronics sales decreased by $(1,214,251) to $5,799,455 during fiscal 1997 due to cutbacks in defense spending, consolidation in the industry and the older defense programs completing production. The 1996 increase in revenue was due to new customers and the F22 tactical fighter program increasing greater than decreases in older programs slowly terminating. The operating losses between 1997, 1996 and 1995 increased by $(932,849), $(184,152) and $(23,874), the result of declining revenues and obsolescence reserves of approximately $458,000 and $214,000 against certain inventory in 1997 and 1996, respectively, which in a large part was inventory acquired in the original purchase from Texas Instruments.

          Gross margins for fiscal 1997, 1996 and 1995 were 27.58%, 33.19% and 42.78%. Current margins reflect the additional reserves charged against cost of sales and lower margins normally associated with new programs. Selling, general and administrative expenses were 48.48% in 1997, 37.17% in 1996 and 44.22% in 1995 as a percentage of sales with fiscal 1997 reflecting significant lower sales and during fiscal 1996 reflecting cost cutting and reductions in overhead expenses.


          Plastics revenues declined by $(99,274) and $(94,020) during fiscal 1997 and 1996, operating profits decreased by $(50,693) to a negative $(2,242) after having increased by $73,934 to a positive $48,451. Revenues increased slightly by $109,111 or 8.66% in 1995. Both the increase and decline in operating profits were directly related to manufacturing problems occurring during fiscal 1995 which required replacement and additional maintenance on key injection molding equipment.

          Expense relationships to the various changes in revenues effecting cost of sales and selling, general and administrative expenses are as follows. Cost of sales as a percentage of revenues amounted to 71.86%, 71.92% and 70.22% for the years ended July 31, 1997, 1996 and 1995, respectively. Selling, general and administrative expenses as a percentage of revenues were 34.89%, 31.02% and 27.52% for the years ended July 31, 1997, 1996 and 1995, respectively.

          Liquidity and Capital Resources

          Liquidity. Cash flow from (used by) operating activities amounted to $(1,527,027), $(764,230) and $(1,131,612) for fiscal years
          1997, 1996 and 1995, respectively. Operating cash flow has been supplemented by cash made available from the proceeds on the sale of the various segment and operating divisions.

          Current assets of the Company totaled $21,008,185 at July 31, 1997, up from current assets of $7,722,681 at July 31, 1996. Current liabilities increased from fiscal 1996 to fiscal 1997 by $295,230, resulting in an increase in working capital (current assets less current liabilities) to $14,689,374 at July 31, 1997, from $1,749,100, an increase of (739.82%). This increase was the result of the sale of the metal fabrication segment. The Company believes it has sufficient cash to meet its working capital requirements and debt obligations.

          Capital Resources. Hydel has a working capital line-of-credit with a Canadian bank in the amount of $1,560,000. The Canadian credit facility is secured by receivables and inventories of Hydel.

          In November 1993 the Company began a five-year financing arrangement with the CIT Group Credit/Finance, Inc. (CIT). Their original total commitment to the Company amounted to $7,000,000 of term and revolving credit at 2.75% above prime. However, the maximum amount to be borrowed is determined based upon eligible collateral, including equipment, receivables and inventory and has been reduced due to the operations sold. Borrowing under this financing amounted to $767,902 in term debt and $631,788 in revolving debt at July 31, 1997.

          The Company received $1,000,000 in proceeds from an SBA mortgage loan which was funded on September 23, 1994. Such proceeds were added to working capital.

          The Company sold one segment in fiscal 1997 and one division in fiscal 1996 and two divisions in fiscal 1995 receiving approximately $20,828,385, $2,068,583 and $3,492,093, respectively in cash proceeds which were used to pay current obligations, reduce debt and provide additional working capital.


          Capital Expenditures

          The Company purchased equipment consisting of normal asset acquisitions and replacement of approximately $261,504, $181,643 and $277,848 during fiscal 1997, 1996 and 1995, respectively.
          The Company does not anticipate any other significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries. The Company may, from time to time, purchase such machinery and equipment provided such assets serve as additional collateral for outstanding loans to the Company (and its subsidiaries).


          Dividend Policy

                No cash dividends have been declared on common stock by the Company's Board of Directors since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize its cash flow to service debt, for working capital and capital additions, and to finance expansion of its operations. Cumulative dividends on the Series A, 7% Convertible Preferred Stock, have not been paid and amounted to $102,353 as of July 31, 1997. Further, additional dividends of $15,879 were due on September 30, 1997

          Other Business Matters

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

          Item 8.   Financial Statements and Supplementary Date.

               Information required by this item appears in the Consolidated Financial Statements and Auditors' Report of Electric & Gas Technology, Inc. and Subsidiaries for July 31, 1997, 1996, and 1995 as listed under Item 14.

          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               There have been no disagreements on accounting and financial disclosure.

                                       PART III

          Item 10.  Directors and Executive Officers of Registrant

          (a) During fiscal year ended July 31, 1997, the following persons served as directors of Registrant:

                                                                             Shares
                                                                          Beneficially
                                                           Director      Owned (%) of
               Name and Age                 Position         Since        Outstanding

          S. Mort Zimmerman (70)    Chairman of the Board,    1985     831,240      9.66%
                                    President and Director

          Daniel A. Zimmerman (36)  Sr.  Vice President       1989     370,131     4.30%
          and Director

          Edmund W. Bailey (55)     Vice  President, Chief    1994      52,221     0.61%
                                    Financial Officer and
                                    Director

          Fred M. Updegraff (63)    Vice President,           1987      76,073     0.88%
                                    Treasurer and Director

          Dick T. Bobbitt (72)      Director                  1997         -

          James J. Ling (74)        Director                  1997         -

          S. Mort Zimmerman and Daniel A. Zimmerman are father and son.

          (b)   Executive Officers:

                     The Executive Officers of Registrant are:

                     See (a) above.

                     Marie W. Pazol, Secretary

          BACKGROUND

          S.  Mort Zimmerman:     Mr. Zimmerman is  Chairman of  the Board,
          President and Chief Executive Officer of the Company since its formation in March 1985.

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

          In 1965 Mr. Zimmerman formed the first "one-bank holding company" of its kind in the United States and which later served as a model from which many bank holding companies were formed. He served as Chairman of the Board of four individual banking institutions, three of which were located in Florida (Springs National of Tampa, Metropolitan of Miami and Mercantile National of Miami Beach) and New York City (Underwriters Trust). After obtaining a public underwriting these banks were sold to others. In 1967 Intercontinental Industries, Inc. was organized and Mr. Zimmerman served as its Chairman and Chief Executive Officer. This diversified holding company was primarily engaged in the operations of Intercontinental Manufacturing Company, a weapons manufacturer that was later sold. Through his research and development in the field of video X-ray and imaging, Mr. Zimmerman caused the organization of Video Science Technology, Inc. in 1981 to exploit the inventions for which he was awarded two U. S. Patents. Patents awarded include: Television Camera-Video Amplifier and Blanking Circuits-1958, Electronic Thermometer-1963, Video-X-Ray Imaging System and Method-1977, Video System and Method for Presentation and Reproduction of X-Ray Film Images-1977, Electromagnetic Radio Frequency Excited
          Explosion Proof Lighting Method and System-1986, and Laser Display of an Electronically Generated Image Signal-1987. Recently, Mr. Zimmerman participated as a co-inventor on new Electronic Refrigeration technology to which patents are pending.

          Daniel A. Zimmerman: Mr. Zimmerman was elected Senior Vice President in 1991 and was re-elected as a Director of the Company in 1990 (Mr. Zimmerman served as a director from March, 1985 to January, 1988). Mr. Zimmerman is presently serving as President and Director of Reynolds and Vice President and Director of Superior. He also serves as Vice President Marketing for SMI since its inception, December 1, 1992. He received his Liberal Arts Degree from Austin College in Sherman, Texas in May, 1982.

          Edmund W. Bailey, CPA: Mr. Bailey has served as Vice President and Chief Financial Officer of the Company since March, 1992. He was elected a member of the Board of Directors May 1994. From January 1989 to March, 1992, Mr. Bailey was a shareholder in the public accounting firm of Jackson & Rhodes P.C., Dallas, Texas. From August, 1987 to December, 1988, Mr. Bailey served as Vice President and Chief Financial Officer of Southern Foods Group, Inc., an independent milk producer. From May, 1986 to July, 1987, he was with the public accounting firm of Pannell Kerr Foster, Dallas, Texas. Prior experience included 16 years in public accounting with Fox & Company and Arthur Young & Company (now Ernst & Young). Mr. Bailey earned a B.S. degrees in Business from Monmouth College, West Long Branch, New Jersey, and an M.B.A. degree from Southern Methodist University, Dallas, Texas. Mr. Bailey is licensed in the State of Texas as a Certified Public Accountant.

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

          Dick T. Bobbitt: Mr. Bobbitt has been president of VEC Technology, Inc. (VEC) since August 1991. VEC is a consulting firm involved in research and development of new products. Mr. Bobbitt was one of the founders of American Technological University and served as Chairman of the Board from 1973 to 1979. Prior years were spent with RCA Corporation and Random House Publishing Co.

          James J. Ling: Mr. Ling is co-founder, chairman and chief executive officer of Empiric Energy, Inc. since November 1992. Mr. Ling founded Ling Electronics in 1955 and through a series of mergers and acquisitions which includes, Temco Aircraft Corporation, Chance-Vought, The Wilson Company, Braniff Airlines, Jones & Laughlin and National Car Rental, guided the conglomerate Ling-Temco-Vought (LTV) to a position among the largest companies in the Nation with annual sales of $3.2 billion. Mr. Ling resigned in 1971. Since 1985, Mr. Ling has been President of Hill Investors, Inc., a company organized to hold oil and gas investments and which also offers business consulting services.

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



          Item 11.  Executive Compensation

          Summary Compensation Table


                                                                                               Long Term Compensation
                             Annual Compensation                            Awards                Payouts
                                                          Other     Restricted  Number of Shares   Long Term
                                                          Annual      Stock       Covered By    Incentive Plan    All Other
Name and Principal  Year     Salary         Bonus      Compensation   Awards     Option Grant      Payout       Compensation
  Pposition
S. Mort Zimmerman   1997    $239,760 (a)  $333,400(b)     $   -          -         212,000           -                -
Daniel A Zimmerman  1997    $ 97,596       $59,802(b)     $   -          -          31,667           -           $19,629 (d)
Edmund W. Bailey    1997    $108,000       $59,802(b)     $   -          -          36,666           -            $2,160 (c)
Gabriel Prieto      1997    $106,950        $3,380(b)     $   -          -          16,667           -           $12,797 (d)
S. Mort Zimmerman   1996    $219,400 (a)   $14,166(b)     $   -          -         232,000           -                -
S. Mort Zimmerman   1995    $110,000        $   -         $   -          -         232,000           -              $642 (c)

   S. Mort Zimmerman-President and Chairman of the Board.
   Daniel A. Zimmerman-Senior Vice President.
   Edmund W. Bailey-Vice President and Chief Financial Officer.
   Gabriel Prieto-President of SMI.

   (a) A portion of the payments were made to an affiliate of S. Mort Zimmerman and includes accrued and unpaid compensation of $75,000 for fiscal year 1997 and 1996, respectively.
   (b) Includes cash and bonus shares of Common Stock valued at $1.69 and $1.25 per share in 1997 and 1996, respectively.
   (c) Company match of 401 (K) employee contributions.
   (d) Company match of 401 (K) employee contributions and expense allowances.

          1997 Stock Option Grants

          The following table sets forth stock options granted in fiscal 1997 to the Company's executive officer named in the Summary Compensation Table and to all other employees as a group. The table also sets forth the hypothetical gains that would exist for the options at the end of their 5 year term, assuming rates of stock appreciation of 0%, 5% and 10%. The actual future value of the options depend on the market value of the Company's Common stock.

                                      Number of  % of Total
                                       Shares     Options
                                     Covered by  Granted to
                             Date of   Option    Employees   Exercise  Expiration
                              Grant     Grant      Grants     Prices      Date      0%        5%          10%

   S. Mort Zimmerman         4/7/97    180,000      62.1%      $.55      4/7/02     -      $27,000      $61,200
   Daniel A. Zimmerman       4/7/97     25,000       8.6%      $.50      4/7/02     -        3,500        7,750
   Edmund W. Bailey          4/7/97     30,000      10.3%      $.50      4/7/02     -        4,200        9,300
   Gabriel Prieto            4/7/97     10,000       3.5%      $.50      4/7/02     -        1,400        3,100
   All employees as a
      group......            4/7/97     45,000      15.5%      $.50      4/7/02     -        6,300       13,950

   Total potential  stock price appreciation from April 1997 to April 2002 for all
   stockholders at assumed rates of stock price appreciation(a).................... -    1,174,133    2,639,029

   Potential realizable  value of options granted  to all employees at  the end of their five-year option term as a percentage of total potential stock price appreciation from April 1997 to April 2002 for all stockholders at assumed rates
   of stock price appreciation.....................................................  -        3.6%         3.6%

   (a) Based on a price of $.50 on April 7, 1997 and a total of 8,030,624 shares of Common Stock outstanding.

          Aggregate Option Exercises and Year-end Option Values

          Set forth below are the number of shares covered by exercisable and unexercisable options held on July 31, 1997 and the aggregate gains that would have been realized had these options been exercised on July 31, 1997, even though these options were not exercised, and the unexercisable options could not have been exercised, on July 31, 1997.

                                     Number of Shares                   Value of Unexercised
                                  Covered by Unexercised                    In-The-Money
                                    Options on 7/31/97                 Options as of 7/31/96

          Name                  Exercisable    Unexercisable     Exercisable (a)       Unexercisable

          S. Mort Zimmerman      32,000 (a)       180,000              -0-               $210,600
          Daniel A. Zimmerman     6,667 (a)        25,000              -0-                $30,500
          Edmund W. Bailey        6,666 (a)        30,000              -0-                $36,600
          Gabriel Prieto          6,667 (a)        10,000              -0-                $12,200

          (a) Market value of shares covered by in-the-money options on July 31, 1997 less option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

          Item 12.   Security Ownership  of Certain  Beneficial Owners  and
          Management

                 (a) The following tables sets forth the number of shares of Common Stock of holders of the Company known to the Company to be the beneficial owner of more than five (5%) per cent of its Common Stock at July 31, 1997.

          Name and Address                 Amount and Nature of       Percent of
                                             Beneficial Owner           Class

          S. Mort Zimmerman                      830,240 (1)             9.66%
          13636 Neutron Road
          Dallas, Texas  75244-4410

          (b) The following table sets forth the number of shares of Common Stock of Registrant owned by all directors and officers as a group as of July 31, 1997:

                                     Name of Amount and Nature of   Percent of
          Beneficial Owner              Beneficial Ownership          Class

          S. Mort Zimmerman                  830,240 (1)              9.66%
          Chairman of the
          Board and President

          Daniel A. Zimmerman(5)             370,131 (2)              4.30%
          Sr. Vice President
          and Director

          Edmund W. Bailey                    52,221 (3)              .61%
          Vice President &
          Chief Financial Officer

          Fred M. Updegraff                   76,073 (4)              .88%
          Vice President
          Treasurer & Director

          All Officers &
          Directors, as a
          Group                            1,352,999                15.73%

          (1)Includes (i) 212,000 shares subject to options owned by Mr. S. Mort Zimmerman; (ii) 82,888 shares of the 828,878 shares owned beneficially and of record by Trans-Exchange Corporation, in which Mr. S. Mort Zimmerman has a 10% beneficial interest; and
          (iii) 31,429 shares owned by Glauber Management Company, a firm 42% owned by Mr. S. Mort Zimmerman and in which he effectively controls the voting of the Company's stock owned by such firm. Mr. S. Mort Zimmerman disclaims any beneficial interest in the shares owned by his wife's estate and their adult children.

          (2)Includes  31,667  shares  subject  to  options  owned  by  Mr.
          Zimmerman.

          (3)Includes 36,666 shares subject to options owned by Mr. Bailey.

          (4)Includes  31,666  shares  subject  to  options  owned  by  Mr.
          Updegraff.

          (5)S. Mort Zimmerman and Daniel A. Zimmerman are father and son.

          Item 13.   Certain Relationships and Related Transactions

          THE FOLLOWING IS A SUMMARY OF ADVANCES FROM/TO AFFILIATED COMPANIES AT JULY 31, 1997.

                                                       1997          1996

          Refineries Consolidated Technology, Inc.   $    -      $  415,000
          Cooper Manufacturing Corporation            350,000     1,191,869
          Others                                     (369,824)      (58,561)
                                                     $(19,824)   $1,548,308

          The Company for several years has been owed approximately $530,000 due from Comtec, a dormant affiliate. During 1996, it was determined that $235,000 of this amount was actually paid for the benefit of the Company and was written-off in 1996 in other expenses. It has been determined that Comtec does not have the capability to liquidate the remaining debt and the remaining receivable was offset against accrued salaries of the officer who had guaranteed the receivable. The Company has advanced through the pledging of its certificates of deposit with a bank, corresponding to direct bank loans and direct advances to Refineries Consolidated Technology, Inc. ("RCT") and Cooper Manufacturing Corporation ("Cooper") approximately $1,028,000. The Company has also acquired a secured note receivable from
          Cooper in exchange for 90,000 shares of its $10.00 par value Preferred Stock to an unaffiliated company who previously owned Cooper. During 1997 the Company has provided a reserve for the entire receivable from RCT ($723,000) and also provided a reserve of $867,000 against the Cooper investment. The remaining $350,000 investment in Cooper represents the amount of cash the Company expects to receive from Cooper's Plan filed in the bankruptcy court.

          During 1994 the Company purchased equipment with a cost of approximately $47,000 and subsequently sold the equipment to an affiliated company for $200,000. A gain of approximately $153,000 was included in other income in 1994. During 1997 the Company repurchased the equipment from the affiliated company for its original price sold and subsequently sold the equipment to an unaffiliated company incurring a loss of $180,000.

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

                    (a)  Documents filed as part of this Report

               1.   Financial Statements

                    Consolidated Financial Statements of Electric & Gas
                      Technology, Inc. and Subsidiaries:

                    (i)   Reports of Independent Certified Public
                          Accountants

                    (ii) Consolidated Balance Sheets July 31, 1997 and July 31, 1996.

                    (iii) Consolidated Statements of Operations for the
                          three years ended July 31, 1997.

                    (iv)  Consolidated Statements of Changes in
                          Stockholders' Equity for the three years ended July 31, 1997.

                    (v) Consolidated Statements of Cash Flows for the three years ended July 31, 1997.

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

          10.37 Assets Purchase Agreement among New Logic Design Metals, Inc. of Chatham Enterprises Inc., of Chatham Technologies, Inc., Logic Design Metals, Inc. and Precision Techniques, Inc. and Electric & Gas Technology, Inc. Dated July 15, 1997.

          (b)    Reports on form 8-K

               Current Report-Form 8-K filed August 27, 1997: Item 2.- Acquisition or Disposition of Assets. Sale of the assets of wholly owned subsidiary Logic Design Metals, Inc.

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




          Signature                        Capacity                    Date



          /s/ S. Mort Zimmerman      Chairman and President    October 27, 1997
          S. Mort Zimmerman


          /s/ Daniel A. Zimmerman    Senior Vice President
          Daniel A. Zimmerman        and Director              October 27, 1997


          /s/ Edmund W. Bailey       Vice President, Chief Financial
          Edmund W. Bailey           Officer and Director      October 27, 1997


          /s/ Fred M. Updegraff      Vice President, Treasurer
          Fred M. Updegraff          and Director              October 27, 1997


          /s/ Marie W. Pazol         Secretary                 October 27, 1997
          Marie W. Pazol

                             ELECTRIC & GAS TECHNOLOGY, INC.
                                   AND SUBSIDIARIES


                                JULY 31, 1997 AND 1996



                                                                       Page

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS             28

          CONSOLIDATED FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS                                    29

          CONSOLIDATED STATEMENTS OF OPERATIONS                       30-31

          CONSOLIDATED STATEMENTS OF CHANGES IN
          STOCKHOLDERS' EQUITY                                           32

          CONSOLIDATED STATEMENTS OF CASH FLOWS                       33-34

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  35-50

                  Report of Independent Certified Public Accountants





          Board of Directors and Stockholders
          Electric & Gas Technology, Inc.
            and Subsidiaries


          We have audited the accompanying consolidated balance sheets of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles.


          Jackson & Rhodes P.C.


          Dallas, Texas
          October 15, 1997

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                       July 31,
                                        ASSETS

          CURRENT ASSETS                                                       1997           1996

          Cash and cash equivalents                                       $14,529,904     $  879,110
          Accounts receivable trade, less allowance for doubtful
          receivables of $4,889 in 1997 and $18,798 in 1996                 2,125,914      2,334,334
          Inventories                                                       4,199,997      4,454,425
          Prepaid expenses                                                    152,370         54,812
          Total current assets                                             21,008,185      7,722,681

          PROPERTY, PLANT AND EQUIPMENT, net                                3,211,611      3,634,258

          OTHER ASSETS
          Discontinued operations                                                 -        1,069,973
          Other assets                                                      1,144,807      2,667,178
          Total other assets                                                1,144,807      3,737,151
          TOTAL ASSETS                                                    $25,364,603    $15,094,090

                         LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
          Notes payable                                                   $ 2,264,145    $ 3,040,997
          Accounts payable                                                  1,831,667      1,847,779
          Accrued liabilities                                               1,425,794        650,200
          Federal income taxes                                                323,705            -
          Current  maturities oflong-term obligations                         473,500        484,605
          Total current liabilities                                         6,318,811      6,023,581

          LONG-TERM OBLIGATIONS
          Long-term obligations, less current maturities                    2,196,810      1,643,933
          Other                                                               724,859        705,646
          Total long-term obligations                                       2,921,669      2,349,579

          COMMITMENTS AND CONTINGENCIES                                           -              -

          MINORITY INTEREST IN SUBSIDIARY                                      83,004            -

          STOCKHOLDERS' EQUITY
          Preferred stock, $10 par value, 5,000,000 shares
            authorized, 90,000 issued and outstanding                         900,000        900,000
          Common stock, $.01 par value, 30,000,000 shares authorized, issued 8,275,444 and 8,250,416 in 1997 and 1996,
            respectively                                                       82,504         82,504
          Additional paid-in capital                                       10,099,338     10,201,334
          Retained earnings (Deficit)                                       6,421,117     (2,941,282)
          Pension liability adjustment                                       (329,805)      (214,639)
          Cumulative translation adjustment                                  (432,274)      (430,870)
                                                                           16,740,880      7,597,047
          Less treasury stock, 219,792 and 274,792 shares in 1997 and
          1996, at cost                                                      (699,761)      (876,117)
          Total stockholders' equity                                       16,041,119      6,720,930
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $25,364,603    $15,094,090

                                  See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                 Years ended July 31,

                                                                    1997          1996           1995

          Sales                                                $17,931,249   $18,799,831    $27,257,911

          Cost of goods sold                                    12,885,088    13,520,199     19,141,514

          Gross profit                                           5,046,161     5,279,632      8,116,397

          Selling, general and administrative expenses           7,932,042     6,731,128      8,569,054

          Operating profit (loss)                               (2,885,881)   (1,451,496)      (452,657)

          Other income and (expenses)
          Interest, net                                           (664,375)     (834,489)      (615,693)
          Other (Note 2):
          Gain on sale of operating divisions                          -         577,336      1,094,743
          Default on purchase obligation                               -      (1,813,838)           -
          Investment losses                                     (1,590,755)   (1,130,590)           -
          Minority interest in subsidiary                           18,063           -              -
          Other                                                     (2,694)       47,511        136,771

                                                                (2,239,761)   (3,154,070)       615,821

          Earning (loss) from continuing operations
          before income tax                                     (5,125,642)   (4,605,566)       163,164

          Provision  (credit) for income taxes                    (213,372)          -          (54,896)

          Earnings  (loss)   from  continuing  operations       (4,912,270)   (4,605,566)       218,060

          Discontinued operations (Note 2):
          Earnings (loss) from operations of discontinued
            metal fabrication segment                            1,627,730      (426,985)       632,517
          Gain on disposal of metal fabrication segment,
            net of $323,705 in  tax                             12,646,939           -              -


          NET EARNINGS (LOSS)                                    9,362,399     (5,032,551)      850,577

          Dividends on Preferred Stock                             (63,000)       (39,353)          -

          Net earnings or loss applicable to Common Stock       $9,299,399    $(5,071,904)   $  850,577

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                 Years ended July 31,

                                                                   1997           1996          1995


          Earnings (loss) per common share:
          Primary:
          Continuing operations                                  $(0.57)        $(0.60)        $0.03
          Discontinued operations                                  1.64          (0.06)         0.08
          Net earnings                                           $ 1.07         $(0.66)        $0.11
          Fully diluted:
          Continuing operations                                  $(0.54)        $(0.60)        $0.03
          Discontinued operations                                  1.55          (0.06)         0.08
          Net earnings                                           $ 1.01         $(0.66)        $0.11

          Weighted average number of common
          shares outstanding                                  8,659,365      7,635,624     7,615,474

          Fully dilutive                                      9,182,621           (1)          N/A
          (1) Conversion of Preferred Stock is anti-dilutive.


                               See accompanying notes.

                      ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   Years ended July 31, 1997, 1996 and 1995

                                                                 Retained    Pension
                             Preferred Common      Paid-in      (Deficit)  liability    Translation   Treasury
                               Stock    Stock      Capital      Earnings   adjustment   adjustments     Stock        Total

Balance at July 31, 1994     $    -    $79,054   $9,843,734   $1,240,692   $(473,823)   $(460,847)   $(939,417)   $9,289,393
Net loss for the year             -        -            -        850,577         -            -            -         850,577
Pension liability adjustment      -        -            -            -       208,521          -            -         208,521
Cumulative translation
  adjustments                     -        -            -            -           -         36,270          -          36,270
Treasury stock transferred        -        -        (20,200)         -           -            -         80,800        60,600
Purchase of treasury stock        -        -            -            -           -            -        (17,500)      (17,500)

Balance at July 31, 1995          -     79,054    9,823,534    2,091,269    (265,302)    (424,577)    (876,117)   10,427,861
Net earnings for the year         -        -            -     (5,032,551)        -            -            -      (5,032,551)
Pension liability adjustment      -        -            -            -        50,663          -            -          50,663
Cumulative translation
  adjustments                     -        -            -            -           -         (6,293)         -          (6,293)
Preferred Stock issued        900,000      -            -            -           -            -            -         900,000
Bonus stock issued                -      1,450      179,800          -           -            -            -         181,250
Stock issued for cash             -      2,000      198,000          -           -            -            -         200,000

Balance at July 31, 1996      900,000   82,504   10,201,334   (2,941,282)(   214,639)    (430,870)    (876,117)    6,720,930
Net earnings for the year         -        -            -      9,362,399         -            -            -       9,362,399
Pension liability adjustment      -        -            -            -      (115,166)         -            -        (115,166)
Cumulative translation
  adjustments                     -        -            -            -           -         (1,404)         -          (1,404)
Treasury stock issued for
  bonuses                         -        -       (101,996)         -           -            -        176,356        74,360
Balance at July 31, 1997     $900,000  $82,504  $10,099,338   $6,421,117   $(329,805)   $(432,274)   $(699,761)  $16,041,119

                                            See accompanying notes

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Years ended July 31,

                                                                     1997          1996         1995
          Increase (decrease) in cash:
          Cash flows from operating activities:
          Net earnings (loss)                                    $9,362,399   $(5,032,551)  $  850,577
          Adjustments to reconcile net earnings ( loss)
             to net cash provided by operating activities:
          Discontinued operations                                (1,627,730)      426,985     (632,517)
          Depreciation of property, plant
             and equipment                                          589,168       666,151      728,928
          Issuance of stock for services                             74,360       181,250          -
          Deferred income tax                                           -             -        (75,345)
          Minority interest in subsidiary                            83,004           -            -
          Amortization of goodwill and patents                        6,684         6,684        6,892
          Treasury stock transferred for expenses                       -             -         60,600
          Gain on sale of business segment                      (12,646,939)          -            -
          Gain on sale of operating divisions                           -        (577,336)  (1,092,492)
          Deferred income                                           (33,879)       61,066          -
          Losses on investments                                   1,590,755     2,797,948          -
          Changes in assets and liabilities:
             Accounts receivable                                     48,575       288,962    1,167,280
             Inventories                                            254,428       590,168     (389,542)
             Prepaid expenses                                      (235,971)       12,556      108,585
             Other assets                                           (75,068)      535,351     (610,202)
             Accounts payable                                       (16,112)     (421,073)    (796,608)
             Accrued liabilities                                    775,594      (300,391)    (457,768)
             Federal income taxes                                   323,705           -            -

          Net cash provided by (used in) operating activities    (1,527,027)     (764,230)  (1,131,612)
          Cash flows from investing activities:
          Proceeds from sale of property, plant and equipment        36,288     2,068,583    3,492,093
          Purchase of property, plant and equipment                (261,504)     (181,643)    (277,848)
          Proceeds on note receivable                                   -         264,167          -
          Investments in affiliates                                     -        (681,869)         -
          Proceeds on sale of business segment                   20,828,385           -            -


          Net cash provided by (used in) investing activities    20,603,169     1,469,238    3,214,245
          Cash flows from financing activities:
          Proceeds   from issuance oflong-term obligations          953,975        21,645    3,177,839
          Issuance of common stock                                      -         200,000          -
          Payments on long-term obligations                      (5,597,688)     (630,798)  (3,396,857)
          Purchase of treasury stock                                    -             -        (17,500)
          Increase  (decrease) in notes payable                    (776,852)     (455,303)  (1,467,232)

          Net cash provided by (used in) financing activities    (5,420,565)     (864,456)  (1,703,750)

          Effect of exchange rate changes on cash                    (4,783)       (6,293)      27,723

          NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                   13,650,794      (165,741)     406,606

          Cash and cash equivalents - beginning of year             879,110     1,044,851      638,245

          Cash and cash equivalents -  end of year              $14,529,904    $  879,110   $1,044,851

                                  See accompanying notes.

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   Years ended July 31,

          Supplemental disclosures of cash flow information:
                                                                     1997          1996         1995
          Cash paid during the year for:
          Interest                                                 $824,451      $859,675     $793,558
          Income tax                                               $    -          $5,771      $24,969

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

          Organization:

          Electric & Gas Technology, Inc.("the Company"or "ELGT") was organized under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. In April, 1985, the Company (i) acquired from Commercial Technology, Inc. ("COMTEC"), an affiliated company, all of the stock of Reynolds Equipment Company ("Reynolds") for stock of the Company and (ii) acquired from a subsidiary of COMTEC all of the stock of Retech, Inc. ("Retech") [formerly Test Switch Technology, Inc.("Test Switch"), formerly Superior Technology, Inc. ("Superior")] for stock of the Company. In 1988, the Company acquired 85% (and subsequently 100%) of the stock of Data Automation Company, Inc. ("DAC") from Video Science Technology, Inc., formerly an affiliate of COMTEC and of the Company; DAC owned 100% of Domac Plastics, Inc. ("Domac") and Logic Design Metals,
          Inc. ("Logic"). Domac was subsequently sold. During 1992 Logic merged into DAC, its parent, and DAC changed its name to Logic Design Metals, Inc. and is referred to herein as "Logic". In June 1986 Superior acquired from Petro Imperial Corp. (A subsidiary of COMTEC) its ownership in American Brass, Inc. ("ABI"). Fridcorp Plastics, Inc. ("Fridcorp") was acquired by the Company in January, 1992, in exchange for 162,000 shares of Company Common Stock. Hydel Enterprises, Inc. ("Hydel") [formerly Stelpro Limited ("Stelpro")] was acquired by the Company in April, 1992, in exchange for 166,474 shares of Company Common Stock and $1,100,000 (Cdn. funds)(April 30, 1992, exchange rate: .8370). On August 1, 1992, Hydel acquired all of the outstanding capital stock of Hydel Engineering Limited ("Hydel Engineering") for cash and notes payable of approximately $719,000 ($850,000 Cdn.). Hydel Engineering was merged into Hydel effective August 1, 1995. The number of shares of Company Common Stock issued in the acquisitions of Fridcorp and Hydel was, in each case, determined through arms-length negotiations. Superior Magnetics, Inc. ("SMI") was formed by the Company to acquire the operating assets of the business operations of Denison Magnetics of Texas Instruments Incorporated
          on November 30, 1992 for cash and deferred payments of approximately $2,900,000. The Company incorporated Atmospheric and Magnetics Technology, Inc. ("AMT") on June 10, 1996 under the laws of the State of Texas. AMT which remain dormant during most of Fiscal 1997 was formed to undertake the Company's venture into the water industry.

          The Company presently is the owner of 100% of Retech, which currently owns 80% of ABI and the Company owns 91.5% of AMT and 100% of AMT, Reynolds, Hydel, SMI and Fridcorp, and, through such subsidiaries, operates in five distinct business segments: (1) production of atmospheric water, filtration and enhanced water products (AMT); (2) the manufacture and sale of natural gas measurement, metering and odorization equipment (Reynolds); (3) the manufacture and sale of electric meter enclosures and pole-line hardware for the electric utility industry and the general public (Hydel and Retech); (4) the design and manufacture of defense electronic components (SMI); and (5) the manufacture of vacuum-form and injection-mold products (Fridcorp). The entrance into the Water Industry will be the major focus for the future development and growth on the Company. Effective July 31, 1997, the Company discontinued the operations of its metal fabrication segment which previously was engaged in the manufacture and sale of precision metal enclosures for telecommunication and computer equipment (Logic). The Company sold its Canadian heating division and its U.S. meter socket and Test Switch divisions during fiscal 1996 and 1995. These operations were part of the electric segment.

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

          Cash  Equivalents:

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

          Earnings  Per  Share:

          Earnings per common share are computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

          Reclassification:

          Certain  reclassification  have  been  made to  the  1996  and  1995
          consolidated  financial   statements   to   conform  to   the   1997
          presentation.

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

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           2
                             DISPOSITIONS AND ACQUISITIONS

          The Company sold its metal fabrication segment effective July 31, 1997 (Logic and Precision), accordingly, the financial statements have been reclassified to reflect this segment as a discontinued operation. Proceeds from the sale amounted to approximately $20,850,000 with a corresponding gain of approximately $12,650,000. Sales, cost of goods sold, selling, general and administrative expense and other were as follows:

                                                  1997         1996        1995

          Sales                               $17,012,935  $15,168,121  $14,105,717
          Cost of goods sold                   12,645,313   12,815,178   11,774,092
          Selling, general and administrative   2,048,470    2,118,827    1,512,980
          Other                                   691,422      661,101      186,128

          Discontinued operations             $ 1,627,730  $  (426,985) $   632,517

          The Company sold the Test Switch division on October 31, 1995 for cash of approximately $2,100,000. The gain on the sale was approximately $580,000 and is included in other income. Effective April 30, 1995, the Company sold inventory, machinery and equipment and the business operations of the meter socket division of Superior. Proceeds amounted to approximately $3,064,000 of which approximately $1,750,000 was for cash and the balance in a note receivable of approximately $1,315,000. The note was due in equal monthly installments over a twenty-four month period commencing September 1995. Such transaction resulted in a gain of approximately $463,000 and was included in other income for fiscal 1995. The purchaser has defaulted on the note, as well as other obligations to buy certain remaining inventories; accordingly, the entire amount as been fully reserved (see Note 15). On December 30, 1994, the Company sold inventory, machinery and equipment and the business operations of the heating division of its Canadian subsidiary, Hydel for cash. Proceeds from the sale amounted to $1,688,963 which resulted in a gain of approximately $623,000 and is included in other income.

            The following are the sales, cost of goods sold and selling, general and administrative expenses included in the years ended July 31,:

                                                 1997     1996       1995
          Sales:
          Test Switch                           $   -   $573,000   $1,906,000
          U.S. Meter Socket                     $   -   $    -     $5,179,000
          Heating                               $   -   $    -     $2,262,000
          Cost of goods sold:
          Test Switch                           $   -   $487,000     $942,000
          U.S. Meter Socket                     $   -   $    -     $4,241,000
          Heating                               $   -   $    -     $1,543,000
          Selling, general and administrative:
          Test Switch                           $   -   $229,000     $296,000
          U.S. Meter Socket                     $   -   $    -       $589,000
          Heating                               $   -   $    -        $82,000

          The Company acquired for cash of approximately $400,000, Precision Techniques, Inc., in January 1995, a company which consisted of a painting facility. Precision currently paints almost exclusively for Logic and this acquisition has been treated as an acquisition of assets (Paint Facility) instead of a business combination. Prior to the acquisition, Logic accounted for a significant part of the prior business. Logic also uses other third-party facilities for its painting needs. Logic and precision were sold effective July 31, 1997 (see above).

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           2
                       DISPOSITIONS AND ACQUISITIONS (Continued)

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

                                           3
                                      INVENTORIES

          Inventories  consisted  of  the  following  at  July  31,:
                                              1997             1996

          Raw materials                   $2,036,183        $2,225,974
          Work-in-process                    460,037           620,462
          Finished goods                   1,703,777         1,607,989
                                          $4,199,997        $4,454,425

                                           4
                            PROPERTY,  PLANT  AND  EQUIPMENT

          Property,  plant  and  equipment  consisted of  the following  at
          July  31,:
                                              1997             1996

          Land                            $  307,993       $   308,096
          Buildings and improvements       2,897,723         2,878,601
          Machinery and equipment          4,353,170         4,585,696
          Furniture, fixtures & equipment    299,391           268,176
                                           7,858,277         8,040,569
          Less accumulated depreciation   (4,646,666)       (4,406,311)

                                          $3,211,611        $3,634,258

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           5
                                     OTHER  ASSETS

          Other  assets  consisted  of  the  following  at  July  31,:
                                                          1997         1996

          Investments and advances (Notes 10 and 13)  $  350,000 $  1,606,869
          Note receivable                                231,400      285,000
          Investment in equity securities                216,026      216,026
          Intangible pension asset                       144,203      170,723
          Deferred debt issue costs                       41,718      260,816
          Goodwill, net                                  120,949      127,633
          Patents                                        174,177          -
          Due from (to) affiliates (Note 13)            (369,824)     (58,561)
          Deposits and other assets                        3,112       33,454
          Land held for resale                            19,674       19,674
          Deferred tax asset                             213,372          -
          Research and development equipment                 -          5,544

                                                      $1,144,807   $2,667,178

                                           6
                                     NOTES  PAYABLE

          Notes  payable  consisted  of  the  following  at  July  31,:
                                                          1997         1996

          Note payable, CIT (a)                      $   631,788   $  814,686
          Note payable, bank (b)                         450,000      450,000
          Note payable, bank (c)                       1,046,027    1,776,311
          Note payable, bank                             136,330          -

                                                      $2,264,145   $3,040,997

          (a) Part of a $5,000,000 Revolving credit and term facility with The CIT Group Credit/Finance, Inc. (CIT) due November 1999. Interest due monthly at 2.75% above prime. The revolving credit borrowing base is based on eligible accounts receivable and inventory, as defined (See note 7).

          (b) Note payable, bank, consists of a $450,000 promissory note as of July 31, 1997 and 1996, due November 30, 1997. Interest due monthly at 10.25%. The note is secured by a $450,000 certificate of deposit of the Company.

          (c) Note payable, bank, consists of a line of credit with a maximum loan amount of $1,560,000, payable on demand; bearing interest at the bank's prime rate plus 1.25%; secured by trade receivables and inventories of Hydel.

          (d)  Various notes payable due on demand.

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           6
                               NOTES  PAYABLE (Continued)

          Information  relating  to  short-term  borrowing  is  as
          follows:                                        1997         1996

          Balance at end of year                      $2,264,145   $3,040,997
          Maximum borrowing                           $3,000,626   $3,769,605
          Average balance                             $2,602,730   $3,234,653
          Average effective interest rate                  11.5%        10.8%

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

                                           7
                                 LONG-TERM  OBLIGATIONS

          Long-term  obligations  consist  of  the  following  at  July  31,:

                                                                                  1997          1996
          Term loan payable to The CIT Group Credit/Finance, Inc. (CIT)
          under a $5,000,000 credit facility (See note 6), due in monthly installments of $20,258, plus interest at prime plus 2.75%.
          The term portion is secured by machinery and equipment of U.S.
          subsidiaries, however, substantially all assets of U.S.
          subsidiaries are pledged under the total facility as collateral.     $  767,902    $  412,275

          Mortgage note payable due in monthly payments of principal and interest at 2.75% above prime from October 10, 1994 over twenty
          years.  Guaranteed by the Small Business Administration.                961,306        76,676

          Note payable to a bank, interest at the effective base lending rate of the bank plus 1 1/2% (11.75% at July 31, 1996); due in monthly installments of $3,053 plus interest through June 2000,
          collateralized by land and building of the Company.                     217,252       256,941

          Note payable to a bank, bearing interest at 1 1/4% over the
          Canadian prime rate, due in monthly installments of $6,111
          principal and  interest with final balance due October 31, 1997.            -          90,936

          Note payable bearing interest at 8% due $73,340 on August 1,
          1993, 1994 and 1995 and final installment of $36,670 due
          August 1, 1996 plus interest.                                               -          48,423

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           7
                           LONG-TERM  OBLIGATIONS (Continued)

                                                                                   1997          1996
          Note payable to a bank, bearing interest at 8.75%, in monthly principal installments of $7,300 until March 1998, $8,000 until
          March 1999 and $8.750 until August 2002, secured by machinery
          and equipment and land and building                                     510,682           -

          Various other installment notes and capitalized lease
          obligations.                                                            213,168       343,287

                                                                                2,670,310     2,128,538

          Less current maturities                                                (473,500)     (484,605)

                                                                              $ 2,196,810    $1,643,933

          The prime rate was 8.25% and 8.50% at July 31, 1997 and 1996, respectively.


          The aggregate annual principal payments are  as  follows:

          Year Ending
          July 31,
          1998                                               $473,500
          1999                                                452,619
          2000                                                459,492
          2001                                                230,148
          2002                                                175,990
          Thereafter                                          878,561

                                           8
                                  ACCRUED  LIABILITIES

          Accrued  liabilities  consisted  of  the  following  at  July  31:

                                                        1997        1996

          Payroll                                   $1,014,105   $ 324,616
          Commissions                                   24,718      12,758
          Pension plan                                (124,943)    (81,590)
          Vacation pay                                 135,893     154,469
          Taxes                                        224,391      72,197
          Interest                                         -         2,910
          Miscellaneous                                151,630     164,840
                                                    $1,425,794    $650,200

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           9
                            COMMITMENTS  AND  CONTINGENCIES

          Total rent expense for the years ended July 31, 1997, 1996 and 1995, was $285,272, $276,873 and $527,881, respectively, consisting primarily of minimum rentals.

          Litigation:

          The former manufacturers representative of Logic, Ammon & Rizos Co, has filed a suit against the Company, the Company's chairman of the board, Logic, and New Logic Design Metals, Inc. ("New Logic")(the purchaser of the assets) for unpaid fees, assumed by New Logic and a previous adjustment in prior fees plus prospective fees from New Logic's sales. The case is in early stages of discovery;
          management believes there will be no material effect on the Company.

          Allied Products Co has sued the Company under the Preferred Stock issued by the Company in connection with its investment in Cooper Manufacturing Corporation ("Cooper") and the rights pertaining thereto. The suit was filed in the Eastern District of Illinois (Chicago) and currently, all activity is directed at jurisdictional issues. The ultimate resolution of this case will depend in part upon the outcome of the Cooper bankruptcy case which will shortly be voting on a Plan of Reorganization. The Company reserved its investment at July 31, 1997 to $350,000, the anticipated cash payment under the debtor's Plan. Management does not believe that this suit will have any further material effect on the Company.

          American Brass, Inc. (ABI) discontinued its operation in January 1993 and was involved in several lawsuits arising principally out of secured and unsecured creditors' claims against ABI. Under most of these cases the courts have awarded judgements against ABI for the amounts owed such creditors plus costs. Although ABI has not declared bankruptcy, there are insufficient assets to satisfy any of the unsecured creditor claims. The principal secured creditor currently has a deficiency of approximately $1,500,000; however there are remaining assets which could be sufficient enough to satisfy their claims. Superior Technology, Inc. had guaranteed this secured creditor. Accordingly, if there were insufficient assets to satisfy this claim, the Company could be liable for this deficiency. Management does not believe that the Company will ultimately have any material liability with respect to this guarantee.

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

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           9
                      COMMITMENTS  AND  CONTINGENCIES (Continued)

          The Company sells a broad range of products to the electric and gas utility industries and the defense industry. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses have not exceeded management's expectations.

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

                                           10
                                  STOCKHOLDERS' EQUITY

          On December 15, 1995, the Company closed on a Note Purchase Agreement with Allied Products Corporation ("Allied"), thereby obtaining Allied's right, title and interest in and to a certain Promissory Note and all security existing thereunder and obligations of Cooper Manufacturing Corporation ("Cooper") under this Note and the Facility Agreement formerly executed by Cooper and its shareholders in exchange for $100,000 in cash and newly issued 90,000 shares of Series A, $10.00 par value, 7% Convertible Preferred stock of the Company. The promissory note was due on December 31, 1995 and demand for payment was made on Cooper and its guarantors. The preferred stock is convertible into common stock of the Company at the ratio of two shares of common stock for each share of preferred stock. Each holder of record of the shares of preferred stock is entitled to one vote per share equal to the voting rights of the common shareholders. The Company has agreed to make whole any deficiency upon conversion and subsequent sale after December 31, 1997 of the Company's common stock for less than $900,000. The Company's common stock is trading at less than $2.00 per share which if sold at that price would require 450,000 shares to be sold to retire the obligation to Allied. The Preferred shares are redeemable in cash plus accrued dividends at any time as the result of an underwriting as defined therein. Cumulative dividends as of July 31, 1997 amounted to $102,353 with additional dividends accruing of $15,879 on September 30, 1997.

          The individuals whose stock was pledged and who personally guaranteed the Allied Note, petitioned the court on behalf of Cooper to file for protection under the U.S. Bankruptcy laws in a Houston, Texas court. A hearing was held on January 17, 1996 and reconvened on January 19, 1996 in which the court deferred any decision pending settlement negotiations between the parties. The Company believes the filing was improper as those individuals who petitioned the court as debtors in possession did not have standing for such petition. Although the outcome of any bankruptcy proceeding cannot be determined, the Company believes it has the only secured creditor position and first rights to the assets of Cooper. Further, the Company and its affiliate believe they will recover a portion of their investment and advances to Cooper. The Company had a Letter of Intent to acquire Cooper which has expired and was determined by the Company not to be pursued. Approximately $350,000 remains due from Cooper and is included in other assets in the accompanying balance sheet. The debtor's Plan of reorganization is about to be voted upon.

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           10
                            STOCKHOLDERS' EQUITY (Continued)

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

          The Company transferred 55,000 shares of its treasury stock with a basis of $3.19 per share to key management employees as additional consideration. The market value of the common stock was $1.35 per share, accordingly, $74,360 was recorded as an expense and $101,996 reduced additional paid-in capital.

          The Company transferred 20,200 shares of its treasury stock with a basis of $4.00 per share on March 30, 1995 to a shareholder in settlement of a potential claim. The market value of the Company's common stock on March 30, 1995 was $3.00 per share, accordingly, $60,600 was recorded as an expense and $20,200 reduced additional paid-in capital.

          In connection with a financial consulting agreement entered into on July 28, 1997, the Company has issued warrants to an investment banking firm to purchase 150,000 and 300,000 shares of the common stock at $2.00 and $2.30 per share, respectively. The warrants are protected against dilution and expire July 31, 2001 and September 15, 2001, respectively. The warrants contain piggyback registration rights and the agreement allows the warrants holders to request registration of the warrants, if unregistered, between January 1, 1999 and July 31, 2002. The Company has not recorded any expense relating to the warrants since the exercise price exceeded the market price at the date of issuance.

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

          Pension expense for the years ended July 31,:

                                                       1997       1996      1995

          Service cost                              $     -    $     -    $    -
          Interest cost                               135,845    130,347   127,781
          Actual return on assets held for the plan  (202,965)  (107,462)  (83,194)
          Net amortization of prior service cost,
            transition liability and net gain         115,511     43,540    53,872

          Pension expense                           $  48,391   $ 66,425  $ 98,459

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           11
                               BENEFIT PLANS (Continued)

          The following sets forth the funded status of the plans and the amounts shown in the accompanying consolidated balance sheets at July 31,:

                                                                              1997         1996
          Pension benefit obligations
             Vested                                                         $799,093   $1,684,683
             Non-vested                                                       14,143       16,995
          Projected benefit obligation                                       813,236    1,701,678
          Fair value of assets held in plan                                  479,652    1,410,122
          Unfunded excess of projected benefit obligation over plan assets  $333,584   $  291,556

          Unrecognized net transition obligation                            $ 48,473   $   60,592
          Unrecognized prior service costs                                    95,730      110,131
          Unrecognized net loss                                              329,805      214,639
          Pension (asset) liability recognized                              (140,424)     (93,806)

          Accrued pension liability                                         $333,584   $  291,556

          The Company purchased approximately $1,161,000 in annuities for all those individuals who were currently receiving retirement benefits during 1997.

          The Company has recognized a minimum pension liability for the under-funded plans. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or reduction of stockholders' equity. The Company recorded additional liabilities of $474,008 and $385,362, intangible assets of $144,203 and $170,723 and a stockholders' equity reduction of $329,805 and $214,639 as of July 31, 1997 and 1996, respectively.

          Retech  will  terminate   these  plans  upon  funding  its   pension
          liability. The plan assets consist of common equities and government securities administered by the trust department of United Bank, Canton, Ohio.

          The assumed long-term rate of investment return and the interest rate for obligations used in determining the actuarial present value of accumulated plan benefits was 8.25% and 8.5% at July 31, 1997 and 1996, respectively.

          The Company has established a defined contribution (401-K) plan covering substantially all U. S. employees. Charges to operations for this plan for the years ended July 31, 1997, 1996 and 1995 were $78,237, $38,588 and $60,524, respectively.

          The Company has an Incentive Stock Option Plan. The option price must be at least 100% of the fair market value of the common stock at the time options are granted. If the person to whom the option is granted is more than a 10% shareholder of the Company, the option price must be at least 110% of the fair market value of the stock at the time options are granted. No employee may be granted options in any calendar year greater than a value of $100,000, plus certain carry-over allowances from the previous years, as defined in the Plan. Each option becomes exercisable only after two years continued employment following the date the option is granted. The Plan provides for 400,000 shares of common stock.

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           11
                               BENEFIT PLANS (Continued)

          Following is a summary of options under the plan as of and for the years ended July 31,:

                                                      1997      1996      1995

          Options outstanding at beginning of year   394,999   394,999   394,999
          Granted                                    290,000       -         -
          Terminated                                (332,999)      -         -
          Exercised                                      -         -         -
          Options outstanding at end of year         352,000   394,999   394,999
          Options exercisable at end of year          62,000   333,000   333,000
          Exercise price per share                   $.50 to  $2.50 to  $2.50 to
                                                       $2.75     $4.68     $4.68

          The Financial Accounting Standards Board issued SFAS 123, "Accounting
          for Stock-Based  Compensation  ."   SFAS 123  defines a
          fair value based method of accounting for an employee stock option or similar equity instrument. Under the fair value based method, compensation cost is measured at the grant date based on the value
          of  the  award.    However,  an   entity  may  continue  to  measure
          compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting
          for  Stock Issued to  Employees."   Under the  intrinsic value based
          method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to retain the accounting in Opinion 25, accordingly there were no expenses for the year ended July 31, 1997.

          Pro forma disclosure for the fiscal year ended July 31, 1997 are as follows:

          Pro forma net income                                      $9,190,148
          Pro forma net income per share                                 $1.09
          Pro forma net income attributable to common shareholders  $9,227,148
          Pro forma net income per share                                 $1.09

          The fair value of the award was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions for 1997: risk-free interest rate of 5.64%; volatility factor of 82%; and an expected life of the award of two years. The weighted average fair value of stock options for the year ended July 31, 1997 was $.25.

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           12
                                     INCOME  TAXES

          Following is a reconciliation between reported income taxes and the amount computed by applying the statutory federal income tax rates to earnings (loss) from continuing operations before income taxes for the periods ended July 31,:

                                                                     1997          1996        1995

          Expected provision (benefit) for federal income taxes   $3,220,000   $(1,711,000)   $270,532
          Expected provision for state income taxes                  474,000           -           -
          Canadian income tax (benefit)                                  -             -       (54,896)
          Utilization of tax loss carryforward                    (3,583,667)      (61,000)   (270,532)
          Unavailable loss carrybacks                                    -       1,772,000         -

          Income taxes (benefit)                                 $   110,333   $       -      $(54,896)

          The  Company  files  a  consolidated   tax  return  with   its  U.S.
          subsidiaries.

          Income tax expense (benefit) is reported as follows for the years ended July 31,:

                                                                      1997          1996        1995

          Income from continuing operations                        $(213,372)  $       -      $    -
          Gain  on sale of discontinued metal fabrication segment    323,705           -           -

                                                                    $110,333   $       -      $    -

          Income tax expense (benefit) consisted of the following:


          Current                                                   $323,705   $       -      $ 20,449
          Deferred                                                  (213,372)          -       (75,345)
                                                                    $110,333   $       -      $(54,896)

          Deferred tax  expense (credit)  and deferred tax liabilities  in all
          years  (all  Canadian)  result   principally  from  differences   in
          depreciation for tax and financial statement purposes.

          The  components of the  net deferred tax (assets) liability included in the balance sheet are as follows at July 31,:
                                                                                    1997          1996
          Depreciation - U. S.                                                 $    68,640   $   283,000
          Accrued liabilities and deferred income                                      -        (110,200)
          Provision for losses                                                    (282,012)     (886,052)
          Operating and capital loss carryforwards                                     -      (2,035,900)
          Deferred tax asset valuation allowance                                       -       2,749,152
                                                                               $  (213,372)  $       -

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           13
                               RELATED PARTY TRANSACTIONS

          The  following   is  a  summary   of  advances  from/to   affiliated
          companies  at  July  31,:
                                                           1997        1996

          Refineries Consolidated Technology, Inc.      $     -    $  415,000
          Cooper Manufacturing Corporation                350,000   1,191,869
          Others                                         (369,824)    (58,561)
                                                        $ (19,824) $1,548,308

          The Company for several years has been owed approximately $530,000 due from Comtec, a dormant affiliate. During 1996, it was determined that $235,000 of this amount was actually paid for the benefit of the Company and was written-off in 1996 in other expenses. It has been determined that Comtec does not have the capability to liquidate the remaining debt and the remaining receivable was offset against accrued salaries of the officer who had guaranteed the receivable. The Company has advanced through the pledging of its certificates of deposit with a bank, corresponding to direct bank loans and direct advances to Refineries Consolidated Technology, Inc. ("RCT") and Cooper Manufacturing Corporation ("Cooper") approximately $1,028,000. The Company has also acquired a secured note receivable from Cooper in exchange for 90,000 shares of its $10.00 par value Preferred Stock to an unaffiliated company who previously owned Cooper. During 1997 the Company has provided a reserve for the entire receivable from RCT ($723,000) and also provided a reserve of $867,000 against the Cooper investment. The remaining $350,000 investment in Cooper represents the amount of cash the Company expects to receive from Cooper's Plan filed in the bankruptcy court.

          During  1994  the  Company  purchased  equipment  with   a  cost  of
          approximately $47,000 and subsequently sold the equipment to an affiliated company for $200,000. A gain of approximately $153,000 was included in other income in 1994. During 1997 the Company repurchased the equipment from the affiliated company for its original price sold and subsequently sold the equipment to an unaffiliated company incurring a loss of $180,000.

                                           14
                                  SEGMENT INFORMATION
          Industrial Segments

          The Company operates principally in five industries: Water, gas, electric, defense electronics and plastics. Operations in the water industry involve the production of atmospheric water, filtration and enhanced water products. Operations in the gas industry involve the development, manufacture, and sale of gas meters and measurement equipment. Operations in the electric industry involve the manufacture and sale of meter sockets and other electrical equipment. Operations in the defense industry involve the manufacture and sale of electronic components. Operations in the plastics industry include the manufacture and sale of vacuum-form and injection-mold products. The Company's former segment, metal fabrication has been treated as a discontinued operation.

          Following is a summary of segment information for the years ended July 31,:

                                                     1997         1996         1995

          Sales to unaffiliated customers:
            Water                               $    75,234   $       -    $       -
            Gas                                   3,135,249     2,935,326    3,143,711
            Electric                              7,744,912     7,575,126   16,167,174
            Defense electronics                   5,799,455     7,013,706    6,577,333
            Plastics                              1,176,399     1,275,673    1,369,693
                                                $17,931,249   $18,799,831  $27,257,911

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           14
                            SEGMENT INFORMATION (Continued)

                                                      1997        1996         1995
          Operating income (loss):
            Water                               $   (212,742) $       -    $       -
            Gas                                       40,784     (646,568)      75,643
            Electric                                 161,043      324,602      659,788
            Defense electronics                   (1,212,197)    (279,348)     (95,196)
            Plastics                                  (2,242)      48,451      (25,483)
                                                  (1,225,354)    (552,863)     614,752

          General corporate expenses              (1,660,527)    (898,633)  (1,067,409)
          Other income (expense), net             (2,239,761)  (3,154,070)     615,821

          Earnings (loss) from continuing operations
            before income taxes                  $(5,125,642) $(4,605,566)  $  163,164

          Identifiable assets:
            Water                                $   954,690  $       -     $      -
            Gas                                    1,882,753    2,198,034    2,493,657
            Electric                               4,828,751    4,648,198    8,596,181
            Defense electronics                    2,140,005    3,581,838    3,974,844
            Plastics                                 681,089      655,493      788,769
                                                  10,487,288   11,083,563   15,853,451

          General corporate assets                14,877,315    4,010,527    4,482,643

              Total assets                       $25,364,603  $15,094,090  $20,336,094


          Capital expenditures:
            Water                                 $   7,670   $       -    $       -
            Gas                                      28,960        63,900      176,724
            Electric                                 66,095        31,931       54,594
            Defense electronics                     126,491        63,243      250,672
            Plastics                                 28,889        19,614       53,756
            General corporate                         3,399         2,955          -
                                                   $261,504      $181,643     $535,746


          Depreciation and amortization:
            Water                                $    2,131   $       -    $       -
            Gas                                     155,346       188,745      162,622
            Electric                                133,054       150,007      200,693
            Defense electronics                     263,029       296,767      294,239
            Plastics                                 23,317        21,621       62,568
            General corporate                        12,291        15,695       15,698
                                                   $589,168      $672,835     $735,820

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

          Individual customers who exceeded 10% of consolidated revenues accounted for $4,839,000, $4,385,000 and $5,490,000 in sales for the year ended July 31, 1997, 1996 and 1995, respectively.


          Geographic information


          Financial data by geographic area for the years ended July 31,:

                                                         1997
                                                       Operating
                                                        (loss)       Identifiable
                                          Sales         Income           Assets

          United States                $10,186,337    $(1,582,783)   $ 6,445,677
          Canada                         7,744,912        357,429      4,041,611
          Total                        $17,931,249    $(1,225,354)   $10,487,288


                                                         1996
          United States                $11,797,246    $(918,626)     $ 7,131,398
          Canada                         7,002,585      365,763        3,952,165
          Total                        $18,799,831    $(552,863)     $11,083,563

                                           15
                                 FOURTH QUARTER RESULTS

          During the fourth quarter of fiscal 1997 and 1996, the Company recorded the following adjustments which are unusual and non-recurring in nature: For fiscal 1997; (i) provided a reserve of $867,000 against the Company's investment in Cooper (See Note 13);
          (ii) provided a reserve of $723,000 against the Company's receivable from RCT (See Note 13); and (iii) provided a reserve of $457,800 against inventory obsolescence at SMI. For fiscal 1996;
          (i) As result of a default by the purchaser of the Retech meter socket operation, the Company fully reserved all amounts owed from the purchaser of approximately $1,800,000; (ii) obsolete and slow moving inventory write-offs in the Gas and Defense segments amounted to approximately $600,000; (iii) the remaining assets of Trans Metals investment were written-off totaling approximately $391,000; (iv) and investment losses of approximately $1,000,000.