Form 10-Q
period 1997-10-31
ELECTRIC & GAS TECHNOLOGY INC
filed 1997-12-01
CIK 785819

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)
          [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter period ended:  October 31, 1997

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

          Common - $0.01 Par Value - 8,030,624 shares at November 26, 1997.

                  ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                  Index to Form 10-Q
                        For the Quarter Ended October 31, 1997

                                                                     Page

          Part I - Financial Information

          1.  Condensed Consolidated Financial Statements:

          (a)Condensed Consolidated Balance Sheets as
          of October 31, 1997 and July 31, 1997                        3

          (b)Condensed Consolidated Statements of
          Operations for the three months
          ended October 31, 1997 and 1996                            4-5

          (c)Condensed Consolidated Statements of
          Cash Flows for the three months ended
          October 31, 1997 and 1996                                    6

          (d)Notes to Condensed Consolidated
          Financial Statements                                      7-10

          2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  11-14

          Part II - Other Information

          Item 1 - Legal Proceedings                                  14

          Item 6 - Exhibits and Reports on Form 8-K                   14

          Signature (pursuant to General Instruction E)               15

          All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed
          Financial Statements or Notes thereto.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          October 31, 1997 and July 31, 1997
                                        ASSETS

                                                    October 31,     July 31,
                                                        1997          1997
          CURRENT ASSETS                             (Unaudited)
          Cash and cash equivalents                $    897,181   $14,517,860
          Investments                                10,600,000           -
          Accounts receivable, net                    1,801,843     1,798,105
          Inventories                                 3,213,269     3,183,727
          Prepaid expenses                               80,758        97,498
          Total current assets                       16,593,051    19,597,190

          PROPERTY, PLANT AND EQUIPMENT, net          2,410,864     2,483,050
          OTHER ASSETS
          Other assets                                3,107,759     1,438,440

          TOTAL ASSETS                              $22,111,674   $23,518,680

                         LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
          Notes payable                             $ 1,508,342   $ 1,585,097
          Accounts payable                            1,567,423     1,886,813
          Accrued liabilities                           364,882     1,165,611
          Current maturities of long-term obligations   191,098       251,826
          Total current liabilities                   3,631,745     4,889,347
          LONG-TERM OBLIGATIONS
          Long-term obligations, less current
            maturities                                2,266,562     2,505,210

          MINORITY INTEREST IN SUBSIDIARY                73,060        83,004

          STOCKHOLDERS' EQUITY
          Preferred stock, $10 par value, 5,000,000
            shares authorized, 90,000 issued and
            outstanding                                 900,000       900,000
          Common stock, $.01 par value, 30,000,000
            shares authorized and issued 8,250,416       82,504        82,504
          Additional paid-in capital                 10,099,338    10,099,338
          Retained earnings                           6,543,875     6,421,117
          Pension liability adjustment                 (329,805)     (329,805)
          Cumulative translation adjustment            (455,844)     (432,274)
                                                     16,840,068    16,740,880
          Less treasury stock, 219,792 shares,
            at cost                                    (699,761)     (699,761)
          Total stockholders' equity                 16,140,307    16,041,119

          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                  $22,111,674   $23,518,680

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     Three Months Ended October 31, 1997 and 1996
                                     (Unaudited)

                                                          Three months ended
                                                              October 31,
                                                           1997        1996

          Sales                                        $3,113,676  $3,105,725
          Cost of goods sold                            2,360,986   2,244,821

          Gross profit                                    752,690     860,904

          Selling, general and
          administrative expenses                       1,194,699     935,149

          Operating profit (loss)                        (442,009)    (74,245)

          Other income and (expenses)
          Interest, net                                   (49,099)   (125,291)
          Minority interest in subsidiary                   9,944         -
          Investment gain                                 867,648         -
          Other                                            59,892       5,064

                                                          888,385    (120,227)
          Earnings (Loss) from continuing operations
          before income taxes                             446,376    (194,472)

          Provision  (credit) for
          income taxes                                        -           -

          Earnings (Loss) from continuing operations      446,376    (194,472)

          Discontinued operations:
          Earnings (loss) from operations of
            discontinued defense segment                 (323,617)     84,837
          Earnings (loss) from operations of
            discontinued metal fabrication                    -       643,168

                                                         (323,617)    728,005

          NET EARNINGS                                    122,759     533,533

          Dividend on preferred stock                      15,879      15,879

          Net earnings applicable to common stock      $  106,880  $  517,654

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                     Three Months Ended October 31, 1997 and 1996
                                     (Unaudited)
                                                          Three months ended
                                                              October 31,
                                                          1997        1996

          Earnings per share:
          Primary                                        $ 0.01      $ 0.07
          Fully diluted                                  $ 0.01      $ 0.06

          Weighted average number of
          common shares outstanding                     8,193,058   7,795,624
          Fully diluted                                 8,793,058   8,995,624

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Three months ended October 31, 1997 and 1996
                          (Unaudited)Three months ended

                                                               October 31,
                                                             1997       1996
          Increase (decrease) in cash:
          Cash flows from operating activities:
          Net earnings                                  $  122,759  $  533,533
          Adjustments to reconcile net earnings ( loss)
            to net cash provided by operating activities:
          Discontinued operations                          323,617    (728,005)
          Depreciation and amortization                     83,592      87,133
          Minority interest in subsidiary                   (9,944)        -
          Gain on investments                             (867,648)        -
          Changes in assets and liabilities:
             Accounts receivable                            (3,738)    112,655
             Inventories                                   (29,542)   (175,718)
             Prepaid expenses                               16,740      25,407
             Other assets                                 (838,411)     (5,001)
             Accounts payable                             (364,085)    124,671
             Accrued liabilities                          (800,729)      4,493

          Net cash  provided by (used in) operating
             activities                                 (2,367,389)    (20,832)

          Cash flows from investing activities:
          Investments                                  (10,600,000)        -
          Purchase of property, plant and equipment         (9,735)    (78,373)
          Net cash provided by  (used in) investing
             activities                                (10,609,735)    (78,373)

          Cash flows from financing activities:
          Increase (decrease) in notes payable and
          long-term obligations                           (355,007)    (20,454)
          Payment to affiliates                           (288,548)   (204,178)
          Net cash provided by (used in) financing
             activities                                   (643,555)   (224,632)

          NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                  (13,620,679)   (323,837)

          Cash and cash equivalents -
             beginning of period                        14,517,860     457,455

          Cash and cash equivalents- end of period    $    897,181  $  133,618

          Supplemental disclosures of cash flow information:
          Cash paid during the year for Interest      $    121,836  $  135,804

                               See accompanying notes.

                      ELECTRIC & GAS TECHNOLOGHY, INC. AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   October 31, 1997

                                     (Unaudited)

          NOTE A - GENERAL

          Electric & Gas Technology, Inc.("the Company"or "ELGT") was organized under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. The Company presently is the owner of 100% of Retech, which currently owns 80% of ABI and the Company owns 91.5% of AMT and 100% of Reynolds, Hydel and Fridcorp, and, through such subsidiaries, operates in four distinct business segments: (1) production of atmospheric water, filtration and enhanced water products (AMT); (2) the manufacture and sale of natural gas measurement, metering and odorization equipment (Reynolds); (3) the manufacture and sale of electric meter enclosures and pole-line hardware for the electric utility industry and the general public (Hydel); and (4) the manufacture of vacuum-form and injection-mold products (Fridcorp). The entrance into the Water Industry will be the major focus for the future development and growth on the Company. Effective October 1, 1997 and July 31, 1997, the Company discontinued the operations of its defense and metal fabrication segments, respectively which previously were engaged in the design and manufacture  of  defense  electronic  components  (SMI)  and  the manufacture and sale of precision metal enclosures for telecommunication and computer equipment (Logic), respectively. The Company sold its Canadian heating division and its U.S. meter socket and Test Switch divisions during fiscal 1996 and 1995. These operations were part of the electric segment.

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

          The statements were prepared using generally accepted accounting principles. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 1997 have been omitted, even though they are necessary for a fair presentation of the financial position at October 31, 1997 and 1996 and the results of operations and cash flows for the periods then ended.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   October 31, 1997

                                     (Unaudited)

          NOTE B - INVENTORIES

          Inventories are comprised as follows:
                                             October 31, 1997   July 31, 1997

          Raw Materials                         $1,255,382        $1,256,845
          Work in process                          294,487           312,226
          Finished Goods                         1,663,400         1,614,656
                                                $3,213,269        $3,183,727

          NOTE C - COMMON AND PREFERRED STOCK AND EARNINGS PER SHARE

          Earnings per common share is based on the average weighted shares outstanding during the periods reported on. Fully diluted shares assume conversion of the 90,000 of $10 par value preferred stock into approximately 600,000 shares of common stock using an approximate market value of $1.50 per share (See the following paragraph regarding any ultimate conversion).

          On December 15, 1995, the Company closed on a Note Purchase Agreement with Allied Products Corporation ("Allied"), thereby obtaining Allied's right, title and interest in and to a certain Promissory Note and all security existing thereunder and obligations of Cooper Manufacturing Corporation ("Cooper") under this Note and the Facility Agreement formerly executed by Cooper and its shareholders in exchange for $100,0000 in cash and newly issued, 90,000 shares of, Series A, $10.00 par value, 7% Convertible Preferred stock of the Company. The promissory note was due on December 31, 1995 and demand for payment was made on Cooper and its guarantors. The preferred stock is convertible into common stock of the Company at the ratio of two shares of common stock for each share of preferred stock. Each holder of record of the shares of preferred stock is entitled to one vote per share equal to the voting rights of the common shareholders. The Company has agreed to make whole any deficiency upon conversion and subsequent sale after December 31, 1997 of the Company's common stock for less than $900,000. The Company's common stock is trading at approximately $1.50 per share which if sold at that price would require 600,000 shares to be sold to retire the obligation to Allied. The Company is of the opinion that the consideration paid for the Allied note will require an adjustment due to Cooper's bankruptcy filing based on Allied's lack of disclosure regarding the threat of eminent bankruptcy by the debtor. Any final conversion to the Company's common stock is uncertain.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   October 31, 1997

                                     (Unaudited)

          NOTE  C   -  COMMON   AND  PREFERRED   STOCK  AND   EARNINGS  PER
          SHARE(Continued)

          The individuals whose stock was pledged and who personally guaranteed the Allied Note, petitioned the court on behalf of Cooper to file for protection under the U.S. Bankruptcy laws in a Houston, Texas court. Effective July 31, 1997, the Company reduced its investment in Cooper to $350,000, the amount anticipated to be recovered under the bankruptcy. On November 21, 1997, the bankruptcy court confirmed the debtor's Plan (Cabec Energy Corp.) which provides the Company with $700,000 in cash, notes totaling $220,000, a royalty of 3% of new rigs sold and 1,000,000 shares of Cabec Energy Corp. common stock. Based on the consideration to be received under the confirmed Plan, the Company adjusted its investment in Cooper to approximately $1,200,000.

          NOTE D - DISPOSITIONS

          The Company sold its defense (SMI) and metal fabrication (Logic and Precision) segments effective October 1, 1997 and July 31, 1997, respectively and accordingly, the financial statements have been reclassified to reflect these segments as discontinued operations. The Company has entered into an agreement to sale SMI with its current management and will receive cash of $100,000, a note for $900,000 and a contingent payment based on a future royalty. Such note and deferred gain are grouped in other assets at October 31, 1997 and any gain will be recognized as cash is received. Proceeds from the sale of the metal fabrication segment amounted to approximately $20,850,000 with a corresponding gain of approximately $12,650,000 and was recorded effective July 31, 1997. Sales, cost of goods sold, selling, general and administrative expense and other for three months ended October 31, 1997 and 1996 were as follows:

                                                  1997           1996

          Sales                                $ 581,790     $6,040,988
          Cost of goods sold                     516,342      4,066,976
          Selling, general and administrative    329,738      1,055,148
          Other                                   59,327        190,859

          Discontinued operations              $(323,617)    $  728,005

          NOTE F - INDUSTRY SEGMENT DATA:

          The Company's business is primarily  comprised of four industry segments: i.  water (AMT);
          ii.  natural  gas  measurement and  recording  devices  and  odorization (Reynolds);  iii.
          electrical components and enclosures  (Hydel); and v. injection molding  and thermoforming plastic components (Fridcorp) as set forth below.  Operating profits represent total sales less cost of sales and general and administrative expenses.

                                           Three Months Ended October 31, 1997

                                                                                             General
                                               Water        Gas       Electric    Plastic   Corporate   Consolidated

          Sales                             $  52,105    $607,651    $2,117,026  $336,894   $     -      $3,113,676
          Cost of goods sold                   80,591     347,184     1,691,345   241,866         -       2,360,986
          Selling, gen. & adm.                 72,715     344,032       363,047    78,693     336,212     1,194,699

          Operating profit(loss)             (101,201)    (83,565)       62,634    16,335    (336,212)     (442,009)

          Interest, net                           -       (20,835)      (22,972)  (7,902)       2,610       (49,099)
          Other income(expense)                   -        21,113           -        -        916,371       937,484

          Net earnings(loss) from continuing
            operations before income taxes  $(101,201)  $(83,287)    $   39,662 $  8,433     $582,769    $  446,376
          Assets:
            Receivables                       $15,790   $342,289     $1,278,620 $165,144     $    -      $1,801,843
            Inventory                        $423,090   $818,892     $1,839,976 $131,311     $    -      $3,213,269
            Total assets                     $639,633 $1,900,483     $4,756,670 $702,424  $14,112,464   $22,111,674

          Depreciation                       $    -      $40,591        $33,778  $ 5,577       $3,646       $83,592
          Additions PP&E                       $9,587     $3,319        $(6,568)  $2,019       $1,378        $9,735

                                                      10

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

          The Company, through its subsidiaries, operates within four separate industries. These are (i) production of atmospheric water, filtration and enhanced water products; (ii) the manufacture of natural gas measurement equipment and gas odorization products; (iii) the manufacture and sale of metal enclosures and other electrical equipment for use in the electric utility industry; and (iv) the manufacture of vacuum-form and injection-mold products.

          Results of Operations

          Summary. The Company reported net earnings (loss) from continuing operations and net earnings of $446,376 and $(194,472) and $122,759 and $533,533 for the three months ended October 31, 1997 and 1996, respectively. Operating income decreased by $(185,445) to $(105,797) the result of higher general and administrative expenses and reduced revenues and operating profits in the gas segment. The first quarter of fiscal 1997 was benefited by the favorable treatment under the debtor's confirmed Plan for Cooper Manufacturing Corporation in bankruptcy. Gross margins declined from 27.72% to 24.17%. Selling, general and administrative expenses as a relationship to revenues at the segment level increased from 25.16% to 27.57% of revenues. Net interest cost decreased due mainly to decreased borrowing and earnings on short-term investments.

          Increases(decreases) for the three months period ended October 31, 1997, as compared with the similar period of 1996, for key operating data were as follows:


                                                          Three Months Ended
                                                            October 31,1997

                                                         Increase    Percent
                                                        (Decrease)    Change

          Operating Revenues                               $7,951        .26
          Operating Income                               (185,445)   (232.83)
          Earnings (loss) from continuing operations
          before income taxes                             307,287     158.01
          Net Earnings Per Share                             (.06)    (85.71)

          The following table represents the changes [increase/(decrease)] in operating revenues, operating income and net earnings before income taxes by the respective industry segments when compared to the previous period:

                                                        Three Months Ended
                                                          October 31,1997

                                                         Increase
                                                        (Decrease)    Percent

          Operating Revenues:

            Water                                      $   52,105      655.33
            Gas                                          (299,553)  (3,767.49)
            Electric                                      238,567    3,000.46
            Plastics                                       16,832      211.70

                                                       $    7,951      100.00

          Operating Income (Loss):

            Water                                      $ (101,201)     (54.57)
            Gas                                          (146,250)     (78.86)
            Electric                                       68,656       37.02
            Plastics                                       (6,650)      (3.59)

                                                         (185,445)     100.00

          General Corporate                              (182,319)
          Other Income (Expense)                          675,051

          Earnings from continuing operations
            before Income Taxes                        $  307,287

          Water revenues amounted to $52,105 which were essentially sales of a few demonstrators of this segments "Watermaker" product. Expenses were $153,306, including further development of a business plan and marketing expenses. While the Company has been working on this project for sometime, only recently has any meaningful activity taken place.

          Gas revenues decreased by $(299,553) for the three months ended October 31, 1997. Operating income decreased by $(146,250) for the three months ended October 31, 1997, resulting in operating loss of $(83,565). Selling, general and administrative expenses increased with declining revenues, resulting in the operating loss. Staffing levels remained high due to an anticipated development contract for a new meter product.

          Electric revenues increased for the three months ended October 31, 1997 by $238,567. Gross margins for the three months remained relatively unchanged at 20.11%. Operating profits increased by $ 68,656 due to the lower carrying cost of the Paris, Texas facility and improved performance in the Canadian operation. The electric segment now consist of only the Canadian meter socket and pole line hardware product lines selling almost entirely in the Canadian markets.

          Plastics revenues increased by $16,832 for the three months ended October 31, 1997. With revenues remaining relatively unchanged, operating profits decreased by $(6,650). The decreases in operating profits were due to higher selling, general and administrative expenses.

          With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Operating profits decreased by 5.96%, the effect of reduced margins (3.55)% and increased selling, general and administrative expense of (2.42)%, discussed above, for the three months ended October 31, 1997.

          Liquidity and Capital Resources

          Liquidity. Current assets of the Company totaled $16,593,051 at October 31, 1997, down from current assets of $19,597,190 at July 31, 1997, or a decrease of $(3,004,139). Current liabilities decreased by $(1,297,602), resulting in a decrease in working capital (current assets less current liabilities) to $12,961,306 at October 31, 1997, from $14,707,843 at July 31, 1997. The
          Company believes that it has and will generate sufficient cash to meet its working capital requirements and debt obligations.

          Hydel has a working capital line-of-credit with a Canadian bank in the amount of approximately $1,500,000. The Canadian credit facility is secured by receivables, inventories and equipment of Hydel.

          The Company continues to borrow under its CIT Group Credit/Finance, Inc. revolving and term loan facility. Borrowing under the revolving portion is based on eligible accounts receivable and inventory. The outstanding revolving loan balance was $459,955 and the term loan balance was $275,095 at October 31, 1997.

          Capital Expenditures

             For Fiscal 1997, the Company (and its subsidiaries) does not anticipate any significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries.

          Dividend Policy

          No cash dividends have been declared by the Company's Board of Directors since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize it cash flow to invest in its businesses. Cumulative dividends on the Series A, 7% Convertible Preferred Stock, have not been paid and amounted to $118,833 as of October 31, 1997.

          Other Business Matters

               Accounting for Post-Retirement Benefits. The Company provides no post-retirement benefits; therefore, FASB No. 106 will have no impact on the Company's financial position or result of operations.

               Inflation. The Company does not expect the current effects of inflation to have any effect on its operations in the foreseeable future. The largest single impact affecting the Company's overall operations is the general state of the economy and principally new home construction.

                                       PART II

          ITEM 1.  LEGAL PROCEEDINGS

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

          Allied Products Co has sued the Company under the Preferred Stock issued by the Company in connection with its investment in Cooper Manufacturing Corporation ("Cooper") and the rights pertaining thereto. The suit was filed in the Eastern District of Illinois (Chicago) and currently, all activity is directed at jurisdictional issues. The Company has filed a counter suit alleging security violations (10b5) demanding return of its Preferred Stock. In addition, the Company has been advised by the Cooper debtor-in-possession that they plan to initiate
          litigation   claiming  preference  violations  by  Allied.    The
          ultimate resolution of this case will depend in part upon the outcome of the Cooper bankruptcy case. The bankruptcy court confirmed the debtor's Plan of Reorganization on November 21, 1997.

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)NONE

          (b)Reports on Form 8-K.

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





          Dated: December 1, 1997