Form 10-Q
period 1998-01-31
ELECTRIC & GAS TECHNOLOGY INC
filed 1998-03-16
CIK 785819

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)
          [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter period ended:  January 31, 1998

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

          Common - $0.01 Par Value - 7,808,224 shares at March 6, 1998.

                  ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                  Index to Form 10-Q
                        For the Quarter Ended January 31, 1998


                                                                      Page

          Part I - Financial Information

          1.  Condensed Consolidated Financial Statements:

          (a)Condensed Consolidated Balance Sheets as
          of January 31, 1998 and July 31, 1997                         3

          (b)Condensed Consolidated Statements of
          Operations for the three and six months
          ended January 31, 1998 and 1997                             4-5

          (c)Condensed Consolidated Statements of
          Cash Flows for the six months ended
          January 31, 1998 and 1997                                     6

          (d)Notes to Condensed Consolidated
          Financial Statements                                       7-13

          2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   14-17

          Part II - Other Information

          Item 1 - Legal Proceedings                                   17

          Item 6 - Exhibits and Reports on Form 8-K                    18

          Signature (pursuant to General Instruction E)                19

          All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed
          Financial Statements or Notes thereto.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          January 31, 1998 and July 31, 1997
                                        ASSETS

                                                      January 31,    July 31,
                                                          1998        1997
          CURRENT ASSETS(Unaudited)
          Cash and cash equivalents                   $ 1,126,065  $14,503,417
          Investments                                   9,624,258           -
          Accounts receivable, net                      1,523,809    1,648,286
          Inventories                                   3,032,395    3,067,865
          Prepaid expenses                                 79,920       93,398
          Total current assets                         15,386,447   19,312,966
          PROPERTY, PLANT AND EQUIPMENT, net            1,933,096    2,086,744

          OTHER ASSETS                                  3,213,500    1,619,419

          TOTAL ASSETS                                $20,533,043  $23,019,129

                         LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
          Notes payable                               $ 1,271,061  $ 1,463,554
          Accounts payable                              1,590,750    1,780,352
          Accrued liabilities                             102,732    1,110,075
          Current maturities of long-term obligations     147,513      183,231
          Total current liabilities                     3,112,056    4,537,212
          LONG-TERM OBLIGATIONS
          Long-term obligations, less current
               maturities                               1,787,306    2,357,794

          MINORITY INTEREST IN SUBSIDIARY                  62,744       83,004

          STOCKHOLDERS' EQUITY
          Preferred stock, $10 par value, 5,000,000
               shares authorized, 90,000 issued and
               outstanding                                900,000      900,000
          Common stock, $.01 par value, 30,000,000
               shares authorized and issued 8,250,416      82,504       82,504
          Additional paid-in capital                   10,099,338   10,099,338
          Retained earnings                             6,465,913    6,421,117
          Pension liability adjustment                   (329,805)    (329,805)
          Cumulative translation adjustment              (490,647)    (432,274)
                                                       16,727,303   16,740,880
          Less treasury stock, 442,192 in 1998 and
            219,792 in 1997 shares, at cost            (1,156,366)    (699,761)
          Total stockholders' equity                   15,570,937   16,041,119

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $20,533,043  $23,019,129

                                   See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three and Six Months Ended January 31, 1998 and 1997
                                     (Unaudited)

                                               Three months ended        Six months ended
                                                   January 31,             January 31,
                                                 1998        1997        1998        1997

          Sales                               $2,703,094  $2,625,417  $5,479,876  $5,411,080
          Cost of goods sold                   2,147,511   1,768,248   4,266,631   3,780,507

          Gross profit                           555,583     857,169   1,213,245   1,630,573

          Selling, general and
          administrative  expenses             1,158,336   1,003,223   2,274,342   1,873,857

          Operating  profit  (loss)             (602,753)   (146,054) (1,061,097)   (243,284)

          Other income and (expenses)
          Interest, net                           99,070    (109,736)     57,873    (232,285)
          Minority interest                       10,317          -       20,260          -
          Investment gain                        435,440          -    1,341,898          -
          Other, net                              20,868      (6,167)     41,951      (1,103)

                                                 565,695    (115,903)  1,461,982    (233,388)

          Earnings (loss) from continuing
          operations                             (37,058)   (261,957)    400,885    (476,672)

          Earnings (Loss) from discontinued
          operations of:
           Plastics segment                     (40,905)     (13,943)    (32,472)      6,300
           Defense segment                           -      (261,218)   (323,617)   (176,381)
           Metal  fabrication segment                -       409,877          -    1,053,045

                                                (40,905)     134,716    (356,089)    882,964


          NET EARNINGS (LOSS)                   (77,963)    (127,241)     44,796     406,292

          Dividend on preferred stock            15,879       15,879      31,759      31,759

          Net earnings (loss) applicable
          to common stock                    $  (93,842)  $ (143,120)  $  13,037  $ (374,533)

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                 Three and Six Months Ended January 31, 1998 and 1997
                                     (Unaudited)

                                                Three months ended       Six months ended
                                                   January 31,             January 31,
                                                 1998        1997        1998        1997

          Earnings (loss) available per Common share:

          Continuing operations                 $(0.01)     $(0.04)     $ 0.05      $(0.06)
          Discontinued operations                 0.00        0.02       (0.05)       0.11

          Net income                            $(0.01)     $(0.02)     $ 0.00      $ 0.05

          Earnings (loss) available per Common share - assuming dilution:

          Continuing operations                  $0.00      $(0.03)     $ 0.05      $(0.05)
          Discontinued operations                (0.01)       0.02       (0.04)       0.09

          Net income                            $(0.01)     $(0.01)     $ 0.01      $ 0.04

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Six months ended January 31, 1998 and 1997
                           (Unaudited)Six months ended

                                                                       January 31,
                                                                   1998          1997
          Increase (decrease) in cash:
          Cash flows from operating activities:
          Net earnings (loss)                                 $    44,796   $   406,292
          Adjustments to reconcile net earnings ( loss)
             to net cash provided by operating activities:
          Discontinued operations                                (356,089)      882,964
          Depreciation and amortization                           159,845       166,839
          Minority interest                                       (20,260)           -
          Gain on investments                                  (1,341,898)           -
          Changes in assets and liabilities:
             Accounts receivable                                  124,477       278,855
             Inventories                                           35,470      (373,876)
             Prepaid expenses                                      13,478        16,648
             Other assets                                         851,855    (1,383,208)
             Accounts payable                                    (171,503)      295,847
             Accrued liabilities                               (1,007,343)      (59,479)

          Net cash provided by (used in) operating activities  (1,667,172)      230,882

          Cash flows from investing activities:
          Investments                                         (10,037,591)           -
          Purchase of treasury stock                             (456,605)           -
          Purchase of property, plant and equipment                (2,855)      (92,204)
          Net cash provided by (used in) investing activities (10,497,051)      (92,204)

          Cash flows from financing activities:
          Increase (decrease) in notes payable and
          long-term obligations                                  (875,171)     (165,335)
          Due to/from affiliate                                  (337,958)     (205,610)
          Net cash provided by (used  in) financing activities (1,213,129)     (370,945)

          NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                         (13,377,352)     (232,267)

          Cash  and cash equivalents  - beginning of  period   14,503,417       458,359

          Cash and cash equivalents - end of period           $ 1,126,065   $   226,092

          Supplemental disclosures of cash flow information:
          Cash paid during the year for Interest              $   188,454   $   232,285

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   January 31, 1998

                                     (Unaudited)

          NOTE A - GENERAL

          Electric & Gas Technology, Inc.("the Company"or "ELGT") was organized under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. The Company presently is the owner of 100% of Retech, which currently owns 80% of ABI and the Company owns 91.5% of AMT and 100% of Reynolds and Hydel, and, through such subsidiaries, operates in three distinct business segments: (1) production of atmospheric water, filtration and enhanced water products (AMT); (2) the manufacture and sale of natural gas measurement, metering and odorization equipment (Reynolds); and
          (3) the manufacture and sale of electric meter enclosures and pole-line hardware for the electric utility industry and the general public (Hydel). The entrance into the Water Industry will be the major focus for the future development and growth on the Company. Effective December 31, 1997, October 1, 1997 and July 31, 1997, the Company discontinued the operations of its plastics, defense and metal fabrication segments, respectively which previously were engaged in the manufacture of vacuum-form and injection-mold products (Fridcorp), design and manufacture of defense electronic components (SMI) and the manufacture and sale of precision metal enclosures for telecommunication and computer equipment (Logic), respectively. The Company sold its Canadian heating division and its U.S. meter socket and Test Switch divisions during fiscal 1996 and 1995. These operations were part of the electric segment.

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

          The statements were prepared using generally accepted accounting principles. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 1997 have been omitted, even though they are necessary for a fair presentation of the financial position at January 31, 1998 and 1997 and the results of operations and cash flows for the periods then ended.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 1998

                                     (Unaudited)

          NOTE B - INVENTORIES

          Inventories are comprised as follows:
                                            January 31, 1998    July 31, 1997

          Raw Materials                         $1,129,909        $1,209,548
          Work in process                          274,212           312,226
          Finished Goods                         1,628,274         1,546,091
                                                $3,032,395        $3,067,865

          NOTE C - PREFERRED STOCK AND EARNINGS PER SHARE

          On December 15, 1995, the Company closed on a Note Purchase Agreement with Allied Products Corporation ("Allied"), thereby obtaining Allied's right, title and interest in and to a certain Promissory Note and all security existing thereunder and obligations of Cooper Manufacturing Corporation ("Cooper") under this Note and the Facility Agreement formerly executed by Cooper and its shareholders in exchange for $100,0000 in cash and newly issued, 90,000 shares of, Series A, $10.00 par value, 7% Convertible Preferred stock of the Company. The promissory note was due on December 31, 1995 and demand for payment was made on Cooper and its guarantors. The preferred stock is convertible into common stock of the Company at the ratio of two shares of common stock for each share of preferred stock. Each holder of record of the shares of preferred stock is entitled to one vote per share equal to the voting rights of the common shareholders. Under the agreement the Company is to make whole any deficiency upon conversion and subsequent sale after December 31, 1997 of the Company's common stock for less than $900,000. The Company's common stock is trading at approximately $1.75 per share which if sold at that price would require approximately 514,000 shares to be sold to retire the obligation to Allied. The Company is of the opinion that the consideration paid for the Allied note will require a major adjustment due to Cooper's bankruptcy filing regarding the Promissory Note purchased from Allied. Allied has sued the Company under the Preferred Stock issued by the Company in connection with its investment in Cooper and the rights pertaining thereto. The suit was filed in the Eastern District of Illinois (Chicago) and currently, all activity is directed at discovery. The Company has filed a counter suit alleging security violations (10b5) demanding return of its Preferred Stock. In addition, the Company has been advised by the Cooper debtor-in-possession that it has litigation pending claiming preference and other violations by Allied. The ultimate resolution of the Company's case will depend in part upon the outcome of the Cooper bankruptcy case. Any final conversion to the Company's common stock is uncertain. Accumulated and unpaid dividends on the preferred stock amounted to approximately $134,112 at January 31, 1998.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 1998

                                     (Unaudited)

          NOTE C - PREFERRED STOCK AND EARNINGS PER SHARE(Continued)

          The individuals whose stock was pledged and who personally guaranteed the Allied Note, petitioned the court on behalf of Cooper to file for protection under the U.S. Bankruptcy laws in a Houston, Texas court. Effective July 31, 1997, the Company reduced its investment in Cooper to $350,000, the amount anticipated to be recovered under the bankruptcy. On November 21, 1997, the bankruptcy court confirmed the debtor's Plan (Cabec Energy Corp.) which provides the Company with $700,000 in cash, notes totaling $220,000, a royalty of 3% of new rigs sold and 1,000,000 shares of Cabec Energy Corp. common stock. Based on the consideration received under the confirmed Plan, the Company adjusted its investment in Cooper to approximately $1,200,000.

          In  1997,  The  Financial   Accounting  Standards  Board   issued
          Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Dilute earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and when necessary, restated to conform to the Statement 128 requirements.

          The following table sets forth the computation of basic and diluted earnings per share:

                                           Three months ended     Six months ended
                                             1998        1997       1998      1997
          Numerator
          Net income (loss)from continuing
           operations                     $(37,058)  $(261,957)  $400,885  $(476,672)

            Preferred  stock  dividends    (15,879)    (15,879)   (31,759)   (31,759)

          Numerator for basic earnings per share
          Net income (loss) available to
            common stockholders continuing
            operations                     (52,937)   (277,836)   369,126   (508,431)

          Discontinued operations          (40,905)    134,716   (356,089)   882,964


          Net income (loss) available to
            common stockholders          $(93,842)   $(143,120) $  13,037  $ 374,533

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 1998

                                     (Unaudited)

          NOTE C - PREFERRED STOCK AND EARNINGS PER SHARE(Continued)

                                            Three months ended     Six months ended
                                             1998        1997       1998      1997

          Effect of dilutive securities
            Preferred  stock  dividends  $ 15,879     $ 15,879  $  31,759  $  31,759

          Numerator for diluted earnings per share
          Net income (loss) available to
            common stockholders after
            assumed conversion continuing
            operations                  $(37,058)    $(261,957)  $400,885  $(476,672)
          Discontinued operations        (40,905)      134,716   (356,089)   882,964

          Net income (loss) available to
            common stockholders         $(77,963)    $(127,241)$   44,796   $406,292

          Demoninator
            Demoninator for basic earnings per share
          weighted-average shares      7,808,224     7,975,624  7,808,224  7,975,624

          Effect of dilutive securities:
          Options                        290,000            -     290,000         -
          Preferred stock                514,000     1,371,000    514,000  1,371,000

                                         804,000     1,371,000    804,000  1,371,000

          Demoninator for dilutive earnings per share
          assumed conversion           8,612,224    9,346,624   8,612,224  9,346,624

          Options to purchase shares ranging in price from $2.00 to $4.25 for 127,000 shares and shares ranging in price from $2.50 to $4.68 for 333,000 shares were outstanding during 1998 and 1997, respectively but were not included in the computation of dilutive earnings per share because the options' exercise price was greater that the average market price of the common shares and, therefore, the effect would be antidilutive.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 1998

                                     (Unaudited)
          NOTE D - DISPOSITIONS

          The Company sold its Plastics (Fridcorp), defense (SMI) and metal fabrication (Logic and Precision) segments effective December 31, 1997, October 1, 1997 and July 31, 1997, respectively and accordingly, the financial statements have been reclassified to reflect these segments as discontinued operations. The Company sold the operating assets of Fridcorp Plastics, Inc. for cash of $760,000 which resulted in a gain of $211,903. The Company has an agreement to sale SMI to its current management and will receive cash of $100,000, a note for $900,000 and a contingent payment based on a future royalty. Such note and deferred gain are grouped in other assets at January 31, 1998 and any gain will be recognized as cash is received. Proceeds from the sale of the metal fabrication segment amounted to approximately $20,850,000 with a corresponding gain of approximately $12,650,000 and was recorded effective July 31, 1997. Sales, cost of goods sold, selling, general and administrative expense and other for three and six months ended January 31, 1998 and 1997 were as follows:

                                                      Three months              Six months
                                                     1998       1997        1998         1997

          Sales                                   $185,517  $6,153,898  $1,104,411  $12,514,948
          Cost of goods sold                       187,983   4,535,009     946,193    8,834,547
          Selling, general and administrative       31,986   1,307,167     440,418    2,426,830
          Other                                      6,453     177,006      73,889      370,607

          Discontinued  operations                $(40,905) $  134,716  $ (356,089) $   882,964

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 1998

                                     (Unaudited)

          NOTE F - INDUSTRY SEGMENT DATA:

          The Company's business is primarily comprised of three industry segments: i. water (AMT); ii. natural gas measurement and recording devices and odorization (Reynolds); and iii. electrical components and enclosures (Hydel) as set forth below. Operating profits represent total sales less cost of sales and general and administrative expenses.

                            Three Months Ended January 31, 1998
                                                                         General
                                     Water       Gas        Electric    Corporate  Consolidated

          Sales                    $     -    $ 601,208    $2,101,886   $     -    $2,703,094
          Cost of goods sold         25,939     464,847     1,656,725         -     2,147,511
          Selling,  gen. &  adm.    111,221     316,951       335,702    394,462    1,158,336

          Operating  profit(loss)  (137,160)   (180,590)      109,459   (394,462)    (602,753)

          Interest, net                  -       (7,000)      (29,091)   135,161       99,070
          Other income(expense)          -       22,126            -     444,499      466,625

          Net earnings (loss) from
           continuing operations  $(137,160)  $(165,464)  $    80,368   $185,198   $  (37,058)

          Assets:
            Receivables           $      47   $ 295,470   $ 1,228,292   $     -    $1,523,809
            Inventory              $423,091    $723,291    $1,886,013   $     -    $3,032,395
            Total assets           $734,724  $1,849,619    $4,582,847 $13,365,853 $20,533,043

          Depreciation               $2,064     $43,932       $32,187      $3,647     $81,830

          Additions PP&E             $   -       $3,905       $(8,766)     $   -      $(4,861)

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 1998

                                     (Unaudited)

          NOTE F - INDUSTRY SEGMENT DATA(Continued):

                                               Six Months Ended January 31, 1998
                                                                         General
                                      Water       Gas      Electric    Corporate  Consolidated

          Sales                    $  52,105  $1,208,859   $4,218,912   $     -    $5,479,876
          Cost of goods sold         106,530     812,031    3,348,070         -     4,266,631
          Selling, gen. &  adm.      183,936     660,983      698,749    730,674    2,274,342

          Operating profit(loss)    (238,361)   (264,155      172,093   (730,674)(  1,061,097)

          Interest, net                   -      (27,835)     (52,063)   137,771       57,873
          Other income(expense)           -       43,239           -   1,360,870    1,404,109

          Net earnings (loss) from
           continuing  operations  $(238,361)  $(248,751)  $  120,030   $767,967     $400,885

          Depreciation                $2,064     $84,523      $65,965     $7,293     $159,845

          Additions PP&E              $9,587      $7,224     $(15,334)    $1,378       $2,855

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

          The Company, through its subsidiaries, operates within three separate industries. These are (i) production of atmospheric water, filtration and enhanced water products; (ii) the manufacture of natural gas measurement equipment and gas odorization products; and (iii) the manufacture and sale of metal enclosures and other electrical equipment for use in the electric utility industry.

          Results of Operations

          Summary. The Company reported net earnings (loss) from continuing operations and net earnings (loss) of $400,885 and $44,796 and $(37,058) and $(77,963) for the six and three months ended January 31, 1998, respectively. This compared to $(476,672) and $406,292 and $(261,957) and $(127,241) for the six
          and three months ended January 31, 1997, respectively. Operating income decreased by $(484,732) and $(305,937) for the six and three month periods, the result of operating expenses of $137,160 with no corresponding revenue in the water segment during the second quarter and higher cost of goods sold and general and administrative expenses with reduced revenues and operating profits in the gas segment. The electric segment reported improved revenues and operating profits for both periods. The first quarter of fiscal 1998 was benefited by the favorable treatment under the debtor's confirmed Plan for Cooper Manufacturing Corporation in bankruptcy. Gross margins declined from 30.13% to 22.14%. Selling, general and administrative expenses as a relationship to revenues at the segment level increased from 27.28% to 28.17% of revenues. Net interest income was reported both for the six and three months ended January 31, 1998 due to earnings on short-term investments and decreased borrowing.

          Increases(decreases) for the three and six months period ended January 31, 1998, as compared with the similar period of 1997, for key operating data were as follows:

                                          Three Months Ended  Six Months Ended
                                           January 31, 1998    January 31,1998

                                          Increase   Percent    Increase   Percent
                                         (Decrease)   Change   (Decrease)   Change

          Operating Revenues               $77,677     2.87      $68,796     1.26
          Operating Income                (305,937) (313.31)    (484,732) (314.13)
          Earnings (loss) from continuing
          operations                       214,582    81.91      857,297   179.85
          Net Earnings Per Share            (.01)    (50.00)      (.05)   (100.00)

          The following table represents the changes [increase/(decrease)] in operating revenues, operating income and net earnings before income taxes by the respective industry segments when compared to the previous period:

                                           Three Months Ended   Six Months Ended
                                            January 31, 1998     January 31,1998

                                          Increase               Increase
                                         (Decrease)   Percent   (Decrease)  Percent

          Operating Revenues:

            Water                        $      -         -     $  52,105    75.74
            Gas                           (337,103)  (433.98)    (636,656) (925.43)
            Electric                       414,780    533.98      653,347   949.69

                                         $  77,677    100.00    $  68,796   100.00

          Operating Income (Loss):

            Water                        $(137,160)  (44.83)    $ (238,361) (49.17)
            Gas                           (255,779)  (83.61)      (402,029) (82.94)
            Electric                        87,002    28.44        155,658   32.11

                                          (305,937)  100.00       (484,732) 100.00

          General Corporate               (150,762)               (333,081)
          Other Income (Expense)           671,281               1,675,110

          Earnings from continuing
          operations                     $ 214,582               $ 857,297

          Water revenues amounted to $52,105 for the six months ended January 31, 1998 which were essentially sales of a few demonstrators of this segments "Watermaker" product occurring during the first quarter. No revenues were recorded during the second quarter. Expenses were $290,466 and $137,160 for the six and three months ended January 31, 1998, respectively. With the exception of cost associated with the first quarter revenues, expenses mainly consisted of further development costs, including a business plan and marketing expenses. While the Company has been working on this project for sometime, only recently has any meaningful activity taken place. Revenues are not projected until sometime in the fourth quarter of fiscal 1998.

          Gas revenues decreased by $(636,656) and $(337,103) for the six and three months ended January 31, 1998. Operating income decreased by $(402,029) and $(255,779) for the six and three months ended January 31, 1998, resulting in operating loss of $(264,155) and $(180,590), respectively. Selling, general and administrative expenses increased slightly in-spite of the declining revenues, resulting in the operating losses. Staffing levels remained high due to a development contract for a new BTU meter.

          Electric revenues increased for the six and three months ended January 31, 1998 by $653,347 and $414,780. Operating profits increased by $155,658 and $87,002 for the six and three months ended January 31, 1998, respectively, due to the lower carrying cost of the Paris, Texas facility and improved performance in the Canadian operation. Second quarter revenues were helped by winter storms affecting eastern Canada, requiring major replacement of damaged transmission lines. The electric segment now consist of only the Canadian meter socket and pole line hardware product lines selling almost entirely in the Canadian markets.

          With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Operating profits decreased by 8.88% and 11.42% for the six and three months ended January 31, 1998, respectively, the effect of reduced margins, discussed above.

          Liquidity and Capital Resources

          Liquidity. Current assets of the Company totaled $15,386,447 at January 31, 1998, down from current assets of $19,312,966 at July 31, 1997, or a decrease of $(3,926,519). Current liabilities decreased by $(1,425,156), resulting in a decrease in working capital (current assets less current liabilities) to $12,274,391 at January 31, 1998, from $14,775,754 at July 31, 1997. The
          Company believes that it has and will generate sufficient cash to meet its working capital requirements and debt obligations.

          Hydel has a working capital line-of-credit with a Canadian bank in the amount of approximately $1,500,000. The Canadian credit facility is secured by receivables, inventories and equipment of Hydel.

          The Company continues to borrow under its CIT Group Credit/Finance, Inc. revolving and term loan facility. Borrowing under the revolving portion is based on eligible accounts receivable and inventory. The outstanding revolving loan balance was $333,559 and the term loan balance was $78,842 at January 31, 1998.

          Capital Expenditures

             For Fiscal 1998, the Company (and its subsidiaries) does not anticipate any significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries.

          Dividend Policy

          No cash dividends have been declared by the Company's Board of Directors since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize it cash flow to invest in its businesses. Cumulative dividends on the Series A, 7% Convertible Preferred Stock, have not been paid and amounted to $134,112 as of January 31, 1998.

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

          Allied Products Co has sued the Company under the Preferred Stock issued by the Company in connection with its investment in Cooper Manufacturing Corporation ("Cooper") and the rights pertaining thereto. The suit was filed in the Eastern District of Illinois (Chicago) and currently, all activity is directed at discovery. The Company has filed a counter suit alleging security violations
          (10b5) demanding return of its Preferred Stock. In addition, the Company has been advised by the Cooper debtor-in-possession that it has litigation pending claiming preference and other violations by Allied. The ultimate resolution of this case will depend in part upon the outcome of the Cooper bankruptcy case. The bankruptcy court confirmed the debtor's Plan of Reorganization on November 21, 1997.

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





          Dated: March 16, 1998