Form 10-Q
period 1998-04-30
ELECTRIC & GAS TECHNOLOGY INC
filed 1998-06-08
CIK 785819

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)
          [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter period ended:  April 30, 1998

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

          Common - $0.01 Par Value - 7,972,224 shares at June 1, 1998.

                  ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                  Index to Form 10-Q
                         For the Quarter Ended April 30, 1998


                                                                        Page

          Part I - Financial Information

          1.  Condensed Consolidated Financial Statements:

          (a)Condensed Consolidated Balance Sheets as
          of April 30, 1998 and July 31, 1997                             3

          (b)Condensed Consolidated Statements of
          Operations for the three and nine months
          ended April 30, 1998 and 1997                                 4-5

          (c)Condensed Consolidated Statements of
          Cash Flows for the nine months ended
          April 30, 1998 and 1997                                         6

          (d)Notes to Condensed Consolidated
          Financial Statements                                         7-13

          2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     14-17

          Part II - Other Information

          Item 1 - Legal Proceedings                                     18

          Item 4 - Submission of Matters to a Vote of Security Holders   18

          Item 6 - Exhibits and Reports on Form 8-K                      18

          Signature (pursuant to General Instruction E)                  19

          All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed
          Financial Statements or Notes thereto.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                           April 30, 1998 and July 31, 1997
                                        ASSETS
                                                        April 30,    July 31,
                                                          1998         1997
          CURRENT ASSETS                               (Unaudited)
          Cash and cash equivalents                   $    253,345  $14,503,417
          Investments, market                            9,521,350          -
          Accounts receivable, net                       1,487,816    1,648,286
          Inventories                                    3,317,595    3,067,865
          Prepaid expenses                                  88,351       93,398
          Total current assets                          14,668,457   19,312,966

          PROPERTY, PLANT AND EQUIPMENT, net             1,898,915    2,086,744

          OTHER ASSETS                                   3,582,879    1,619,419

          TOTAL ASSETS                                 $20,150,251  $23,019,129

                         LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
          Notes payable                                $ 1,366,533  $ 1,463,554
          Accounts payable                               1,219,481    1,780,352
          Accrued liabilities                              170,342    1,110,075
          Current maturities oflong-term obligations       148,888      183,231
          Total current liabilities                      2,905,244    4,537,212
          LONG-TERM OBLIGATIONS
          Long-term obligations, less current
              maturities                                 1,752,689    2,357,794

          MINORITY INTEREST IN SUBSIDIARY                   54,907       83,004

          STOCKHOLDERS' EQUITY
          Preferred stock, $10 par value, 5,000,000 shares
            authorized, 90,000 issued and outstanding      900,000      900,000
          Common stock, $.01 par value, 30,000,000 shares
            authorized and issued 7,972,224 in 1998 and
            8,250,416 in 1997                               79,722       82,504
          Additional paid-in capital                     9,184,446   10,099,338
          Retained earnings                              6,073,212    6,421,117
          Pension liability adjustment                    (329,805)    (329,805)
          Cumulative translation adjustment               (470,164)    (432,274)
                                                        15,437,411   16,740,880
          Less treasury stock, 219,792 in 1997 shares,
           at cost                                             -       (699,761)
          Total stockholders' equity                    15,437,411   16,041,119

          TOTALLIABILITIES AND STOCKHOLDERS' EQUITY    $20,150,251  $23,019,129

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three and Nine Months Ended April 30, 1998 and 1997
                                     (Unaudited)

                                      Three months ended   Nine months ended
                                           April 30,            April 30,
                                       1998       1997       1998       1997

          Sales                    $2,664,930 $2,567,774  $8,144,806 $7,978,854
          Cost of goods sold        1,896,017  1,788,307   6,162,648  5,568,814

          Gross profit                768,913    779,467   1,982,158  2,410,040

          Selling, general and
          administrative  expenses  1,265,636    953,953   3,539,978  2,827,810

          Operating profit (loss)    (496,723)  (174,486) (1,557,820)  (417,770)

          Other income and (expenses)
          Interest, net                96,729   (113,032)    154,602   (345,318)
          Minority interest             7,837        -        28,097        -
          Investment gain              (6,146)       -     1,335,752        -
          Other, net                    5,602     24,741      47,553     23,639

                                      104,022    (88,291)  1,566,004   (321,679)

          Earnings (loss) from continuing
          operations                 (392,701)  (262,777)      8,184   (739,449)

          Earnings (Loss) from discontinued
          operations of:
           Plastics segment               -        2,382     (32,472)     8,683
           Defense segment                -     (265,850)   (323,617)  (442,231)
           Metal fabrication segment      -      736,663         -    1,789,707

                                          -      473,195    (356,089) 1,356,159


          NET EARNINGS (LOSS)        (392,701)   210,418    (347,905)   616,710

          Dividend on preferred stock  15,362     15,362      47,121     47,121

          Net earnings (loss) applicable
          to common stock           $(408,063)  $ 195,056  $(395,026) $ 569,589

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                 Three and Nine Months Ended April 30, 1998 and 1997
                                     (Unaudited)

                                       Three months ended    Nine months ended
                                            April 30,             April 30,
                                        1998        1997       1998       1997

          Earnings (loss) available per Common share:

          Continuing operations       $(0.05)      $(0.04)   $(0.00)     $(0.10)
          Discontinued operations         -          0.06     (0.05)       0.17

          Net income                  $(0.05)      $ 0.02    $(0.05)     $ 0.07

          Earnings (loss) available per Common share - assuming dilution:

          Continuing operations       $(0.05)      $(0.03)   $ 0.00      $(0.08)
          Discontinued operations         -          0.05     (0.04)       0.15

          Net income                  $(0.05)      $ 0.02    $(0.04)     $ 0.07


                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Nine months ended April 30, 1998 and 1997
                                   (Unaudited)
                                                           Nine months ended
                                                               April 30,
                                                          1998           1997
          Increase (decrease) in cash:
          Cash flows from operating activities:
          Net earnings (loss)                       $   (347,905)   $   616,710
          Adjustments to reconcile net earnings (loss)
             to net cash provided by operating activities:
          Discontinued operations                       (356,089)    (1,356,159)
          Depreciation and amortization                  233,971        247,230
          Minority interest                              (28,097)           -
              Gain on investments                     (1,355,752)           -
          Changes in assets and liabilities:
             Accounts receivable                         160,470         (1,591)
             Inventories                                (249,730)      (216,186)
             Prepaid expenses                              5,047         17,437
             Other assets                                988,867        667,215
             Accounts payable                           (522,257)        86,108
             Accrued liabilities                        (939,733)         3,302

          Net cash provided by (used in) operating
             activities                               (2,411,208)        64,066

          Cash flows from investing activities:
          Investments                                (10,528,776)           -
          Purchase of treasury stock                    (811,173)           -
          Treasury stock issued                          593,260            -
          Purchase of property, plant and equipment      (41,129)       (76,946)
          Net cash provided by (used in) investing
             activities                              (10,787,818)       (76,946)

          Cash flows from financing activities:
          Increase (decrease) in notes payable and
          long-term obligations                         (812,973)      (234,293)
          Due to/from affiliate                         (238,073)      (140,628)
          Net cash provided  by (used in) financing
             activities                               (1,051,046)      (374,921)
          NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                (14,250,072)      (387,801)

          Cash and cash equivalents-beginning of
             period                                   14,503,417        458,359

          Cash and cash equivalents-end of period   $    253,345    $    70,558


          Supplemental disclosures of cash flow information:
          Cash paid during the year for Interest       $ 262,249       $345,318
          Federal income taxes paid                    $ 352,524       $    -


                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    April 30, 1998

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

          The statements were prepared using generally accepted accounting principles. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 1997 have been omitted, even though they are necessary for a fair presentation of the financial position at April 30, 1998 and 1997 and the results of operations and cash flows for the periods then ended.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                    April 30, 1998

                                     (Unaudited)

          NOTE B - INVENTORIES

          Inventories are comprised as follows:
                                             April 30, 1998    July 31, 1997

          Raw Materials                        $1,173,063        $1,209,548
          Work in process                         300,924           312,226
          Finished Goods                        1,843,608         1,546,091
                                               $3,317,595        $3,067,865

          NOTE C - PREFERRED STOCK AND EARNINGS PER SHARE

          On December 15, 1995, the Company closed on a Note Purchase Agreement with Allied Products Corporation ("Allied"), thereby obtaining Allied's right, title and interest in and to a certain Promissory Note and all security existing thereunder and obligations of Cooper Manufacturing Corporation ("Cooper") under this Note and the Facility Agreement formerly executed by Cooper and its shareholders in exchange for $100,0000 in cash and newly issued, 90,000 shares of, Series A, $10.00 par value, 7% Convertible Preferred stock of the Company. The promissory note was due on December 31, 1995 and demand for payment was made on Cooper and its guarantors. The preferred stock is convertible into common stock of the Company at the ratio of two shares of common stock for each share of preferred stock. Each holder of record of the shares of preferred stock is entitled to one vote per share equal to the voting rights of the common shareholders. Under the agreement the Company is to make whole any deficiency upon conversion and subsequent sale after December 31, 1997 of the Company's common stock for less than $900,000. The Company's common stock is trading at approximately $2.88 per share which if sold at that price would require approximately 312,500 shares to be sold to retire the obligation to Allied. The Company is of the opinion that the consideration paid for the Allied note will require a major adjustment due to Cooper's bankruptcy filing regarding the Promissory Note purchased from Allied. Allied has sued the Company under the Preferred Stock issued by the Company in connection with its investment in Cooper and the rights pertaining thereto. The suit was filed in the Eastern District of Illinois (Chicago) and currently, all activity is directed at discovery. The Company has filed a counter suit alleging security violations (10b5) demanding return of its Preferred Stock. In addition, the Company has been advised by the Cooper debtor-in-possession that it has litigation pending claiming preference and other violations by Allied. The ultimate resolution of the Company's case will depend in part upon the outcome of the Cooper bankruptcy case. Any final conversion to the Company's common stock is uncertain. Accumulated and unpaid dividends on the preferred stock amounted to approximately $149,474 at April 30, 1998.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                    April 30, 1998

                                     (Unaudited)

          NOTE C - PREFERRED STOCK AND EARNINGS PER SHARE(Continued)

          The individuals whose stock was pledged and who personally guaranteed the Allied Note, petitioned the court on behalf of Cooper to file for protection under the U.S. Bankruptcy laws in a Houston, Texas court. Effective July 31, 1997, the Company reduced its investment in Cooper to $350,000, the amount anticipated to be recovered under the bankruptcy. On November 21, 1997, the bankruptcy court confirmed the debtor's Plan (Cabec Energy Corp.) which provided the Company with $700,000 in cash, notes totaling $220,000, a royalty of 3% of new rigs sold and 1,000,000 shares of Cabec Energy Corp. common stock. Based on the consideration received under the confirmed Plan, the Company adjusted its investment in Cooper to approximately $1,200,000.

          In  1997,  The  Financial   Accounting  Standards  Board   issued
          Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and when necessary, restated to conform to the Statement 128 requirements.

          The following table sets forth the computation of basic and diluted earnings per share:

                                     Three months ended      Nine months ended
                                       1998       1997        1998       1997
          Numerator
          Net income (loss)from
           continuing operations     $(392,701) $(262,777)  $  8,184  $(739,449)

          Preferred stock dividends    (15,362)   (15,362)   (47,121)   (47,121)

          Numerator for basic earnings per share
          Net income (loss) available to
            common stockholders
            continuing operations     (408,063)  (278,139)   (38,937)  (786,570)

          Discontinued operations          -      473,195   (356,089) 1,356,159

          Net income (loss) available to
            common stockholders      $(408,063) $ 195,056  $(395,026) $ 569,589

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                    April 30, 1998

                                     (Unaudited)

          NOTE C - PREFERRED STOCK AND EARNINGS PER SHARE(Continued)
                                     Three months ended       Nine months ended

                                         1998      1997         1998      1997

          Effect of dilutive securities
          Preferred stock dividends  $  15,362   $ 15,362   $  47,121 $  47,121

          Numerator for diluted earnings per share
          Net income (loss) available to
            common stockholders after
            assumed conversion continuing
            operations               $(392,701) $(262,777)  $   8,184 $ (739,449)
          Discontinued operations          -      473,195    (356,089) 1,356,159

          Net income (loss) available to
            common stockholders      $(392,701) $ 210,418   $(347,905) $ 616,710

          Demoninator
            Demoninator for basic earnings per share
            weighted-average shares  7,738,891  7,975,624   7,911,44   7,975,624

          Effect of dilutive securities:
          Options                      211,466        -      211,466         -
          Preferred stock              312,500  1,371,000    312,500   1,371,000

                                       523,966  1,371,000    523,966   1,371,000

          Demoninator for dilutive earnings per share
          assumed conversion         8,262,857  9,346,624  8,435,412   9,346,624

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

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                    April 30, 1998

                                     (Unaudited)

          NOTE D - DISPOSITIONS

          The Company sold its plastics (Fridcorp), defense (SMI) and metal fabrication (Logic and Precision) segments effective December 31, 1997, October 1, 1997 and July 31, 1997, respectively and accordingly, the financial statements have been reclassified to reflect these segments as discontinued operations. The Company sold the operating assets of Fridcorp Plastics, Inc. for cash of $760,000 which resulted in a gain of approximately $210,000. The Company has sold SMI to its current management and received cash of $50,000, a note for $950,000 and a contingent payment based on a future royalty. Such note and deferred gain are grouped in other assets at April 30, 1998 and any gain will be recognized as cash is received. Proceeds from the sale of the metal fabrication segment amounted to approximately $20,850,000 with a corresponding gain of approximately $12,650,000 and was recorded effective July 31, 1997. Sales, cost of goods sold, selling, general and administrative expense and other for three and nine months ended April 30, 1998 and 1997 were as follows:

                                     Three months             Nine months
                                    1998       1997        1998        1997

          Sales                  $     -   $6,299,661   $1,104,411  $18,814,609
          Cost of goodssold            -    4,418,205      946,193   13,252,752
          Selling, general and
            administrative             -    1,218,643      440,418    3,645,473
          Other                        -      189,618       73,889      560,225

          Discontinued operations$     -   $  473,195   $ (356,089) $ 1,356,159

          NOTE E - PENDING TRANSACTION

          The Company has a "letter-of-intent" to acquire 100% of Cosmos Telecommunications, Inc.(Cosmos) which has an agreement to acquire 100% of Gateway Worldwide Telecommunications, Inc. (Gateway). Gateway is a privately owned telecommunication company operating throughout Central America, the Caribbean and a portion of South America. If consummated, this transactions would result in a change of control of the Company requiring approval of the Company's stockholders. Prior to completion of any transaction with Cosmos, the Company intends to spin-off in the form of a dividend, the "Electric" and "Gas" business segments, certain other investment assets and cash of approximately $2.0 million.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                    April 30, 1998

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

                                              Three Months Ended April 30, 1998
                                                                       General
                                     Water        Gas     Electric    Corporate  Consolidated

          Sales                   $    471   $  634,540  $2,029,919  $      -    $ 2,664,930
          Cost of goods sold        11,326      262,257   1,622,434         -      1,896,017
          Selling, gen. &  adm.     81,336      325,729     350,997     507,574    1,265,636

          Operating profit(loss)   (92,191)      46,554      56,488    (507,574)    (496,723)

          Interest, net                -         (7,131)    (39,299)    143,159       96,729
          Other income(expense)        -            675         -         6,618        7,293

          Net earnings (loss) from
           continuing operations  $(92,191)  $   40,098  $   17,189  $ (357,797) $ (392,701)

          Assets:
            Receivables           $    659   $  275,029  $1,202,128  $   10,000  $1,487,816
            Inventory             $442,391   $  904,168  $1,971,036  $      -    $3,317,595
            Total   assets        $856,672   $1,846,850  $4,638,543 $12,808,186 $20,150,251

          Depreciation              $1,651      $37,250     $31,579      $3,646     $74,126

          Additions PP&E            $  563      $ 3,197     $34,514      $  -       $38,274

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                    April 30, 1998

                                     (Unaudited)

          NOTE F - INDUSTRY SEGMENT DATA(Continued):

                                                Nine Months Ended April 30, 1998
                                                                         General
                                     Water       Gas        Electric    Corporate Consolidated

          Sales                   $   52,576  $1,843,399   $6,248,831  $      -    $8,144,806
          Cost of goods sold         117,856   1,074,288    4,970,504         -     6,162,648
          Selling, gen. & adm.       265,272     986,712    1,049,746   1,238,248   3,539,978

          Operating  profit(loss)   (330,552)   (217,601)     228,581  (1,238,248) (1,557,820)

          Interest, net                  -       (34,966)     (91,362)    280,930     154,602
          Other income(expense)          -        43,914          -     1,367,488   1,411,402

          Net earnings (loss) from
           continuing operations   $(330,552)  $(208,653)  $  137,219  $  410,170    $  8,184

          Depreciation                $3,715    $121,773      $97,544     $10,939    $233,971

          Additions PP&E             $10,150     $10,421      $19,180      $1,378     $41,129


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

          Results of Operations

          Summary. The Company reported net earnings (loss) from continuing operations and net earnings (loss) of $8,184 and
          $(347,905)  and $(392,701) and $(392,701)  for the nine and three months ended April 30, 1998, respectively. This compared to $(739,449) and $616,710 and $(262,777) and $210,418 for the nine and three months ended April 30, 1997, respectively. Operating income decreased by $(525,525) and $(40,793) for the nine and three month periods, the result of operating expenses of $383,128 with negligible revenue in the water segment and higher cost of goods sold. The electric segment reported improved revenues and operating profits over the nine month period. The first quarter of fiscal 1998 was benefited by the favorable treatment under the debtor's confirmed Plan for Cooper Manufacturing Corporation in bankruptcy. Gross margins declined from 30.21% to 24.34% for the nine months ended April 30, 1998. Also, selling, general and administrative expenses as a relationship to revenues at the segment level increased from 27.62% to 28.26% of revenues. Net interest income was reported both for the nine and three months ended April 30, 1998 due to earnings on short-term investments and decreased borrowing.

          Increases(decreases) for the three and nine months period ended April 30, 1998, as compared with the similar period of 1997, for key operating data were as follows:


                                         Three Months Ended   Nine Months Ended
                                           April 30, 1998       April 30,1998

                                          Increase  Percent    Increase  Percent
                                         (Decrease) Change    (Decrease) Change

          Operating Revenues               $97,156    3.65    $165,952     2.04
          Operating Income                 (40,793) (78.99)   (525,525) (255.17)
          Earnings (loss) from continuing
          operations                      (137,761) (52.43)    719,536    97.31
          Net Earnings Per Share             (.07)  (350.00)     (.12)  (171.43)

          The following table represents the changes [increase/(decrease)] in operating revenues, operating income and net earnings before income taxes by the respective industry segments when compared to the previous period:

                                     Three Months Ended    Nine Months Ended
                                       April 30, 1998        April 30,1998

                                     Increase              Increase
                                    (Decrease)  Percent   (Decrease)  Percent

          Operating Revenues:

            Water                   $      471      .48   $  52,576    31.68
            Gas                       (101,975) (104.96)   (738,631) (445.09)
            Electric                   198,660   204.48     852,007   513.41

                                    $   97,156   100.00   $ 165,952   100.00

          Operating Income (Loss):

            Water                   $  (92,191) (226.00)  $(330,552)  (62.90)
            Gas                         62,212   152.51    (339,817)  (64.66)
            Electric                   (10,814)  (26.51)    144,844    27.56

                                       (40,793)  100.00    (525,525)  100.00

          General Corporate           (281,444)            (614,525)
          Other Income (Expense)       184,476            1,859,586

          Earnings from continuing
          operations                 $(137,761)          $  719,536

          Water  revenues amounted  to $52,576  for the  nine  months ended
          April 30, 1998 which were essentially sales of a few demonstrators of this segments "Watermaker" product occurring during the first quarter. No revenues were recorded during the second quarter and only $471 during the third quarter. Expenses were $383,128 and $92,662 for the nine and three months ended
          April 30, 1998, respectively. With the exception of cost associated with the first quarter revenues, expenses mainly consisted of further development costs, including a business plan and marketing expenses. While the Company has been working on this project for sometime, only recently has any meaningful activity taken place. Meaningful revenues are not projected for several months.

          Gas revenues decreased by $(738,631) and $(101,975) for the nine and three months ended April 30, 1998. Operating income decreased by $(339,817) and increased by $62,212 for the nine and three months ended April 30, 1998, resulting in operating (loss) profit of $(217,601) and $46,554, respectively. Selling, general and administrative expenses remained high at 53.53% of revenues when compared to 39,42% for the prior nine month period. Staffing levels remained high due to a development contract for a new BTU meter.

          Electric revenues increased for the nine and three months ended April 30, 1998 by $852,007 and $198,660. Operating profits increased (decreased) by $144,844 and $(10,814) for the nine and three months ended April 30, 1998, respectively, due to the carrying cost of the Paris, Texas facility and improved performance in the Canadian operation. Second quarter revenues were helped by winter storms affecting eastern Canada, requiring major replacement of damaged transmission lines. Third quarter costs were higher due to some manufacturing equipment breakdowns. The electric segment now consist of only the Canadian meter socket and pole line hardware product lines selling almost entirely in the Canadian markets. The vacant Texas facility is under a contract of sale and is expected to close shortly.

          With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Operating profits decreased by 6.50% and 1.60% for the nine and three months ended April 30, 1998, respectively, the effect of reduced margins, discussed above.

          Liquidity and Capital Resources

          Liquidity. Current assets of the Company totaled $14,668,457 at April 30, 1998, down from current assets of $19,312,966 at July 31, 1997, or a decrease of $(4,644,509). Current liabilities decreased by $(1,631,968), resulting in a decrease in working capital (current assets less current liabilities) to $11,763,213 at April 30, 1998, from $14,775,754 at July 31, 1997. The
          Company believes that it has and will generate sufficient cash to meet its working capital requirements and debt obligations.

          Hydel has a working capital line-of-credit with a Canadian bank in the amount of approximately $1,500,000. The Canadian credit facility is secured by receivables, inventories and equipment of Hydel.

          The Company continues to borrow under its CIT Group Credit/Finance, Inc. revolving and term loan facility. Borrowing under the revolving portion is based on eligible accounts receivable and inventory. The outstanding revolving loan balance was $213,513 and the term loan balance was $78,098 at April 30, 1998.

          Capital Expenditures

             For Fiscal 1998, the Company (and its subsidiaries) does not anticipate any significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries.

          Dividend Policy

          No cash dividends have been declared by the Company's Board of Directors since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize it cash flow to invest in its businesses. Cumulative dividends on the Series A, 7% Convertible Preferred Stock, have not been paid and amounted to $149,474 as of April 30, 1998.

          Other Business Matters

          Year 2000. The Company currently believes that it does not have any significant exposure to uncertainties nor material anticipated costs with regard to Year 2000 issues. The Company has significantly reduced its operating subsidiaries over the last two years minimizing certain risks. Current systems and any anticipated upgrades are 2000 compliant.


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

                                       PART II

          ITEM 1.  LEGAL PROCEEDINGS

          Ammon & Rizos Co., Inc. Vs. Metal Products, Inc.-Cause No.; 97-06860-C; District Court Dallas County, Texas. The former manufacturers representative of Logic, Ammon & Rizos Co, has filed a suit against the Company, the Company's chairman of the board, Logic, and New Logic Design Metals, Inc. ("New Logic")(the purchaser of the assets) for unpaid fees, assumed by New Logic and a previous adjustment in prior fees plus prospective fee from New Logic's sales. The case is in early stages of discovery; management believes there will be no material effect on the Company.

          Allied Products Corp., a Delaware Corporation Vs. Electric & Gas Technology, Inc., a Texas Corporation; Cause No. 97C5256: United States District of Northern District of Illinois. Allied Products Co has sued the Company under the Preferred Stock issued by the Company in connection with its investment in Cooper Manufacturing Corporation ("Cooper") and the rights pertaining thereto. The suit was filed in the Eastern District of Illinois (Chicago) and currently, all activity is directed at discovery. The Company has filed a counter suit alleging security violations
          (10b5) demanding return of its Preferred Stock. In addition, the Company has been advised by the Cooper debtor-in-possession that it has litigation pending claiming preference and other violations by Allied. The ultimate resolution of this case will depend in part upon the outcome of the Cooper bankruptcy case. The bankruptcy court confirmed the debtor's Plan of Reorganization on November 21, 1997.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its annual stockholders meeting on April 3, 1998. The following individuals were elected as directors until the Company's next annual meeting:

          S. Mort Zimmerman
          Daniel A. Zimmerman
          Edmund W. Bailey
          Fred M. Updegraff
          James J. Ling
          Dick T. Bobbitt

          Jackson & Rhodes P.C. appointment as auditors was ratified with 6,480,605 affirmative votes and 90,617 against.

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





          Dated: June 5, 1998