Form 10-K
period 1998-07-31
ELECTRIC & GAS TECHNOLOGY INC
filed 1998-10-23
CIK 785819

UNITED STATES
                           SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K
          (Mark One)
          ( X )          ANNUAL REPORT  PURSUANT TO SECTION 13  OR 15(d) OF
                         THE
                           SECURITIES EXCHANGE ACT OF 1934
                              For the fiscal year ended July 31, 1998

                                          OR

          (   )          TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)
                         OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                              For the transition period from           to


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

          At October 12, 1998, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $4,327,000. At such date there were 8,198,224 shares of the registrant's Common stock outstanding.

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

          The Company presently is the owner of 100% of Reynolds and Hydel and owns 91.5% of AMT and, through such subsidiaries, operates in three distinct business segments: (1) production of atmospheric water, filtration and enhanced water products (AMT); (2) the manufacture and sale of natural gas measurement, metering and odorization equipment (Reynolds); and (3) the manufacture and sale of electric meter enclosures and pole-line hardware for the electric utility industry and the general public (Hydel). Effective October 1, 1997, the Company agreed to sell its defense electronics business segment and on December 31, 1997 it sold its plastics segment. Both such operations have been treated as discontinued operations. Effective July 31, 1997, the Company discontinued the operations of its metal fabrication segment which previously was engaged in the manufacture and sale of precision metal enclosures for telecommunication and computer equipment (Logic). The Company sold its Canadian heating division and its U.S. meter socket and Test Switch divisions during fiscal 1996 and 1995. These operations were part of the electric segment. The Company's Headquarters is located at 13636 Neutron Road, Dallas, Texas 75244. Its telephone number is
          (972) 934-8797 and its facsimile number is (972) 991-3265.

          Financial Information by Segment

               The  following  table  depicts  revenues,  operating  income
          (loss) from continuing operations and identifiable assets of the Company by segment, for the fiscal years ended July 31,:

                                   Year Ended      Year Ended     Year Ended
                                  July 31, 1998   July 31, 1997  July 31, 1996

          Revenue

          Water                      $   52,576     $   75,234     $      -
          Gas                         2,739,035      3,135,249      2,935,326
          Electric                    8,151,963      7,744,912      7,575,126

          Operating Income (Loss):

          Water                     $  (427,596)    $ (212,742)    $      -
          Gas                           115,435         40,784       (646,568)
          Electric                      292,535        161,043        324,602

          Identifiable Assets:

          Water                     $   832,428     $  954,690     $      -
          Gas                         2,012,325      1,882,753      2,198,034
          Electric                    4,541,187      4,828,751      4,648,198
          Corporate                  13,819,588     15,352,939      5,793,104

          Geographic information

          Financial data by geographic area for the fiscal year ended July 31, 1998 are as follows:

          Operating
          (loss)   Identifiable
          Sales    Income   Assets

          United States             $ 2,791,611      $(521,268)    $3,636,634
          Canada                      8,151,963        501,642      3,749,306
          Total                     $10,943,574      $ (19,626)    $7,385,940

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

                Industry, Customers and Competition

          Industry. AMT operates in an industry that supplies potable drinking water equipment to all segments of commercial, industrial and consumer markets. This equipment is used to extract water from the atmosphere, filter water, purify water, store water and both chill or heat water. AMT estimates that the industry develops sales of several billion dollars. This industry estimate is expected to grow significantly every year as potable drinking water continues to become more scarce worldwide.

          Customers. AMT's potential customers will include commercial sales (Hotels, Professionals, Schools, Clinics, etc.), industrial sales (Mining, Offshore Oil Drilling, Manufacturing, etc.) and consumers sales (Health Food Stores, Health Clubs, General Food Channels, etc.) domestically and internationally.

          Competition. AMT's atmospheric technology is leading edge with no significant direct competition. However, the indirect filtration and bottled water alternative potable drinking water sources are well developed worldwide. The atmospheric water niche is yet to be clearly defined at this time, but "point of use" applications are plentiful.

          Marketing

          Emphasis on marketing will concentrate its efforts on the "Watermaker" products upon completion of further testing and design modifications.

          Employees

          As of July 31, 1998 this segment had no employees and has been conducting its preliminary work through the use of consultants. Administrative services have been provided by the Company.

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

          Employees

          Reynolds employs approximately 22 persons, including 1 company officers and 6 administrative clerical personnel. None of the employees is represented by a labor union or other labor association, and relations with its employees are considered excellent. Reynolds has never experienced nor anticipates a strike or other work stoppage.

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

          Competition-Hydel. Hydel faces extreme Canadian competition for sales of its electric utility supply products primarily from two electric utility supply manufacturers, Thomas & Betes and Commander. Pole line hardware's main competitors are Slater/Tridem, Joslyn and A.B. Chance.

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

          Employees

          Hydel.   Hydel  currently employs  53  persons, including  12  in
          administrative and sales positions. None of the employees is represented by a labor union or other labor organization. Hydel enjoys good relations with its employees and has never experienced a strike or work stoppage. The jobs encompassed in Hydel's manufacturing operations do not require highly skilled workers, except in a few positions.

          Retech. Retech currently has no employees. In prior years the work force ranged from 150 to 20 persons, including administrative and sales positions. The hourly paid employees were represented by a local of the International Brotherhood of Electrical Works (A.F.L.-C.I.O.).


          Discontinued   operations-Defense  electronics   (SMI),  Plastics
          (Fridcorp), Metal fabrication (LOGIC) and Metal extraction (ABI)

          Superior Magnetics, Inc. ("SMI") was formed by the Company to acquire the operating assets of the business operations of Denison Magnetics of Texas Instruments Incorporated on November 30, 1992 for cash and deferred payments of approximately $2,900,000. SMI manufactured and sold defense electronic components. Effective October 1, 1997, the Company signed a letter of intent to sell the business to SMI's president, accordingly the defense electronics segment has been treated as a discontinued operation.

          Fridcorp Plastics, Inc. ("Fridcorp") was acquired by the Company in January, 1992, in exchange for 162,000 shares of Company Common Stock. Fridcorp manufactured vacuum-form and injection-molded products. Effective December 31, 1997, the Company sold Fridcorp and accordingly, the former plastics segment has been treated as a discontinued operation.

          Logic Design Metals, Inc. ("Logic") was incorporated in Texas on March 16, 1977 and became part of the Company in 1988. Logic manufactured customized, precision-formed metal enclosures for the telecommunications and computer industries. Effective July 31, 1997, the Company sold Logic and accordingly, the former metal fabrication segment has been treated as a discontinued operation.

          American Brass, Inc. ("ABI") was incorporated in the State of Alabama in 1978. Until December 16, 1992, ABI operated a brass and bronze ingot smelter in Headland, Alabama. Principal raw materials for this operation consisted of various forms of scrap metal materials containing high copper and other base materials utilized in the production process. This process produces "Slag", which is refuse or dross separated from the brass and bronze in the smelting process. Inasmuch as the slag contains trace elements of lead, it is an environmentally hazardous substance in view of the Environmental Protection Agency (EPA). ABI processed its slag through a ball mill which reduces the slag to a powdered saleable product used in fertilizer. The ABI site was located on approximately 134 acres including a number of special purpose buildings all under a long-term lease with the Headland Industrial Development Foundation. ABI defaulted under this lease obligation. This operation is treated as a discontinued operation. The Company on January 29, 1993 entered into an agreement with an unaffiliated corporation, Trans Metals, Inc. (TMI), to restart the smelting operation. Such agreement assigned ABI's leasehold interest together with 150,000 shares of the Company's common stock to TMI in exchange for 850,000 shares of $5.00 par value preferred stock, a $950,000 4% note payable due January 25, 1995 and $25,000 in cash.

          Based on current economic conditions in the scrap, cooper and brass markets and the estimated operating margins needed, a restart of the facility under these conditions with similar manufacturing processes would require an estimated $5,000,000 investment with anticipated marginal returns. TMI has been unsuccessful to-date in re-starting, seeking joint venture partners or selling the Alabama operation. The Company wrote off its investment in TMI (ABI).

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

          Retech had occupied an industrial building in Canton, Ohio (leased) which was assumed by the purchaser of Test Switch operations. The Paris, Texas facility (owned) was vacated as result of the sale of the meter socket division in April 1995. This facility, consists of a vacant industrial building containing approximately 80,000 square feet of space, including approximately 3,000 square feet of office space. The Company currently has a pending sale for the land and building.

          Item 3.   Legal Proceedings.

          Ammon & Rizos Co., Inc. Vs. Metal Products, Inc.-Cause No.; 97-06860-C; District Court Dallas County, Texas. The former manufacturers representative of Logic, Ammon & Rizos Co, has filed a suit against the Company, the Company's chairman of the board, Logic, and New Logic Design Metals, Inc. ("New Logic")(the purchaser of the assets) for unpaid fees, assumed by New Logic and a previous adjustment in prior fees plus prospective fee from New Logic's sales. The case has yet to go to trial. Management believes there will be no material effect on the Company.

          Allied Products Corp., a Delaware Corporation Vs. Electric & Gas Technology, Inc., a Texas Corporation; Cause No. 97C5256: United States District of Northern District of Illinois. Allied Products Co has sued the Company under the Preferred Stock issued by the Company in connection with its investment in Cooper Manufacturing Corporation ("Cooper") and the rights pertaining thereto. The suit was filed in the Eastern District of Illinois (Chicago). The Company filed a counter suit alleging security violations (10b5) demanding return of its Preferred Stock. In addition, the Company has been advised by the Cooper's debtor-in-possession that it has filed a suit claiming preference and other violations by Allied. The ultimate resolution of this case will depend in part upon the outcome of the Cooper bankruptcy case. The bankruptcy court confirmed the debtor's Plan of Reorganization on November 21, 1997. Management does not believe that this suit will have any further material effect on the Company.

          Item 4.   Submission of Matters to a Vote of Security Holders.

          (a)  Annual meeting of stockholders, April 3, 1998.

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

          (b)  Stock Prices and Dividend Information

          The  following  table sets  forth the  range  of "Bid"  and "Ask"
          prices, by quarters, since July 31, 1995, as compiled by NASDAQ and representing prices between dealers which does not include retail markups or commissions, thus, such prices may not represent actual transactions.

          Fiscal year ended July 31, 1998:
                                                   High           Low

          First Quarter                           1-9/16         1-3/8
          Second Quarter                           1-7/8       1-13/16
          Third Quarter                          2-15/16         2-3/4
          Fourth Quarter                          2-1/16       1-27/32

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

          No dividend has been paid on the Common Stock by the Company and payment of dividends in the foreseeable future is not anticipated. Cumulative and unpaid dividends of 165,353 as of July 31, 1998 must be paid on preferred stock before any dividends can be paid on Common Stock.

          As of July 31, 1998 there were 475 holders of record of the Common Stock of the Company, exclusive of beneficial ownership through brokerage firm nominee name.

                UNITS OF COMMON STOCK AND WARRANTS

          The Company has issued warrants to an investment banking firm to purchase 150,000 and 300,000 shares of common stock at $2.00 and $2.30 per share, respectively. The warrants are protected against dilution and expire July 31, 2001 and September 15, 2001, respectively. The warrants contain piggyback registration rights and the agreement allows the warrants holders to request registration of the warrants, if unregistered, between January 1, 1999 and July 31, 2002. The Company has not recorded any expense relating to the warrants since the exercise price exceeded the market price at the date of issuance. These warrants were issued as part of the consideration for investment banking services. The agreement between the Company and the investment banking firm was cancelled and the Company expects a significant portion of the warrants to be returned and cancelled.

          In connection with the Company's financing agreement with The CIT Group/Credit Finance, Inc. in 1994, the Company issued warrants to purchase 25,000 shares of common stock of the Company at $4.25 per share. Such warrants are exercisable in whole or part on or before November 24, 1998 and have piggy-back rights with respect to any shares to be registered by the Company.


          Item 6.  Selected Financial Data.

          STATEMENT OF OPERATIONS DATA:

          (In dollars, except shares outstanding)

                                                   Fiscal Years Ended July 31,
                                     1998        1997        1996         1995        1994

          Revenues               $10,943,574 $10,955,395 $10,510,452  $19,310,885 $22,858,356
          Gross Profit             2,887,106   3,174,790   2,630,595    5,086,751   4,392,565
          Selling,  G&A Expense    4,824,406   4,846,232   3,851,194    5,418,729   5,718,155
          Other  Income (Expense)  2,461,356  (1,936,111) (2,757,472)     918,994    (338,242)
          Earnings (Loss) from
           Continuing  Operations    363,701  (3,394,181) (3,978,071)     641,912   1,322,107
          Net Earnings (loss)        429,185   9,362,399  (5,032,551)     850,577  (6,106,377)
          Net Earnings (loss)
            per Share                   0.05        1.15       (0.67)        0.11       (0.80)
          Weighted Average
            Number of Shares
            Outstanding            7,909,957   8,085,624   7,635,624    7,615,474   7,634,432


          For additional information with respect to reclassification for discontinued operations and acquisitions and dispositions see note 2 to the consolidated financial statements.

          BALANCE SHEET DATA:
                                                           As of July 31,
                                     1998        1997        1996         1995        1994

          Total Assets           $21,205,528 $23,019,133 $12,911,463  $17,551,669 $19,110,349
          Long-Term Obligations    1,627,650   2,356,140   1,871,151    1,894,214   1,809,191
          Shareholders' Equity    16,137,380  16,041,119   6,720,930   10,427,861   9,289,363

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

          Results of Operations

          The discussion below relates to the Company's operations during the fiscal years ended July 31, 1998, 1997 and 1996.

          Summary. The Company reported net earnings (loss) from continuing operations of $363,701, $(3,394,181) and $(3,978,071)
          and net earnings (loss)  of $429,185, $9,362,399 and $(5,032,551)
          for fiscal years 1998, 1997 and 1996, respectively. The 1997 substantial increase in net income was attributable to improved earnings in the discontinued metal fabrication segment of $1,627,730 and the gain of $12,646,939 on the sale of this segment. Losses from continuing operations were from the electric segment performing less profitable than during 1996. Also, corporate expenses have increased due to legal and other cost associated with the Company's investments and venture into the water business. The Company's investments in Refinery Consolidated Technology, Inc. and Cooper Manufacturing Corporation were also reserved at July 31, 1997. The 1996 losses are primarily related to the following events: (i) a default on obligations owed the Company by the purchaser of the U.S. meter socket division of approximately $1,800,000; (ii) obsolescence on certain inventories of approximately $600,000; (iii) write-off of the remaining Trans Metals, Inc. assets of approximately $391,000; (iv) and investment losses of approximately $1,000,000. Also, see discussion of individual segments for items which adversely affected those operations during fiscal 1997 and 1996.

                                                 For the Years Ended July 31,
                                                  1998                    1997
                                         Increase     Percent    Increase     Percent
                                        (Decrease)     Change   (Decrease)     Change
          Operating Revenues           $  (11,821)      (.11)     $444,943      4.23
          Operating Income                 (8,711)    (79.81)      311,051     96.61
          Earnings (Loss) from
             continuing operations
             before income taxes        4,131,609     114.53       370,518      9.31
          Net Earnings Per Share            (1.10)    (95.65)         1.82    271.64

          The following table represents the changes [increase/(decrease)] in operating revenues, operating income and earnings from continuing operations before income taxes by the respective industry segments when compared to the previous period:

                                         For the Years Ended July 31,
                                                 1998                      1997
                                        Increase                 Increase
                                       (Decrease)    Percent    (Decrease)    Percent
          Operating Revenues:

            Water                       $ (22,658)   (191.68)    $  75,234     16.91
            Gas                          (396,214) (3,351.78)      199,923     44.93
            Electric                      407,051   3,443.46       169,786     38.16

                                        $ (11,821)    100.00      $444,943    100.00

          Operating Income (Loss):

            Water                      $ (214,854) (2,466.47)   $ (212,742)   (68.40)
            Gas                            74,651     856.97       687,352    220.98
            Electric                      131,492   1,509.49      (163,559)   (52.58)

                                           (8,711)    100.00       311,051    100.00

          General Corporate              (257,147)                (761,894)
          Other Income (Expense)        4,397,467                  821,361

          Earnings from Continuing
            Operations Before Income
            Taxes                      $4,131,609                $ 370,518

          Water revenues amounted to $52,576 and $75,234 in 1998 and 1997, respectively which were essentially sales of a few demonstrators of this segment's "Watermaker" product. Expenses were $480,172 and $287,976 in 1998 and 1997, respectively, included development of a business plan, testing and development of a new watermaker model and marketing expenses. During fiscal 1998 considerable efforts were expended in investigating possible acquisition targets in water related businesses. The Company has not found a qualified acquisition candidate.

          Gas revenues increased (decreased) by $$(396,214), $199,923 and $(208,385) or (12.64%), 6.81% and (6.63%) in fiscal 1998, 1997 and 1996, respectively. During fiscal 1997, this segment developed the next generation of their "Recor" product line. Operating income (loss) was $115,435, $40,784 and $(646,568) for fiscal 1998, 1997 and 1996, respectively. The 1996 loss resulted from inventory obsolescence of approximately $385,000 and declining revenues with staffing levels anticipating higher demand for the Company's Recor product which did not materialize.

          Electric revenues increased slightly by $407,051 during 1998. In 1997 the increase of $169,786 was the result of an increase in Canada of $742,327 offset by the U.S. sales decline of $572,541 which was the loss of the first quarter sales of the sold Test Switch business. Revenues declined by $8,592,048 during fiscal 1996 to $7,575,126 the result of the sales of the meter socket business in April 1995 and the test switch business in October 1995 for the U.S. operations and the sale of the heating business in the Canadian operations in January 1995. Operating income increased by $131,492 for fiscal 1998 due to improved sales and cost controls while cost to maintain the vacant Paris, Texas facility remained unchanged. Operating income for 1997 decreased by $(163,559), the effect of continuing cost associated with the U.S. plant located in Paris, Texas while Canadian operations performed similar to the prior year. There is a sale pending on the Paris property. Operating income for 1996 decreased by

          $(335,186)  the  net  effect  of increased  operating  income  of
          $965,015 for the Canadian operations and a decrease of $(1,300,201) in U.S. operations, the result of the aforementioned business sales during fiscal 1996 and 1995.

          Gross profit margins were 20.58%, 24.34% and 24.51% for fiscal 1998, 1997 and 1996, with selling, general and administrative expenses as a percentage of sales for the same period of 16.99%, 22.26% and 20.22%, respectively.

          Expense relationships to the various changes in revenues effecting cost of sales and selling, general and administrative expenses are as follows. Cost of sales as a percentage of revenues amounted to 73.62%, 71.02% and 74.97% for the years ended July 31, 1998, 1997 and 1996, respectively. Selling, general and administrative expenses as a percentage of revenues were 26.56%, 29.08% and 28.09% for the years ended July 31, 1998, 1997 and 1996, respectively.

          Liquidity and Capital Resources

          Liquidity. Cash flow used by operating activities amounted to $(2,957,927), $(1,398,042) and $(1,275,717) for fiscal years
          1998, 1997 and 1996, respectively. Operating cash flow has been supplemented by cash made available from the proceeds on the sale of the various segments and operating divisions.

          Current assets of the Company totaled $12,483,093 at July 31, 1998, down from current assets of $19,312,966 at July 31, 1997. Current liabilities decreased from fiscal 1997 to fiscal 1998 by $(1,145,031), resulting in a decrease in working capital (current assets less current liabilities) to $9,089,254 at July 31, 1998, from $14,774,096, a decrease of (38.48%). This decrease was the result of investments in long-term assets. The Company believes it has sufficient cash to meet its working capital requirements and debt obligations.

          Capital Resources. Hydel has a working capital line-of-credit with a Canadian bank in the amount of $1,450,000. The Canadian credit facility is secured by receivables and inventories of Hydel.

          In November 1993 the Company began a five-year financing arrangement with the CIT Group Credit/Finance, Inc. (CIT). Their original total commitment to the Company amounted to $7,000,000 of term and revolving credit at 2.75% above prime. The agreement was modified and extended to $3,500,000 and November 1999, respectively. The maximum amount to be borrowed is determined based upon eligible collateral, including equipment, receivables and inventory and has been reduced due to the operations sold. Borrowing under this financing amounted to $74,569 in term debt and $303,800 in revolving debt at July 31, 1998.

          The Company sold one segment in fiscal 1998 and 1997 and one division in fiscal 1996 and two divisions in fiscal 1995 receiving approximately $760,000, $20,828,385, $2,068,583 and
          $3,492,093, respectively in cash proceeds which were used to pay current obligations, reduce debt and provide additional working capital.

          Capital Expenditures

          The Company purchased equipment consisting of normal asset acquisitions and replacement of $79,157, $106,124 and $109,049 during fiscal 1998, 1997 and 1996, respectively. The Company does not anticipate any other significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries. The Company may, from time to time, purchase such machinery and equipment provided such assets serve as additional collateral for outstanding loans to the Company (and its subsidiaries).

          Dividend Policy

                No cash dividends have been declared on common stock by the Company's Board of Directors since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize its cash flow to service debt, for working capital and capital additions, and to finance expansion of its operations. Cumulative dividends on the Series A, 7% Convertible Preferred Stock, have not been paid and amounted to $165,353 as of July 31, 1998. Further, additional dividends of $15,879 were due on September 30, 1998

          Other Business Matters

               Year 2000. The Company currently believes that it does not have any significant exposure to uncertainties nor material anticipated costs with regard to Year 2000 issues. The Company has significantly reduced its operating subsidiaries over the last two years minimizing certain risks. Current systems and any anticipated upgrades are 2000 compliant.

               Reporting Comprehensive Income. Statement of Financial Accounting Standards No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The company will be required to show its pension liability adjustments and foreign currency translation adjustments in comprehensive income.

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

               Information  regarding and factors affecting forward looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performances and underlying assumption and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result, or be achieved, or accomplished.

          Item 8.   Financial Statements and Supplementary Data.

               Information required by this item appears in the Consolidated Financial Statements and Auditors' Report of Electric & Gas Technology, Inc. and Subsidiaries for July 31, 1998, 1997, and 1996 as listed under Item 14.

          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               There have been no disagreements on accounting and financial disclosure.

                                       PART III

          Item 10.  Directors and Executive Officers of Registrant

          (a) During fiscal year ended July 31, 1998, the following persons served as directors of Registrant:

                                                                                Shares
                                                                             Beneficially
                                                                Director     Owned (%) of
               Name and Age                Position              Since       Outstanding

          S. Mort Zimmerman (71)     Chairman of the Board,       1985     833,545   9.70%
                                     President and Director

          Daniel A. Zimmerman  (37)  Sr. Vice President           1989     397,381   4.63%
                                     and Director

          Edmund W. Bailey (56)      Vice  President, Chief       1994      79,471   0.93%
                                     Financial Officer and
                                     Director

          Fred M. Updegraff (64)     Vice President,              1987      99,574   1.16%
                                     Treasurer and Director

          Dick T. Bobbitt (73)       Director                     1997             -


          James J. Ling (75)         Director                     1997             -

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

          Item 11.  Executive Compensation

          Summary Compensation Table

                                                                                 Long Term Compensation
                                Annual Compensation                          Awards                 Payouts
                                                          Other     Restricted Number of Shares   Long Term
                                                          Annual       Stock     Covered By     Incentive Plan    All Other
    Name and Principal
    Position             Year   Salary       Bonus     Compensation    Awards   Option Grants      Payout      Compensation

    S. Mort Zimmerman    1998  $241,600(a)  $30,000(b)    $   -          -        212,000            -               -
    Daniel A. Zimmerman  1998  $101,500     $20,000(b)    $   -          -         31,667            -           $11,495(d)
    Edmund W. Bailey     1998  $ 97,975     $20,000(b)    $   -          -         36,666            -             1,260(c)

    S. Mort Zimmerman    1997  $239,760    $333,400(b)    $   -          -        212,000            -               -
    Daniel A. Zimmerman  1997  $ 97,596     $59,802(b)    $   -          -         31,667            -           $19,629(d)
    Edmund W. Bailey     1997  $108,000     $59,802(b)    $   -          -         36,666            -             2,160(C)

    S. Mort Zimmerman    1996  $219,400     $14,166(b)    $   -          -        232,000            -               -

   S. Mort Zimmerman-President and Chairman of the Board.
   Daniel A. Zimmerman-Senior Vice President.
   Edmund W. Bailey-Vice President and Chief Financial Officer.

   (a) A portion of the payments were made to an affiliate of S. Mort Zimmerman and includes accrued and unpaid compensation of $75,000 for fiscal year 1998, 1997 and 1996, respectively.
   (b) Includes cash and bonus shares of Common Stock valued at $1.00, $1.69 and $1.25 per share in 1998, 1997 and 1996, respectively.
   (c) Company match of 401 (K) employee contributions.
   (d) Company match of 401 (K) employee contributions and expense allowances.

          1998 Stock Option Grants

          NONE

          Aggregate Option Exercises and Year-end Option Values

          Set forth below are the number of shares covered by exercisable and unexercisable options held on July 31, 1998 and the aggregate gains that would have been realized had these options been exercised on July 31, 1998, even though these options were not exercised, and the unexercisable options could not have been exercised, on July 31, 1998.

                                     Number of Shares            Value of Unexercised
                                  Covered by Unexercised             In-The-Money
                                    Options on 7/31/98           Options as of 7/31/98

          Name                  Exercisable  Unexercisable   Exercisable(a)    Unexercisable

          S. Mort Zimmerman     32,000 (a)      180,000            -0-           $210,600
          Daniel A. Zimmerman    6,667 (a)       25,000            -0-            $30,500
          Edmund W. Bailey       6,666 (a)       30,000            -0-            $36,600

          (a) Market value of shares covered by in-the-money options on July 31, 1998 less option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

          Item 12.   Security Ownership  of Certain  Beneficial Owners  and
          Management

                 (a) The following tables sets forth the number of shares of Common Stock of holders of the Company known to the Company to be the beneficial owner of more than five (5%) per cent of its Common Stock at July 31, 1998.

          Name and Address                 Amount and Nature of  Percent of
                                             Beneficial Owner       Class

          S. Mort Zimmerman                      833,545 (1)         9.70%
          13636 Neutron Road
          Dallas, Texas  75244-4410

          (b) The following table sets forth the number of shares of Common Stock of Registrant owned by all directors and officers as a group as of July 31, 1998:

          Name of                         Amount and Nature of   Percent of
          Beneficial Owner                Beneficial Ownership      Class

          S. Mort Zimmerman                      833,545 (1)         9.70%
          Chairman of the
          Board and President

          Daniel A. Zimmerman(5)                 397,381 (2)         4.63%
          Sr. Vice President
          and Director

          Edmund W. Bailey                        79,471 (3)          .93%
          Vice President &
          Chief Financial Officer

          Fred M. Updegraff                       99,574 (4)         1.16%
          Vice President
          Treasurer & Director

          All Officers &
          Directors, as a
          Group                                1,468,082            17.09%

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

          (5)S. Mort Zimmerman and Daniel A. Zimmerman are father and son.

          Item 13.   Certain Relationships and Related Transactions

          THE FOLLOWING IS A SUMMARY OF ADVANCES FROM/TO AFFILIATED COMPANIES AT JULY 31, 1998.

                                                       1998          1997

          Refineries Consolidated Technology, Inc.   $269,400     $    -
          Cooper Manufacturing Corporation            632,314      350,000
          Others                                       16,063     (369,824)
                                                     $917,777     $(19,824)

          The Company for several years had been owed approximately $530,000 due from Comtec, a dormant affiliate. During 1996, it was determined that $235,000 of this amount was actually paid for the benefit of the Company and was written-off in 1996 in other expenses. It has been determined that Comtec does not have the capability to liquidate the remaining debt and the remaining receivable was offset against accrued salaries of the officer who had guaranteed the receivable. The Company has advanced through the pledging of its certificates of deposit with a bank, corresponding to direct bank loans and direct advances to Refineries Consolidated Technology, Inc. ("RCT") and Cooper Manufacturing Corporation ("Cooper") approximately $1,297,000. The Company also acquired a secured note receivable from Cooper in exchange for 90,000 shares of its $10.00 par value Preferred Stock to an unaffiliated company who previously owned Cooper. During 1997 the Company provided a reserve for the entire receivable from RCT ($723,000) and also provided a reserve of $867,000 against the Cooper investment. The remaining $350,000 in 1997 investment in Cooper represented the estimated amount of recovery the Company expected to receive from Cooper's Plan filed in the bankruptcy court. The Bankruptcy Court approved the debtor's plan of reorganization in the Cooper bankruptcy on December 5, 1997. In accordance with such plan, the Company received cash of $700,000, notes receivable totaling $220,000, a 2.5% royalty agreement on new rigs sold and 1,000,000 shares of Cabec Energy Corp. The investment in Cooper was adjusted to the value of the consideration received.

          During 1997 the Company repurchased the equipment from the affiliated company for its original price sold and subsequently sold the equipment to an unaffiliated company incurring a loss of $180,000.

          During the year ended July 31, 1998, the Company issued 200,000 shares of common stock from its treasury to affiliated entities for shares of common stock in two other affiliated entities. These shares were valued at $336,000, the market price of the Company's common stock at the time less a 30% discount for the restriction on the shares. This value approximated the value of the shares received from the affiliates.

                                            PART IV

          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                    (a)  Documents filed as part of this Report

               1.   Financial Statements

                    Consolidated Financial Statements of Electric & Gas
                      Technology, Inc. and Subsidiaries:

                    (i)   Report of Independent Certified Public
                          Accountants

                    (ii) Consolidated Balance Sheets July 31, 1998 and July 31, 1997.

                    (iii) Consolidated Statements of Operations for the
                          three years ended July 31, 1998.

                    (iv)  Consolidated Statements of Changes in
                          Stockholders' Equity for the three years ended July 31, 1998.

                    (v) Consolidated Statements of Cash Flows for the three years ended July 31, 1998.

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




          Signature                     Capacity                    Date

          /s/ S. Mort Zimmerman     Chairman and President     October 22, 1998
          S. Mort Zimmerman


          /s/ Daniel A. Zimmerman   Senior Vice President
          Daniel A. Zimmerman       and Director               October 22, 1998


          /s/ Edmund W. Bailey      Vice President, Chief
          Edmund W. Bailey          Financial Officer and
                                    Director                   October 22, 1998


          /s/ Fred M. Updegraff     Vice President,
          Fred M. Updegraff         Treasurer and Director     October 22, 1998


          /s/ Marie W. Pazol        Secretary                  October 22, 1998
          Marie W. Pazol

                           ELECTRIC & GAS TECHNOLOGY, INC.
                                   AND SUBSIDIARIES


                                JULY 31, 1998 AND 1997



                                                                       Page

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS             24

          CONSOLIDATED FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS                                    25

          CONSOLIDATED STATEMENTS OF OPERATIONS                       26-27

          CONSOLIDATED STATEMENTS OF CHANGES IN
          STOCKHOLDERS' EQUITY                                           28

          CONSOLIDATED STATEMENTS OF CASH FLOWS                       29-30

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  31-46

                  Report of Independent Certified Public Accountants


          Board of Directors and Stockholders
          Electric & Gas Technology, Inc.
            and Subsidiaries


          We have audited the accompanying consolidated balance sheets of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          We were unable to obtain sufficient competent evidential matter supporting the collectibility of the Company's note receivable from African Telecommunications, Inc. ("AfriTel")(See Note 5), stated at $2,375,500 at July 31, 1998; nor were we able to satisfy ourselves as to the carrying value of the note receivable by other auditing procedures.

          In our opinion, except for the effect of such adjustments, if any, as might have been determined to be necessary had we been able to obtain sufficient competent evidential matter regarding the collectibility of the note receivable from AfriTel, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles.


          Jackson & Rhodes P.C.
          Dallas, Texas
          October 9, 1998

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                       July 31,
                                        ASSETS

          CURRENT ASSETS                                                   1998            1997

          Cash and cash equivalents                                     $  542,086     $14,503,417
          Certificates of Deposit                                        4,000,000             -
          Investments, market                                            2,938,964             -
          Accounts receivable trade, less allowance for doubtful
          receivables of $9,617 in 1998 and $18,798 in 1997              1,702,866       1,648,286
          Inventories                                                    3,199,398       3,067,865
          Prepaid expenses                                                  99,779          93,398
          Total current assets                                          12,483,093      19,312,966

          PROPERTY, PLANT AND EQUIPMENT, net                             1,902,811       2,086,746

          OTHER ASSETS
          Discontinued operations                                          790,365         475,622
          Other assets                                                   6,029,259       1,143,799
          Total other assets                                             6,819,624       1,619,421
          TOTAL ASSETS                                                 $21,205,528     $23,019,133

                         LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
          Notes payable                                                $ 1,762,482     $ 1,463,554
          Accounts payable                                               1,171,703       1,456,647
          Accrued liabilities                                              145,352       1,110,077
          Federal income taxes                                             197,611         323,705
          Current  maturities of  long-term  obligations                   116,691         184,887
          Total current liabilities                                      3,393,839       4,538,870

          LONG-TERM OBLIGATIONS
          Long-term obligations, less current maturities                   918,892       1,631,281
          Other                                                            708,758         724,859
          Total long-term obligations                                    1,627,650       2,356,140

          COMMITMENTS AND CONTINGENCIES                                        -               -

          MINORITY INTEREST IN SUBSIDIARY                                   46,659          83,004

          STOCKHOLDERS' EQUITY
          Preferred stock, $10 par value, 5,000,000 shares
            authorized, 90,000 issued and outstanding                      900,000         900,000
          Common stock, $.01 par value, 30,000,000 shares authorized, issued 8,198,224 and 8,275,444 in 1998 and 1997,
            respectively                                                    81,982          82,504
          Additional paid-in capital                                     9,260,866      10,099,338
          Retained earnings                                              6,850,302       6,421,117
          Pension liability adjustment                                    (424,221)       (329,805)
          Cumulative translation adjustment                               (531,549)       (432,274)
                                                                        16,137,380      16,740,880
          Less treasury stock, 219,792 shares in 1997, at cost                 -          (699,761)
          Total stockholders' equity                                    16,137,380      16,041,119
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $21,205,528     $23,019,133

                             See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                 Years ended July 31,

                                                               1998         1997         1996

          Sales                                            $10,943,574  $10,955,395  $10,510,452

          Cost of goods sold                                 8,056,468    7,780,605    7,879,857

          Gross profit                                       2,887,106    3,174,790    2,630,595

          Selling, general and administrative expenses       4,824,406    4,846,232    3,851,194

          Operating loss                                    (1,937,300)  (1,671,442)  (1,220,599)

          Other income and (expenses)
          Interest, net                                        286,960     (301,343)    (358,578)
          Other:
          Gain on sale of operating divisions                      -            -        577,336
          Default on purchase obligation                           -            -     (1,813,838)
          Investment gain (loss)                             1,992,648   (1,590,755)  (1,130,590)
          Minority interest in subsidiary                       36,346       18,063          -
          Other                                                145,402      (62,076)     (31,802)

                                                             2,461,356   (1,936,111)  (2,757,472)

          Earning (loss) from continuing operations
          before income tax                                    524,056   (3,607,553)  (3,978,071)

          Provision  (credit) for income taxes                 160,355     (213,372)         -

          Earnings  (loss) from  continuing operations         363,701   (3,394,181)  (3,978,071)

          Discontinued operations:
          Earnings (loss) from discontinued operations,
            net of $121,070 in tax credits for 1998           (235,019)     109,641   (1,054,480)
          Gain on disposal of business segments, net of
            $154,804 and $323,705 in tax                       300,503   12,646,939          -


                                                                65,484   12,756,580   (1,054,480)

          NET EARNINGS (LOSS)                                  429,185    9,362,399   (5,032,551)

          Dividends on Preferred Stock                         (63,000)     (63,000)     (39,353)

          Net earnings or loss applicable to Common Stock   $  366,185   $9,299,399  $(5,071,904)

                             See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                 Years ended July 31,

                                                                1998         1997         1996


          Earnings (loss) available per common share:

          Continuing operations                                  $0.04       $(0.43)      $(0.53)
          Discontinued operations                                 0.01         1.58        (0.14)
          Net earnings                                           $0.05       $ 1.15       $(0.67)

          Earnings (loss) available per common share - assuming dilution:

          Continuing operations                                  $0.04       $(0.39)      $(0.50)
          Discontinued operations                                 0.01         1.46        (0.14)
          Net earnings                                           $0.05       $ 1.07       $(0.64)

                               See accompanying notes.

                           ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   Years ended July 31, 1998, 1997 and 1996

                                                                     Retained     Pension
                                   Preferred Common      Paid-in     (Deficit)   liability   Translation  Treasury
                                     Stock    Stock      Capital     Earnings    adjustment  adjustments    Stock       Total

Balance at July 31, 1995           $   -     $79,054   $9,823,534   $2,091,269   $(265,302)  $(424,577)  $(876,117)  $10,427,861

Net loss for the year                  -         -            -     (5,032,551)        -           -           -      (5,032,551)
Pension liability adjustment           -         -            -            -        50,663         -           -          50,663
Cumulative translation adjustments     -         -            -            -           -        (6,293)        -          (6,293)
Preferred Stock issued             900,000       -            -            -           -           -           -         900,000
Bonus stock issued                     -       1,450      179,800          -           -           -           -         181,250
Stock issued for cash                  -       2,000      198,000          -           -           -           -         200,000

Balance at July 31, 1996           900,000    82,504   10,201,334   (2,941,282)   (214,639)   (430,870)   (876,117)    6,720,930

Net earnings for the year              -         -            -      9,362,399         -           -           -       9,362,399
Pension liability adjustment           -         -            -            -      (115,166)        -           -        (115,166)
Cumulative translation adjustments     -         -            -            -           -        (1,404)        -          (1,404)
Treasury stock issued for bonuses      -         -       (101,996)         -           -           -       176,356        74,360

Balance at July 31, 1997           900,000    82,504   10,099,338    6,421,117    (329,805)   (432,274)   (699,761)   16,041,119

Net earnings for the year              -         -            -        429,185         -           -           -         429,185
Pension liability adjustment           -         -            -            -       (94,416)        -           -         (94,416)
Cumulative translation adjustments     -         -            -            -           -       (99,275)        -         (99,275)
Purchase of treasury stock             -         -            -            -           -           -      (811,173)     (811,173)
Cancellation of treasury stock         -        (522)    (838,472)         -           -           -       838,994           -
Treasury stock issued for services     -         -            -            -           -           -       338,500       338,500
Treasury stock issued forinvestments   -         -            -            -           -           -       333,440       333,440

Balance at July 31, 1998          $900,000   $81,982   $9,260,866   $6,850,302   $(424,221)  $(531,549)  $     -     $16,137,380

                               See accompanying notes.

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Years ended July 31,

                                                                    1998           1997           1996
          Increase (decrease) in cash:
          Cash flows from operating activities:
          Net earnings (loss)                                    $  429,185    $9,362,399    $(5,032,551)
          Adjustments to reconcile net earnings ( loss)
             to net cash provided by operating activities:
          Discontinued operations                                   235,019      (109,641)     1,054,480
          Depreciation of property, plant
             and equipment                                          235,098       302,822        354,447
          Issuance of stock for services                            338,500        74,360        181,250
          Minority interest in subsidiary                           (36,345)       83,004            -
          Amortization of goodwill and patents                        6,684         6,684          6,684
          Gain on sale of business segment                         (300,503)  (12,646,939)           -
          Gain on sale of assets                                    (95,943)          -              -
          Gain on sale of operating divisions                           -             -         (577,336)
          Deferred income                                          (112,303)      (33,879)        61,066
          Gains/Losses on investments                            (1,992,648)    1,590,755      2,797,948
          Changes in assets and liabilities:
             Accounts receivable                                   (185,890)     (324,772)       244,352
             Inventories                                           (131,533)      268,841       (286,825)
             Prepaid expenses                                        (6,381)     (232,169)        56,231
             Other assets                                            (3,509)   (1,033,212)       711,193
             Accounts payable                                      (212,805)      188,526       (538,264)
             Accrued liabilities                                   (964,725)      781,474       (308,392)
             Federal income taxes                                  (159,828)      323,705            -

          Net cash used in operating activities                  (2,957,927)   (1,398,042)    (1,275,717)

          Cash flows from investing activities:

          Proceeds from sale of property, plant and equipment           -          36,288      2,068,583
          Purchase of property, plant and equipment                 (79,157)     (106,124)       (98,786)
          Proceeds on note receivable                                   -             -          253,904
          Investments in affiliates                                (479,000)          -         (681,869)
          Investments                                            (9,796,464)          -              -
          Proceeds on sale of business segment                      951,295    20,828,385            -


          Net cash provided by (used in) investing activities    (9,403,326)   20,758,549      1,541,832

          Cash flows from financing activities:

          Proceeds from issuance of long-term obligations               -         953,975         21,645
          Issuance of common stock                                      -             -          200,000
          Payments on long-term obligations                      (1,016,552)   (5,825,522)      (295,847)
          Purchase of treasury stock                               (811,173)          -              -
          Increase (decrease) in notes payable                      298,928      (650,332)      (331,813)
          Net cash used in financing activities                  (1,528,797)   (5,521,879)      (406,015)

                             See accompanying notes.

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   Years ended July 31,

                                                                     1998          1997           1996

          Effect of exchange rate changes on cash                   (71,281)       (4,783)        (6,293)

          NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                   (13,961,331)  13,833,845       (146,193)

          Cash and cash equivalents - beginning of year           14,503,417      669,572        815,765

          Cash  and cash equivalents -  end of year              $   542,086  $14,503,417     $  669,572


          Supplemental disclosures of cash flow information:

          Cash paid during the year for:
          Interest                                                  $344,701     $330,149       $409,857
          Income tax                                                $344,704     $    -         $  5,771

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

          Organization:

          Electric & Gas Technology, Inc.("the Company"or "ELGT") was organized under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. In April, 1985, the Company (i) acquired from Commercial Technology, Inc. ("COMTEC"), an affiliated company, all of the stock of Reynolds Equipment Company ("Reynolds") for stock of the Company and (ii) acquired from a subsidiary of COMTEC all of the stock of Retech, Inc. ("Retech") [formerly Test Switch Technology, Inc.("Test Switch"), formerly Superior Technology, Inc. ("Superior")] for stock of the Company. In 1988, the Company acquired 85% (and subsequently 100%) of the stock of Data
          Automation Company, Inc. ("DAC") from Video Science Technology, Inc., formerly an affiliate of COMTEC and of the Company; DAC owned 100% of Domac Plastics, Inc. ("Domac") and Logic Design Metals, Inc. ("Logic"). Domac was subsequently sold. During 1992 Logic merged into DAC, its parent, and DAC changed its name to Logic Design Metals, Inc. and is referred to herein as "Logic". In June 1986 Superior acquired from Petro Imperial Corp. (A subsidiary of COMTEC) its ownership in American Brass, Inc. ("ABI"). Fridcorp Plastics, Inc. ("Fridcorp") was acquired by the Company in January, 1992, in exchange for 162,000 shares of Company Common Stock. Hydel Enterprises, Inc. ("Hydel") [formerly Stelpro Limited ("Stelpro")] was acquired by the Company in April, 1992, in exchange for 166,474 shares of Company Common Stock and $1,100,000 (Cdn. funds)(April 30, 1992, exchange rate: .8370). On August 1, 1992, Hydel acquired all of the outstanding capital stock of Hydel Engineering Limited ("Hydel Engineering") for cash and notes payable of approximately $719,000 ($850,000 Cdn.). Hydel Engineering was merged into Hydel effective August 1, 1995. The number of shares of Company Common Stock issued in the acquisitions of Fridcorp and Hydel was, in each case, determined through arms-length negotiations. Superior Magnetics, Inc. ("SMI") was formed by the Company to acquire the operating assets of the business operations of  Denison Magnetics  of Texas Instruments  Incorporated
          on November 30, 1992 for cash and deferred payments of approximately $2,900,000. The Company incorporated Atmospheric and Magnetics Technology, Inc. ("AMT") on June 10, 1996 under the laws of the State of Texas. AMT which remained dormant during most of Fiscal 1997 was formed to undertake the Company's venture into the water industry.

          The Company presently is the owner of 100% of Reynolds and Hydel and owns 91.5% of AMT and, through such subsidiaries, operates in three distinct business segments: (1) production of atmospheric water, filtration and enhanced water products (AMT); (2) the manufacture and sale of natural gas measurement, metering and odorization equipment (Reynolds); and (3) the manufacture and sale of electric meter enclosures and pole-line hardware for the electric utility industry and the general public (Hydel). Effective October 1, 1997, the Company agreed to sell its defense electronics business segment and on December 31, 1997 it sold its
          plastics  segment.    Both  such  operations  have been  treated  as
          discontinued operations. Effective July 31, 1997, the Company discontinued the operations of its metal fabrication segment which previously was engaged in the manufacture and sale of precision metal enclosures for telecommunication and computer equipment (Logic). The Company sold its Canadian heating division and its U.S. meter socket and Test Switch divisions during fiscal 1996 and 1995. These operations were part of the electric segment.

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

          Reclassification:

          Certain  reclassifications  have been  made  to  the  1997 and  1996
          consolidated   financial   statements   to  conform   to   the  1998
          presentation.

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

          Income taxes:

          Deferred income taxes result from the temporary differences between the financial statement and income tax basis of assets and liabilities and are figured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           2
                             DISPOSITIONS AND ACQUISITIONS

          The Company  discontinued its defense  electronics business  segment
          (SMI) effective October 1, 1997 as result of an agreement to sell this business segment to the president of SMI. Effective December 31, 1997, the Company sold its plastics segment (Fridcorp) for cash of approximately $760,000 with a corresponding gain of approximately $210,000. The Company sold its metal fabrication segment effective July 31, 1997 (Logic and Precision). Proceeds from the sale amounted to approximately $20,850,000 with a corresponding gain of approximately $12,650,000. Accordingly, the financial statements have been reclassified to reflect these segments as a discontinued operations. Sales, cost of goods sold, selling, general and administrative expense and other were as follows:

                                                   1998         1997         1996

          Sales                                $1,104,411  $23,988,789  $23,457,500
          Cost of goods sold                      946,193   17,749,856   18,455,520
          Selling, general and administrative     440,418    5,134,280    4,998,761
          Other                                   347,684   11,651,927   (1,057,699)

          Discontinued operations              $   65,484  $12,756,580  $(1,054,480)

          The Company sold the Test Switch division on October 31, 1995 for cash of approximately $2,100,000. The gain on the sale was approximately $580,000 and is included in other income. Sales, cost of goods sold and selling, general and administrative expenses for the Test Switch division were $573,000, $487,000 and $229,000, respectively for the year ended July 31, 1996.

                                           3
                                      INVENTORIES

          Inventories  consisted  of  the  following  at  July  31,:
                                                 1998                1997

          Raw materials                      $1,076,237          $1,209,547
          Work-in-process                       443,566             312,226
          Finished goods                      1,679,595           1,546,092
                                             $3,199,398          $3,067,865

                                           4
                            PROPERTY,  PLANT  AND  EQUIPMENT

          Property,  plant  and  equipment  consisted of  the following  at
          July  31,:
                                                 1998                1997

          Land                               $  234,688          $  237,993
          Buildings and improvements          2,346,380           2,348,306
          Machinery and equipment             1,533,954           1,602,537
          Furniture, fixtures & equipment       260,262             240,076
                                              4,375,284           4,428,912
          Less accumulated depreciation      (2,472,473)         (2,342,166)

                                             $1,902,811          $2,086,746

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           5
                                     OTHER  ASSETS

          Other  assets  consisted  of  the  following  at  July  31,:
                                                            1998        1997

          Investment in AfriTel (a)                     $2,357,500   $     -
          Investment in Pioneer (b)                      1,125,000         -
          Investments and advances (Notes 10 and 13)       642,314     350,000
          Notes receivable                                 650,266     231,400
          Investment in equity securities                  536,240     216,026
          Intangible pension asset                         129,802     144,203
          Deferred debt issue costs                         23,008      41,718
          Goodwill, net                                    114,265     120,949
          Patents                                          174,177     174,177
          Due from (to) affiliates (Note 13)                16,063    (369,824)
          Deposits and other assets                         27,578       2,104
          Land held for resale                              19,674      19,674
          Deferred tax asset                               213,372     213,372

                                                        $6,029,259  $1,143,799

          (a) During the year ended July 31, 1998, the Company entered into an agreement to acquire 100% of the outstanding common stock of African Telecommunications, Inc. ("AfriTel"), subject to approval of the Company's stockholders. In connection with the agreement, the Company has loaned AfriTel $2,357,500 as of July 31, 1998. In the event that the AfriTel acquisition is not completed, the note is due on November 30, 1999, including interest at 8%. AfriTel holds communications licenses in the Democratic Republic of Congo ("DRC") and Ghana. AfriTel was proceeding with installation of a digital wireless local loop telephone system in the DRC when that country became involved in a civil war. The Company, AfriTel and the supplier of communications equipment are currently negotiating to determine the structure of an ongoing operation for AfriTel in the future.

          (b) In June 1997, litigation was commenced by the Company regarding certain transactions related to a loan from American Circuit Breaker Corporation arising out of its previous sale of the meter socket division of Retech. On December 12, 1997, the litigation was dismissed as result of an agreement between the parties whereby the Company received a 20% interest in Pioneer Power Corporation ("Pioneer"). The Company and the settling parties agreed that the value of the 20% interest was worth $1,125,000. Pioneer owns 100% of Pioneer Transformers Ltd. ("Pioneer Ltd."), a Canadian company which manufacture and sells transformers. As of December 31, 1997, Pioneer Ltd.'s audited financial information reflected total assets of approximately $6,000,000 with corresponding revenues for the year then ended of approximately $16,300,000 in Canadian dollars. Unaudited revenues for the eight months ended August 31, 1998 amounted to approximately $13,100,000 with net income of approximately $700,000 in Canadian dollars. As part of the agreement, the Company will spin-off approximately 80% of its 20% interest in Pioneer to its shareholders. The Company is currently working with Pioneer to prepare and file the necessary disclosure statement and registration form to effect the spin-off.

                                           6
                                     NOTES  PAYABLE

          Notes  payable  consisted  of  the  following  at  July  31,:
                                                     1998           1997

          Note payable, CIT (a)                 $   303,800    $   281,197
          Note payable, bank (b)                    892,755      1,046,027
          Note payable, bank (c)                    381,251            -
          Note payable, bank (d)                    184,676            -

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           6
                               NOTES  PAYABLE (Continued)

          Note payable, bank                            -          136,330

                                                 $1,762,482     $1,463,554

          (a) Part of a $3,500,000 Revolving credit and term facility with The CIT Group Credit/Finance, Inc. (CIT) due November 1999. Interest due monthly at 2.75% above prime. The revolving credit borrowing base is based on eligible accounts receivable and inventory, as defined (See note 7).
          (b) Note payable, bank, consists of a line of credit with a maximum loan amount of $1,450,000, payable on demand; bearing interest at the bank's prime rate plus 1.25%; secured by trade receivables and inventories.
          (c) Note payable, bank, under a $500,000 line of credit at 7% matures August 1999 and is secured by a $1,000,000 certificate of deposit.
          (d) Note payable, bank, interest at 7.62% matures October 1998, secured by a $1,000,000 certificate of deposit.


          Information  relating  to  short-term  borrowing  is  as
          follows:                                   1998          1997

          Balance at end of year                 $1,762,482    $1,463,554
          Maximum borrowing                      $1,478,640    $2,254,548
          Average balance                        $1,329,486    $1,779,706
          Average effective interest rate             10.8%         10.8%

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

                                           7
                                 LONG-TERM  OBLIGATIONS

          Long-term  obligations  consist  of  the  following  at  July  31,:
                                                                                  1998          1997
          Term loan payable to The CIT Group Credit/Finance, Inc. (CIT)
          under a $3,500,000 credit facility (See note 6), due in monthly installments of $1,430, plus interest at prime plus 2.75%.
          The term portion is secured by machinery and equipment of U.S.
          subsidiaries, however, substantially all assets of U.S.
          subsidiaries are pledged under the total facility as collateral.    $   74,569    $   85,200

          Mortgage note payable due in monthly payments of principal and interest at 2.75% above prime from October 10, 1994 over twenty
          years.  Guaranteed by the Small Business Administration.               545,214       961,306

          Note payable to a bank, interest at the effective base lending rate of the bank plus 1 1/2% (11.75% at July 31, 1996); due in monthly installments of $3,053 plus interest through June 2000,
          collateralized by land and building of the Company.                        -         217,252

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           7
                           LONG-TERM  OBLIGATIONS (CONTINUED)

          Note payable to a bank, bearing interest at 8.75%, in monthly principal installments of $7,300 until March 1998, $8,000 until
          March 1999 and $8,750 until August 2002, secured by machinery
          and equipment and land and building                                    383,554       510,682

          Various other installment notes and capitalized lease
          obligations.                                                            32,246        41,728

                                                                               1,035,583     1,816,168

          Less current maturities                                               (116,691)     (184,887)

                                                                              $  918,892    $1,631,281

          The prime rate was 8.50% and 8.25% at July 31, 1998 and 1997, respectively.

          The Company is contingently liable as guarantor on approximately $600,000 of its discontinued defense electronics segment's debt to CIT, which is not included in the accompanying consolidated balance sheet.

          The aggregate annual principal payments are  as  follows:

          Year Ending
          July 31,

          1999                                                                  $116,691
          2000                                                                   152,900
          2001                                                                   144,981
          2002                                                                   133,339
          2003                                                                    37,286
          Thereafter                                                             450,386

                                           8
                                  ACCRUED  LIABILITIES

          Accrued  liabilities  consisted  of  the  following  at  July  31:

                                                 1998            1997

          Payroll                             $  85,535     $   935,974
          Commissions                            15,715          16,308
          Pension plan                          (77,943)       (127,943)
          Vacation pay                           27,280          46,738
          Taxes                                  74,635         125,928
          Miscellaneous                          20,130         113,072
                                               $145,352      $1,110,077

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           9
                            COMMITMENTS  AND  CONTINGENCIES

          Total rent expense for the years ended July 31, 1998, 1997 and 1996, was $138,000, $113,000 and $99,000, respectively, consisting primarily of minimum rentals.

          Litigation:

          The former manufacturers representative of Logic, Ammon & Rizos Co, has filed a suit against the Company, the Company's chairman of the board, Logic, and New Logic Design Metals, Inc. ("New Logic")(the purchaser of the assets) for unpaid fees, assumed by New Logic and a previous adjustment in prior fees plus prospective fees from New Logic's sales. The case has yet to go to trial; management believes there will be no material effect on the Company.

          Allied Products Co has sued the Company under the Preferred Stock issued by the Company in connection with its investment in Cooper Manufacturing Corporation ("Cooper") and the rights pertaining thereto. The suit was filed in the Eastern District of Illinois (Chicago). The ultimate resolution of this case will depend in part upon the outcome of the Cooper bankruptcy case. The bankruptcy court confirmed the debtor's Plan of Reorganization on November 21, 1997. Management does not believe that this suit will have any further material effect on the Company.

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

          The Company sells a broad range of products to the electric and gas utility industries. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses have not exceeded management's expectations.

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           9
                      COMMITMENTS  AND  CONTINGENCIES (Continued)

          Fair value of Financial Instruments:

          The  estimated  fair  value  amounts  have  been  determined by  the
          Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, certificates of deposit, investments, receivables and accounts payable approximate carrying value due to the short maturity of the instruments. The fair value of short-term and long-term debt approximate carrying value based on their effective interest rates compared to current market rates.

                                           10
                                  STOCKHOLDERS' EQUITY

          On December 15, 1995, the Company closed on a Note Purchase Agreement with Allied Products Corporation ("Allied"), thereby obtaining Allied's right, title and interest in and to a certain Promissory Note and all security existing thereunder and obligations of Cooper Manufacturing Corporation ("Cooper") under this Note and the Facility Agreement formerly executed by Cooper and its shareholders in exchange for $100,000 in cash and newly issued 90,000 shares of Series A, $10.00 par value, 7% Convertible
          Preferred stock of the Company. The promissory note was due on December 31, 1995 and demand for payment was made on Cooper and its guarantors. The preferred stock is convertible into common stock of the Company at the ratio of two shares of common stock for each share of preferred stock. Each holder of record of the shares of preferred stock is entitled to one vote per share equal to the voting rights of the common shareholders. The Company has agreed to make whole any deficiency upon conversion and subsequent sale after December 31, 1997 of the Company's common stock for less than $900,000. The Company's common stock trades at less than $2.00 per share which if sold at that price would require 450,000 shares to be sold to retire the obligation to Allied. The Preferred shares are redeemable in cash plus accrued dividends at any time as the result of an underwriting as defined therein. Cumulative dividends as of July 31, 1998 amounted to $165,353 with additional dividends accruing of $15,879 on September 30, 1998.

          The individuals whose stock was pledged and who personally guaranteed the Allied Note, petitioned the court on behalf of Cooper to file for protection under the U.S. Bankruptcy laws in a Houston, Texas court. A hearing was held on January 17, 1996 and reconvened on January 19, 1996 in which the court deferred any decision pending settlement negotiations between the parties. The Company believes the filing was improper as those individuals who petitioned the court as debtors in possession did not have standing for such petition. Although the outcome of any bankruptcy proceeding cannot be determined, the Company believes it has the only secured creditor position and first rights to the assets of Cooper. Further, the Company and its affiliate believe they will recover a portion of their investment and advances to Cooper. The Company had a Letter of Intent to acquire Cooper which has expired and was determined by the Company not to be pursued. The remaining
          $350,000 in 1997 investment in Cooper represented the estimated amount of recovery the Company expected to receive from Cooper's Plan filed in the bankruptcy court. The Bankruptcy Court approved the debtor's plan of reorganization in the Cooper bankruptcy on December 5, 1997. In accordance with such plan, the Company received cash of $700,000, notes receivable totaling $220,000, a 2.5% royalty agreement on new rigs sold and 1,000,000 shares of Cabec Energy Corp. The investment in Cooper was adjusted to the value of the consideration received.

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

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           10
                            STOCKHOLDERS' EQUITY (Continued)

          During fiscal 1996, the Company transferred 55,000 shares of its treasury stock with a basis of $3.19 per share to key management employees as additional consideration. The market value of the common stock was $1.35 per share, accordingly, $74,360 was recorded as an expense and $101,996 reduced additional paid-in capital.

          In connection with a financial consulting agreement entered into on July 28, 1997, the Company has issued warrants to an investment banking firm to purchase 150,000 and 300,000 shares of the common stock at $2.00 and $2.30 per share, respectively. The warrants are protected against dilution and expire July 31, 2001 and September 15, 2001, respectively. The warrants contain piggyback registration rights and the agreement allows the warrants holders to request registration of the warrants, if unregistered, between January 1, 1999 and July 31, 2002. The Company has not recorded any expense relating to the warrants since the exercise price exceeded the market price at the date of issuance. These warrants were issued as part of the consideration for investment banking services. The agreement between the Company and the investment banking firm was cancelled and the Company expects a significant portion of the warrants to be returned and cancelled.

          In connection with the Company's financing agreement with The CIT Group/Credit Finance, Inc. in 1994, the Company issued warrants to purchase 25,000 shares of common stock of the Company at $4.25 per share. Such warrants are exercisable in whole or part on or before November 24, 1998 and have piggy-back rights with respect to any shares to be registered by the Company.

          The following table sets forth the computation of basic and diluted earnings per share:

                                                     1998          1997           1996
          Numerator

          Net income (loss)from continuing
           operations                              $363,701   $(3,394,181)   $(3,978,071)

            Preferred stock dividends               (63,000)      (63,000)       (39,353)

          Numerator for basic earnings per share
          Net income (loss) available to common
            stockholders continuing operations      300,701    (3,457,181)    (4,017,424)

          Discontinued operations                    65,484    12,756,580     (1,054,480)


          Net income (loss) available to
            common stockholders                   $ 366,185   $ 9,299,399    $(5,071,904)

          Effect of dilutive securities
            Preferred stock dividends             $  63,000     $  63,000      $  39,353

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           10
                            STOCKHOLDERS' EQUITY (Continued)

                                                     1998          1997           1996
          Numerator for diluted earnings per share
          Net income (loss) available to common
            stockholders after assumed conversion
            continuing operations                  $363,701   $(3,394,181)   $(3,978,071)
          Discontinued operations                    65,484    12,756,580     (1,054,480)

          Net income (loss) available to
            common stockholders                    $429,185   $ 9,362,399    $(5,032,551)

          Denominator
            Denominator for basic earnings per share
            weighted-average shares               7,909,957     8,085,624      7,635,624

          Effect of dilutive securities:
          Options                                   212,700       134,157            -
          Preferred stock                           489,130       523,256        270,619

                                                    701,830       657,413        270,619

          Denominator for dilutive earnings per share
          assumed conversion                      8,611,787     8,743,037      7,906,243

                                           11
                                     BENEFIT PLANS

          Retech sponsored a defined benefit pension plan that covered all of its hourly employees. The plan calls for benefits to be paid to eligible employees at retirement based upon years of service and compensation rates near retirement. Retech's policy is to fund pension expenses accrued.

          Pension expense for the years ended July 31,:

                                                       1998          1997           1996

          Service cost                              $     -        $    -         $    -
          Interest cost                                69,073       135,845        130,347
          Actual return on assets held for the plan   (46,703)     (202,965)      (107,462)
          Net amortization of prior service cost,
            transition liability and net gain          62,874       115,511         43,540

          Pension expense                             $85,244      $ 48,391       $ 66,425

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           11
                                BENEFIT PLANS Continued)

          The following sets forth the funded status of the plan and the amounts shown in the accompanying consolidated balance sheets at July 31,:

                                                        1998          1997
          Pension benefit obligations
             Vested                                   $992,767      $799,093
             Non-vested                                    -          14,143
          Projected benefit obligation                 992,767       813,236
          Fair value of assets held in plan            555,438       479,652
          Unfunded excess of projected benefit
             obligation over  plan assets             $437,329      $333,584

          Unrecognized net transition obligation     $  48,473      $ 48,473
          Unrecognized prior service costs              81,329        95,730
          Unrecognized net loss                        424,221       329,805
          Pension (asset) liability recognized        (116,694)     (140,424)

          Accrued pension liability                   $437,329      $333,584

          The Company purchased approximately $1,161,000 in annuities for all those individuals who were currently receiving retirement benefits during 1997.

          The Company has recognized a minimum pension liability for the under-funded plan. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or reduction of stockholders' equity. The Company recorded additional liabilities of $554,023 and $474,008, intangible assets of $129,802 and $144,203 and a stockholders' equity reduction of $424,221 and $329,805 as of July 31, 1998 and 1997, respectively.

          Retech  will   terminate  the  plan   upon  funding  its   pension
          liability.    The  plan  assets   consist  of  common  equities  and
          government securities administered by the trust department of United Bank, Canton, Ohio.

          The assumed long-term rate of investment return and the interest rate for obligations used in determining the actuarial present value of accumulated plan benefits was 8.5% and 8.25% at July 31, 1998 and 1997, respectively.

          The Company has established a defined contribution (401-K) plan covering substantially all U. S. employees. Charges to operations for this plan for the years ended July 31, 1998, 1997 and 1996 were $6,619, $5,398 and $5,311, respectively.

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

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           11
                               BENEFIT PLANS (Continued)

          Following is a summary of options under the plan as of and for the years ended July 31,:

                                                     1998      1997      1996

          Options outstanding at beginning of year  352,000   394,999   394,999
          Granted                                       -     290,000       -
          Terminated                                    -    (332,999)      -
          Exercised                                     -         -         -
          Options outstanding at end of year        352,000   352,000   394,999
          Options exercisable at end of year         62,000    62,000   333,000
          Exercise price per share                  $.50 to   $.50 to  $2.50 to
                                                      $2.75     $2.75     $4.68

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

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           12
                                     INCOME  TAXES

          Following is a reconciliation between reported income taxes and the amount computed by applying the statutory federal income tax rates to earnings (loss) before income taxes for the periods ended July 31,:

                                                                      1998         1997          1996

          Expected provision (benefit) for federal income taxes     $189,000   $3,220,000   $(1,711,000)
          Expected provision for state income taxes                   22,000      474,000           -
          Utilization of tax loss carryforward                           -     (3,583,667)      (61,000)
          Unavailable loss carrybacks                                    -            -       1,772,000
          Other                                                      (16,911)         -             -

          Income taxes                                              $194,089   $  110,333   $       -

          The  Company  files  a  consolidated   tax  return  with   its  U.S.
          subsidiaries.

          Income tax expense (benefit) is reported as follows for the years ended July 31,:

                                                                      1998        1997           1996

          Income from continuing operations                         $160,355   $(213,372)   $       -
          Earnings from discontinued operations                     (121,070)        -              -
          Gain on sale of discontinued operations                    154,804     323,705            -


                                                                    $194,089   $ 110,333    $       -

          Income tax expense (benefit) consisted of the following:


          Current                                                   $194,089   $ 323,705    $       -
          Deferred                                                       -      (213,372)           -
                                                                    $194,089   $ 110,333    $       -


          Deferred  tax expense  (credit) and deferred tax  liabilities in all
          years  (all  Canadian)   result  principally  from  differences   in
          depreciation for tax and financial statement purposes.

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           12
                               INCOME  TAXES (Continued)

          The components of the net deferred tax (assets) liability included in the balance sheet are as follows at July 31,:

                                                      1998            1997

          Depreciation - U. S.                     $  68,640       $  68,640
          Provision for losses                      (282,012)       (282,012)
                                                   $(213,372)      $(213,372)

                                           13
                               RELATED PARTY TRANSACTIONS

          The  following   is  a  summary   of  advances  from/to   affiliated
          companies  at  July  31,:

                                                      1998            1997

          Refineries Consolidated Technology, Inc.  $269,400        $    -
          Cooper Manufacturing Corporation           642,314         350,000
          Others                                      16,063        (369,824)
                                                    $927,777        $(19,824)

          The Company for several years had been owed approximately $530,000 due from Comtec, a dormant affiliate. During 1996, it was determined that $235,000 of this amount was actually paid for the benefit of the Company and was written-off in 1996 in other expenses. It has been determined that Comtec does not have the capability  to  liquidate  the  remaining  debt  and  the  remaining receivable was offset against accrued salaries of the officer who had guaranteed the receivable. The Company has advanced through the pledging of its certificates of deposit with a bank, corresponding to direct bank loans and direct advances to Refineries Consolidated Technology, Inc. ("RCT") and Cooper Manufacturing Corporation ("Cooper") approximately $1,297,000. The Company has also acquired a secured note receivable from Cooper in exchange for 90,000 shares of its $10.00 par value Preferred Stock to an unaffiliated company who previously owned Cooper. During 1997 the Company provided a reserve for the entire receivable from RCT ($723,000) and also provided a reserve of $867,000 against the Cooper investment. The remaining $350,000 in 1997 investment in Cooper represented the estimated amount of recovery the Company expected to receive from Cooper's Plan filed in the bankruptcy
          court.    The   Bankruptcy  Court  approved  the  debtor's  plan  of
          reorganization in the Cooper bankruptcy on December 5, 1997. In accordance with such plan, the Company received cash of $700,000, notes receivable totaling $220,000, a 2.5% royalty agreement on new rigs sold and 1,000,000 shares of Cabec Energy Corp. The investment in Cooper was adjusted to the value of the consideration received.

          During the year ended July 31, 1998, the Company issued 200,000 shares of common stock from its treasury to affiliated entities for shares of common stock in two other affiliated entities. These shares were valued at $336,000, the market price of the Company's common stock at the time less a 30% discount for the restriction on the shares. This value approximated the value of the shares received from the affiliates.

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

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           14
                                  SEGMENT INFORMATION

          Industrial Segments

          The Company operates principally in three industries: Water, gas and electric. Operations in the water industry involve the production of atmospheric water, filtration and enhanced water products. Operations in the gas industry involve the development, manufacture, and sale of gas meters and measurement equipment. Operations in the electric industry involve the manufacture and sale of meter sockets and other electrical equipment. The Company's former segments defense electronics, plastics and metal fabrication have been treated as a discontinued operations.

          Following is a summary of segment information for the years ended July 31,:

                                                             1998          1997          1996

          Sales to unaffiliated customers:
            Water                                       $    52,576   $    75,234   $       -
            Gas                                           2,739,035     3,135,249     2,935,326
            Electric                                      8,151,963     7,744,912     7,575,126
                                                        $10,943,574   $10,955,395   $10,510,452

          Operating income (loss):
            Water                                       $  (427,596)  $ (212,742)   $       -
             Gas                                            115,435       40,784       (646,568)
            Electric                                        292,535      161,043        324,602
                                                            (19,626)     (10,915)      (321,966)

          General corporate expenses                     (1,917,674)  (1,660,527)      (898,633)
          Other income (expense), net                     2,461,356   (1,936,111)    (2,757,472)

          Earnings (loss) from continuing operations
            before income taxes                         $   524,056  $(3,607,553)   $(3,978,071)

          Identifiable assets:
            Water                                       $   832,428  $   954,690    $       -
            Gas                                           2,012,325    1,882,753      2,198,034
            Electric                                      4,541,187    4,828,751      4,648,198
                                                          7,385,940    7,666,194      6,846,232
          General corporate assets                       13,819,588   15,352,939      5,793,104

              Total assets                              $21,205,528  $23,019,133    $12,639,336


          Capital expenditures:
            Water                                       $    12,991  $     7,670    $       -
            Gas                                              10,257       28,960         63,900
            Electric                                         54,531       66,095         31,931
            General corporate                                 1,378        3,399          2,955
                                                        $    79,157  $   106,124    $    98,786

                    ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           14
                            SEGMENT INFORMATION (Continued)

                                                            1998          1997           1996
          Depreciation and amortization:
            Water                                       $    5,157   $     2,131    $       -
            Gas                                             55,899       155,346        188,745
            Electric                                       161,670       133,054        150,007
            General corporate                               12,372        12,291         15,695
                                                        $  235,098   $   302,822    $   354,447

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

          Individual customers who exceeded 10% of consolidated revenues accounted for $1,666,000 and $1,240,000 in sales for the year ended July 31, 1998 and 1997, respectively.

          Geographic information

          Financial data by geographic area for the years ended July 31,:
                                                          1998
                                                       Operating
                                                         (loss)    Identifiable
                                             Sales       Income        Assets

          United States                   $ 2,791,611  $(521,268)   $3,636,634
          Canada                            8,151,963    501,642     3,749,306
          Total                           $10,943,574  $ (19,626)   $7,385,940


                                                          1997
          United States                   $ 3,210,483  $(368,344)   $3,714,029
          Canada                            7,744,912    357,429     3,952,165
          Total                           $10,955,395  $ (10,915)   $7,666,194

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