Form 10-Q
period 1998-10-31
ELECTRIC & GAS TECHNOLOGY INC
filed 1998-12-11
CIK 785819

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)
          [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter period ended:  October 31, 1998

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

          Common - $0.01 Par Value - 8,157,624 shares at December 2, 1998.

                  ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                  Index to Form 10-Q
                        For the Quarter Ended October 31, 1998



                                                                       Page

          Part I - Financial Information

          1.  Condensed Consolidated Financial Statements:

          (a)Condensed Consolidated Balance Sheets as
          of October 31, 1998 and July 31, 1998                           3

          (b)Condensed Consolidated Statements of
          Operations for the three months
          ended October 31, 1998 and 1997                               4-5

          (c)Condensed Consolidated Statements of
          Cash Flows for the three months ended
          October 31, 1998 and 1997                                     6-7

          (d)Notes to Condensed Consolidated
          Financial Statements                                         8-13

          2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     14-17

          Part II - Other Information

          Item 1 - Legal Proceedings                                     18

          Item 6 - Exhibits and Reports on Form 8-K                      18

          Signature (pursuant to General Instruction E)                  19

          All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed
          Financial Statements or Notes thereto.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          October 31, 1998 and July 31, 1998
                                        ASSETS

                                                         October 31,    July 31,
                                                            1998          1998
          CURRENT ASSETS                                 (Unaudited)
          Cash and cash equivalents                     $   571,767  $   542,086
          Certificates of deposits                        4,200,000    4,000,000
          Investments, market                             2,675,616    2,938,964
          Accounts receivable, net                        1,691,812    1,702,866
          Inventories                                     3,248,157    3,199,398
          Prepaid expenses                                  101,019       99,779
          Total current assets                           12,488,371   12,483,093

          PROPERTY, PLANT AND EQUIPMENT, net              1,875,682    1,902,811

          OTHER ASSETS                                    6,519,502    6,819,624
          TOTAL ASSETS                                  $20,883,555  $21,205,528

                         LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
          Notes payable                                 $ 1,676,226  $ 1,762,482
          Accounts payable                                1,155,841    1,171,703
          Accrued liabilities                               163,194      145,352
          Federal income taxes                              160,121      197,611
          Current maturities of long-term obligations       126,368      116,691
          Total current liabilities                       3,281,750    3,393,839
          LONG-TERM OBLIGATIONS
          Long-term obligations, less current maturities  1,565,125    1,627,650

          MINORITY INTEREST IN SUBSIDIARY                    43,780       46,659

          STOCKHOLDERS' EQUITY
          Preferred stock, $10 par value, 5,000,000 shares
            authorized, 90,000 issued and outstanding       900,000      900,000
          Common stock, $.01 par value, 30,000,000 shares
            authorized and issued 8,157,624 and 8,198,224    81,576       81,982
          Additional paid-in capital                      9,196,816    9,260,866
          Retained earnings                               6,794,583    6,850,302
          Pension liability adjustment                     (424,221)    (424,221)
          Cumulative translation adjustment                (555,854)    (531,549)

          Total stockholders' equity                     15,992,900   16,137,380
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $20,883,555  $21,205,528

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     Three Months Ended October 31, 1998 and 1997
                                     (Unaudited)

                                                           Three months ended
                                                               October 31,
                                                           1998          1997

          Sales                                         $2,864,000    $2,776,782
          Cost of goods sold                             2,030,984     2,119,120

          Gross profit                                     833,016       657,662

          Selling, general and
          administrative expenses                          956,060     1,116,006

          Operating profit (loss)                         (123,044)     (458,344)

          Other income and (expenses)
          Interest, net                                     47,893       (39,318)
          Minority interest in subsidiary                    2,879         9,944
          Investment gain                                      -         906,458
          Other                                             16,554        21,082

                                                            67,326       898,166

          Earnings (Loss) from continuing operations       (55,718)      439,822

          Loss from discontinued operations                    -        (317,063)

          NET EARNINGS                                     (55,718)      122,759

          Dividend on preferred stock                       15,879        15,879

          Net earnings (loss) applicable to common stock $ (71,597)  $   106,880

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                     Three Months Ended October 31, 1998 and 1997
                                     (Unaudited)

                                                           Three months ended
                                                               October 31,
                                                           1998           1997

          Earnings (loss) available per Common share:

          Continuing operations                           $(0.01)        $0.05
          Discontinued operations                             -          (0.04)

          Net income                                      $(0.01)       $ 0.01

          Earnings (loss) available per Common share - assuming dilution:

          Continuing operations                           $(0.01)       $ 0.05
          Discontinued operations                             -          (0.04)

          Net income                                      $(0.01)       $ 0.01



                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Three months ended October 31, 1998 and 1997
                                     (Unaudited)

                                                                   Three months ended
                                                                      October 31,
                                                                  1998           1997
          Increase (decrease) in cash:
          Cash flows from operating activities:
          Net earnings (loss)                                $   (55,718)   $   122,759
          Adjustments to reconcile net earnings ( loss)
             to net cash provided by operating activities:
          Discontinued operations                                    -          317,063
          Depreciation and amortization                           48,589         78,015
          Minority interest in subsidiary                         (2,879)        (9,944)
          Gain   on  investments                                     -         (906,458)
          Changes in assets and liabilities:
             Accounts receivable                                  11,054         11,585
             Inventories                                         (48,759)       (14,093)
             Prepaid expenses                                     (1,240)        19,236
             Other assets                                        298,451       (430,222)
             Accounts payable                                    (94,473)      (308,144)
             Accrued liabilities                                  17,842       (805,545)

          Net cash provided by (used in) operating activities    172,867     (1,925,748)

          Cash flows from investing activities:
          Investments                                             63,348    (10,600,000)
          Increase in long-term investments                          -         (403,563)
          Purchase  of property,  plant and  equipment           (19,789)        (7,716)
          Net cash provided by (used in) investing activities     43,559    (11,011,279)

          Cash flows from financing activities:
          Increase (decrease) in notes payable and
          long-term obligations                                 (122,289)      (384,913)
          Purchase and retirement of treasury stock              (64,456)           -
          Payment to affiliates                                      -         (288,548)
          Net cash provided by (used in) financing activities   (186,745)      (673,461)

          NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                             29,681    (13,610,488)

          Cash and cash equivalents - beginning of period        542,086     14,503,417

          Cash and cash equivalents- end of period             $ 571,767   $    892,929

                               See accompanying notes.

                        ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                          Three months ended October 31, 1998 and 1997
                                     (Unaudited)

                                                                  Three months ended
                                                                      October 31,
                                                                 1998            1997

          Supplemental disclosures of cash flow information:
          Cash paid during the period for Interest            $  72,835     $   72,737


                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   October 31, 1998

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

          The statements were prepared using generally accepted accounting principles. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 1998 have been omitted, even though they are necessary for a fair presentation of the financial position at October 31, 1998 and 1997 and the results of operations and cash flows for the periods then ended.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   October 31, 1998

                                     (Unaudited)

          NOTE B - INVENTORIES

          Inventories are comprised as follows:
                                           October 31, 1998   July 31, 1998

          Raw Materials                      $1,121,532        $1,076,237
          Work in process                       450,886           443,566
          Finished Goods                      1,675,739         1,679,595
                                             $3,248,157        $3,199,398

          NOTE C - COMMON AND PREFERRED STOCK AND EARNINGS PER SHARE

          On December 15, 1995, the Company closed on a Note Purchase Agreement with Allied Products Corporation ("Allied"), thereby obtaining Allied's right, title and interest in and to a certain Promissory Note and all security existing thereunder and obligations of Cooper Manufacturing Corporation ("Cooper") under this Note and the Facility Agreement formerly executed by Cooper and its shareholders in exchange for $100,000 in cash and newly issued 90,000 shares of Series A, $10.00 par value, 7% Convertible Preferred stock of the Company. The promissory note was due on December 31, 1995 and demand for payment was made on Cooper and its guarantors. The preferred stock is convertible into common stock of the Company at the ratio of two shares of common stock for each share of preferred stock. Each holder of record of the shares of preferred stock is entitled to one vote per share equal to the voting rights of the common shareholders. The Company has agreed to make whole any deficiency upon conversion and subsequent sale after December 31, 1997 of the Company's common stock for less than $900,000. The Company's common stock trades at less than $2.00 per share which if sold at that price would require 450,000 shares to be sold to retire the obligation to Allied. The Preferred shares are redeemable in cash plus accrued dividends at any time as the result of an underwriting as defined therein. Accumulated and unpaid dividends to preferred stock amounted to approximately $181,233 at October 31, 1998.

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

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   October 31, 1998

                                     (Unaudited)

          NOTE  C   -  COMMON   AND  PREFERRED   STOCK  AND   EARNINGS  PER
          SHARE(Continued)

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

          The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three months ended
                                                   1998           1997
          Numerator
          Net income (loss)from continuing
           operations                           $ (55,718)      $439,822

            Preferred stock dividends             (15,879)       (15,879)

          Numerator for basic earnings per share
          Net income (loss) available to
            common stockholders continuing
            operations                            (71,597)       423,943

          Discontinued operations                     -         (317,063)


          Net income (loss) available to
            common stockholders                 $ (71,597)     $ 106,880


          Effect of dilutive securities
            Preferred stock dividends           $  15,879      $  15,879

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   October 31, 1998

                                     (Unaudited)

          NOTE  C   -  COMMON   AND  PREFERRED  STOCK   AND  EARNINGS   PER
          SHARE(Continued)

                                                   Three months ended
                                                   1998           1997

          Numerator for diluted earnings per share
          Net income (loss) available to
            common stockholders after
            assumed conversion continuing
            operations                          $ (55,718)     $439,822
          Discontinued operations                     -        (317,063)

          Net income (loss) available to
            common stockholders                 $ (55,718)     $122,759

          Demoninator
            Demoninator for basic earnings per share
          weighted-average shares               8,166,324     8,030,624

          Effect of dilutive securities:
          Options                                 290,000       290,000
          Preferred stock                         625,000       600,000

                                                  915,000       890,000

          Demoninator for dilutive earnings per share
          assumed conversion                    9,081,324     8,920,624

          Options to purchase shares ranging in price from $2.00 to $2.75 for 102,000 shares and shares ranging in price from $2.50 to $4.68 for 395,000 shares were outstanding during 1998 and 1997, respectively but were not included in the computation of dilutive earnings per share because the options' exercise price was greater that the average market price of the common shares and, therefore, the effect would be antidilutive.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   October 31, 1998

                                     (Unaudited)

          NOTE D - DISPOSITIONS

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

                                                          1997

          Sales                                        $ 918,684
          Cost of goods sold                             758,208
          Selling, general and administrative            408,431
          Other                                           69,108

          Discontinued operations                      $(317,063)

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

                                                       Three Months Ended October 31, 1998
                                                                    (Unaudited)
                                                                                         General
                                                  Water          Gas       Electric     Corporate   Consolidated

          Sales                                $      -       $753,969    $2,110,031   $      -     $2,864,000
          Cost of goods sold                       19,109      329,570     1,682,305          -      2,030,984
          Selling, gen. & adm.                     16,790      320,887       323,079      295,304      956,060

          Operating profit(loss)                  (35,899)     103,512       104,647     (295,304)    (123,044)

          Interest, net                               -        (12,343)      (26,157)      86,395       47,893
          Other income(expense)                       -         16,823           -          2,610       19,433

          Net earnings (loss) from continuing
            operations before income taxes       $(35,899)    $107,990    $   78,490    $(206,299)    $(55,718)
          Assets:
            Receivables                              $659     $433,180    $1,141,642     $116,331   $1,691,812
            Inventory                            $423,133     $972,398    $1,852,626     $    -     $3,248,157
            Total assets                         $827,775   $2,114,546    $4,270,554 $13,670,680   $20,883,555

          Depreciation                             $1,722      $14,333       $29,244      $3,290       $48,589
          Additions PP&E                           $  -           $947       $18,842      $  -         $19,789

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

          Results of Operations

          Summary. The Company reported net earnings (loss) from continuing operations and net earnings of $(55,718) and $(55,718) and $439,822 and $122,759 for the three months ended October 31, 1998 and 1997, respectively. Operating income increased by $294,392 to $172,260 the result of slightly higher revenues, improved margins and lower selling,general and administrative expenses. The first quarter of fiscal 1997 was benefited by the favorable treatment under the debtor's confirmed Plan for Cooper Manufacturing Corporation in bankruptcy. Gross margins improved from 23.68% to 29.09%. Selling, general and administrative expenses as a relationship to revenues at the segment level decreased from 28.08% to 23.07% of revenues. Net interest cost decreased due mainly to decreased borrowing and earnings on short-term investments.

          Increases(decreases) for the three months period ended October 31, 1998, as compared with the similar period of 1997, for key operating data were as follows:


                                                       Three Months Ended
                                                        October 31, 1998

                                                     Increase        Percent
                                                    (Decrease)        Change

          Operating Revenues                          $87,218          3.14
          Operating Income                            294,392        241.04
          Earnings (loss) from continuing operations
          before income taxes                        (495,540)      (112.67)
          Net Earnings Per Share                         (.02)      (200.00)

          The following table represents the changes [increase/(decrease)] in operating revenues, operating income and net earnings before income taxes by the respective industry segments when compared to the previous period:

                                                       Three Months Ended
                                                        October 31, 1998

                                                    Increase
                                                   (Decrease)       Percent

          Operating Revenues:

            Water                                 $ (52,105)        (59.74)
            Gas                                     146,318         167.76
            Electric                                 (6,995)         (8.02)

                                                  $  87,218         100.00

          Operating Income (Loss):

            Water                                 $  65,302          22.18
            Gas                                     187,077          63.55
            Electric                                 42,013          14.27

                                                    294,392         100.00

          General Corporate                          40,908
          Other Income (Expense)                   (830,840)

          Earnings from continuing operations
            before Income Taxes                   $(495,540)

          Water segment had no revenues during the first quarter of fiscal 1999. Expenses amounted to $35,899 which were monies expended for further development and testing of the newly designed "Watermaker." The Company continues to test and develop this technology to ultimately produce reliable, safe and marketable products.

          Gas revenues increased by $146,318 for the three months ended October 31, 1998. Operating income increased by $187,077 for the three months ended October 31, 1998, resulting in operating profit of $103,512, the result of improved margins and reduced selling, general and administrative expenses.

          Electric revenues remained approximately the same for the three months ended October 31, 1998, decreasing by only $(6,995). Gross margins for the three months remained relatively unchanged around 20%. Operating profits increased by $ 42,013 due to the lower carrying cost of the Paris, Texas facility and improved performance in the Canadian operation. The electric segment now consist of only the Canadian meter socket and pole line hardware product lines selling almost entirely in the Canadian markets.

          With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Operating profits increased by 10.41%, the effect of improved margins 5.40% and reduced selling, general and administrative expenses by 5.01%, discussed above, for the three months ended October 31, 1998.

          Liquidity and Capital Resources

          Liquidity. Current assets of the Company totaled $12,488,371 at October 31, 1998 and $12,483,093 at July 31, 1998. Current
          liabilities decreased slightly by $(112,089), resulting in a increase in working capital (current assets less current liabilities) to $9,206,621 at October 31, 1998, from $9,089,254 at July 31, 1998. The Company believes that it has and will generate sufficient cash to meet its working capital requirements and debt obligations.

          Hydel has a working capital line-of-credit with a Canadian bank in the amount of approximately $1,500,000. The Canadian credit facility is secured by receivables, inventories and equipment of Hydel.

          The Company continues to borrow under its CIT Group Credit/Finance, Inc. revolving and term loan facility. Borrowing under the revolving portion is based on eligible accounts receivable and inventory. The outstanding revolving loan balance was $313,900 and the term loan balance was $70,278 at October 31, 1998.

          Capital Expenditures

             For Fiscal 1999, the Company (and its subsidiaries) does not anticipate any significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries.

          Dividend Policy

          No cash dividends have been declared by the Company's Board of Directors since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize it cash flow to invest in its businesses. Cumulative dividends on the Series A, 7% Convertible Preferred Stock, have not been paid and amounted to $181,233 as of October 31, 1998.

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

          Allied Products Corp., a Delaware Corporation Vs. Electric & Gas Technology, Inc., a Texas Corporation; Cause No. 97C5256: United States District of Northern District of Illinois. Allied Products Co has sued the Company under the Preferred Stock issued by the Company in connection with its investment in Cooper Manufacturing Corporation ("Cooper") and the rights pertaining thereto. The suit was filed in the Eastern District of Illinois (Chicago). The Company filed a counter suit alleging security violations (10b5) demanding return of its Preferred Stock. In addition, the Company has been advised by the Cooper's debtor-in-possession that it has filed a suit claiming preference and other violations by Allied. The ultimate resolution of this case will depend in part upon the outcome of the Cooper bankruptcy case. The bankruptcy court confirmed the debtor's Plan of Reorganization on November 21, 1997. The court awarded Allied a summary judgement and dismissed the Company's counterclaim on November 3, 1998, however, the issue of damages was not addressed by the court. The Debtor's estate continues to pursue its claims against Allied and is considering the possibility of a three party settlement between the Company, Allied and the bankruptcy estate. The ultimate outcome of any such discussions cannot be determined. Further, the Company may appeal the court's decision and does not expect the damages, if any, to have a material effect on the Company.



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





          Dated: December 11, 1997