Form 10-Q
period 1999-01-31
ELECTRIC & GAS TECHNOLOGY INC
filed 1999-03-12
CIK 785819

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)
          [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter period ended:  January 31, 1999

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

          Common - $0.01 Par Value - 8,130,624 shares at March 6, 1999.

                  ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                  Index to Form 10-Q
                        For the Quarter Ended January 31, 1999

                                                                      Page

          Part I - Financial Information

          1.  Condensed Consolidated Financial Statements:

          (a)Condensed Consolidated Balance Sheets as
          of January 31, 1999 and July 31, 1998                         3

          (b)Condensed Consolidated Statements of
          Operations for the three and six months
          ended January 31, 1999 and 1998                             4-5

          (c)Condensed Consolidated Statements of
          Changes in Stockholders' Equity for
          six months ended January 31, 1999                             6

          (c)Condensed Consolidated Statements of
          Cash Flows for the six months ended
          January 31, 1999 and 1998                                     7

          (d)Notes to Condensed Consolidated
          Financial Statements                                       8-13

          2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   14-17

          Part II - Other Information

          Item 1 - Legal Proceedings                                   18

          Item 6 - Exhibits and Reports on Form 8-K                    18

          Signature (pursuant to General Instruction E)                19

          All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed
          Financial Statements or Notes thereto.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          January 31, 1999 and July 31, 1998
                                        ASSETS
                                                        January 31,   July 31,
                                                           1999         1998
          CURRENT ASSETS(Unaudited)
          Cash and cash equivalents                    $   273,728  $   542,086
          Certificates of deposit                        4,351,066    4,000,000
          Investments                                    2,681,342    2,938,964
          Accounts receivable, net                       1,419,904    1,702,866
          Inventories                                    3,498,005    3,199,398
          Prepaid expenses                                 123,810       99,779
          Total current assets                          12,347,855   12,483,093
          PROPERTY, PLANT AND EQUIPMENT, net             1,873,363    1,902,811

          OTHER ASSETS                                   6,337,849    6,819,624

          TOTAL ASSETS                                 $20,559,067  $21,205,528

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                   CURRENT LIABILITIES
          Notes payable                                $ 1,580,297  $ 1,762,482
          Accounts payable                               1,304,823    1,369,314
          Accrued liabilities                              225,330      145,352
          Current maturities of long-term obligations      128,259      116,691
          Total current liabilities                      3,238,709    3,393,839
          LONG-TERM OBLIGATIONS
          Long-term obligations, less current maturities 1,523,023    1,627,650
          MINORITY INTEREST IN SUBSIDIARY                   42,083       46,659

          STOCKHOLDERS' EQUITY
          Preferred stock, $10 par value, 5,000,000 shares
            authorized, 90,000 issued and outstanding      900,000      900,000
          Common stock, $.01 par value, 30,000,000 shares
            authorized and issued 8,157,624 and in 1999
            8,198,224 in 1998                               81,576       81,982
          Additional paid-in capital                     9,196,816    9,260,866
          Retained earnings6,580,026 6,850,302
          Accumulated other comprehensive income          (953,166)    (955,770)
                                                        15,805,252   16,137,380
          Less treasury stock, 27,000 shares, at cost      (50,000)          -
          Total stockholders' equity                   1 5,755,252   16,137,380

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $20,559,067   $21,205,528

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three and Six Months Ended January 31, 1999 and 1998
                                     (Unaudited)

                                              Three months ended        Six months ended
                                                  January 31,              January 31,
                                               1999        1998         1999        1998

          Sales                             $2,696,458  $2,703,094   $5,560,458  $5,479,876
          Cost of goods sold                 1,991,264   2,147,511    4,022,248   4,266,631

          Gross profit                         705,194     555,583    1,538,210   1,213,245
          Selling, general and
          administrative  expenses           1,011,863   1,158,336    1,967,923   2,274,342

          Operating   profit   (loss)         (306,669)   (602,753)    (429,713) (1,061,097)

          Other income and (expenses)
          Interest, net                         58,770      99,070      106,663      57,873
          Minority interest                      1,696      10,317        4,576      20,260
          Investment gain                           -      435,440           -    1,341,898
          Other, net                            31,644      20,868       48,198      41,951

                                                92,110     565,695      159,437   1,461,982

          Earnings (loss) from continuing
          operations                          (214,559)    (37,058)    (270,276)    400,885

          Earnings (Loss) from discontinued
          operations of:
           Plastics segment                         -      (40,905)          -      (32,472)
           Defense segment                          -           -            -     (323,617)

                                                    -      (40,905)          -     (356,089)


          NET EARNINGS (LOSS)                 (214,559)    (77,963)    (270,276)     44,796

          Dividend on preferred stock           15,879      15,879       31,759      31,759

          Net earnings (loss) applicable
          to common stock                   $ (230,438) $  (93,842)  $ (302,035) $   13,037

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                 Three and Six Months Ended January 31, 1999 and 1998
                                     (Unaudited)

                                                Three months ended       Six months ended
                                                    January 31,             January 31,
                                                  1999        1998         1999       1998

          Earnings (loss) available per Common share:

          Continuing operations                 $(0.03)     $(0.01)      $(0.04)     $ 0.05
          Discontinued operations               $   -       $ 0.00       $   -       $(0.05)

          Net income                            $(0.03)     $(0.01)      $(0.04)     $ 0.00

          Earnings (loss) available per Common share - assuming dilution:

          Continuing operations                 $(0.02)     $ 0.00       $(0.03)     $ 0.05
          Discontinued operations               $   -       $(0.01)      $   -       $(0.04)

          Net income                            $(0.02)     $(0.01)      $(0.03)     $ 0.01

                               See accompanying notes.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        Six months ended January 31, 1999

                                                  (Unaudited)
                                                                                   Accumulated
                                                                       Retained       Other
                                      Preferred  Common     Paid-in   (Deficit)   Comprehensive  Treasury
                                         Stock    Stock     Capital    Earnings      Income        Stock         Total


     Balance at July 31, 1998          $900,000  $81,982  $9,260,866  $6,850,302   $(955,770)   $      -     $16,137,380

     Net loss                                                           (270,276)                               (270,276)
     Currency translation adjustments                                                  2,604                       2,604
     Comprehensive income (loss)                                                                                (267,672)
     Purchase of treasury stock                                                                   (114,456)     (114,456)
     Cancellation of treasury stock                (406)    (64,050)                                64,456

     Balance at January 31, 1999      $900,000  $81,576   $9,196,816  $6,580,026   $(953,166)     $(50,000)  $15,755,252

                             See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Six months ended January 31, 1999 and 1998
                                     (Unaudited)

                                                             Six months ended
                                                                       January 31,
                                                                  1999          1998
          Increase (decrease) in cash:
          Cash flows from operating activities:
          Net earnings (loss)                                 $ (270,276)   $   44,796
          Adjustments to reconcile net earnings ( loss)
             to net cash provided by operating activities:
          Discontinued operations                                     -       (356,089)
          Depreciation and amortization                           96,727       159,845
          Minority interest                                       (4,576)      (20,260)
              Gain on investments                                     -     (1,341,898)
          Changes in assets and liabilities:
             Accounts receivable                                 282,962       124,477
             Inventories                                        (298,607)       35,470
             Prepaid expenses                                    (24,031)       13,478
             Other assets                                        415,984       851,855
             Accounts payable                                   (105,555)     (171,503)
             Accrued liabilities                                  79,978    (1,007,343)

          Net cash provided by (used in) operating activities    172,606    (1,667,172)

          Cash flows from investing activities:
          Investments                                            (93,444)  (10,037,591)
          Purchase and retirement of treasury stock             (114,456)     (456,605)
          Purchase of property, plant and equipment              (63,937)       (2,855)

          Net cash provided by (used in) investing activities   (271,837)  (10,497,051)

          Cash flows from financing activities:
          Increase (decrease) in notes payable and
          long-term obligations                                 (231,576)     (875,171)
          Due to/from affiliate                                   62,449      (337,958)
          Net cash provided by (used in) financing activities   (169,127)   (1,213,129)

          NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                           (268,358)  (13,377,352)

          Cash and cash equivalents - beginning of period        542,086    14,503,417

          Cash and cash equivalents - end of period            $ 273,728   $ 1,126,065

          Supplemental disclosures of cash flow information:
          Cash paid during the year for Interest               $ 255,480   $   188,454

                             See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   January 31, 1999

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

     The statements were prepared using generally accepted accounting principles. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 1998 have been omitted, even though they are necessary for a fair presentation of the financial position at January 31, 1999 and 1998 and the results of operations and cash flows for the periods then ended.

     NOTE B - INVENTORIES

     Inventories are comprised as follows:
                            January 31, 1999        July 31, 1998

     Raw Materials             $1,197,328            $1,076,237
     Work in process              532,486               443,566
     Finished Goods             1,768,191             1,679,595
                               $3,498,005            $3,199,398

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 1999

                                     (Unaudited)


     NOTE C - PREFERRED STOCK AND EARNINGS PER SHARE

     On December 15, 1995, the Company closed on a Note Purchase Agreement with Allied Products Corporation ("Allied"), thereby obtaining Allied's right, title and interest in and to a certain Promissory Note and all security existing thereunder and obligations of Cooper Manufacturing Corporation ("Cooper") under this Note and the Facility Agreement formerly executed by Cooper and its shareholders in exchange for $100,000 in cash and newly issued 90,000 shares of Series A, $10.00 par value, 7% Convertible
     Preferred stock of the Company. The promissory note was due on December 31, 1995 and demand for payment was made on Cooper and its guarantors. The preferred stock is convertible into common stock of the Company at the ratio of two shares of common stock for each share of preferred stock. Each holder of record of the shares of preferred stock is entitled to one vote per share equal to the voting rights of the common shareholders. The
     Company has agreed to make whole any deficiency upon conversion and subsequent sale after December 31, 1997 of the Company's common stock for less than $900,000. The Company's common stock trades at less than $2.00 per share which if sold at that price would require 450,000 shares to be sold to retire the obligation to Allied. The Preferred shares are redeemable in cash plus accrued dividends at any time as the result of an underwriting as defined therein. Accumulated and unpaid dividends to preferred stock amounted to approximately $197,112 at January 31, 1999.

     Allied has received a judgement, with the court not permitting a trial on its merits, in the amount of approximately $1,100,000 requiring redemption and payment of accumulated dividends on the Company's preferred stock. The Company has the option to appeal the ruling and is considering doing so based on alleged securities violations and bankruptcy fraud. The Company is seeking a third party which might be interested in acquiring the preferred stock from Allied in exchange for the judgement with the intention of holding the preferred shares as an investment. If a third party does not acquire the preferred shares, the Company will retire the preferred (also see "Legal Proceedings").

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

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 1999

                                     (Unaudited)

     NOTE C - PREFERRED STOCK AND EARNINGS PER SHARE(Continued)

     The following table sets forth the computation of basic and diluted earnings per share:

                                                Three months ended       Six months ended
                                                  1999       1998         1999       1998
     Numerator
     Net income (loss)from continuing
      operations                              $(214,559)  $(37,058)   $(270,276)  $400,885

       Preferred stock dividends                (15,879)   (15,879)     (31,759)   (31,759)

     Numerator for basic earnings per share
     Net income (loss) available to
       common stockholders continuing
       operations                              (230,438)   (52,937)    (302,035)   369,126

     Discontinued operations                         -     (40,905)          -    (356,089)


     Net income (loss) available to
       common stockholders                    $(230,438)  $(93,842)   $(302,035) $  13,037

     Effect of dilutive securities
       Preferred stock dividends              $  15,879   $ 15,879    $  31,759  $  31,759

     Numerator for diluted earnings per share
     Net income (loss) available to
       common stockholders after
       assumed conversion continuing
       operations                             $(214,559)  $(37,058)   $(270,276) $ 400,885
     Discontinued operations                         -     (40,905)          -    (356,089)

     Net income (loss) available to
       common stockholders                    $(214,559)  $(77,963)   $(270,276) $  44,796

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 1999

                                     (Unaudited)

     NOTE C - PREFERRED STOCK AND EARNINGS PER SHARE(Continued)

                                               Three months ended      Six months ended
                                                 1999       1998          1999      1998

     Denominator
       Denominator for basic earnings per share
     weighted-average shares                  8,148,624  7,808,224    8,164,241  7,808,224

     Effect of dilutive securities:
     Options                                    290,000    290,000      290,000    290,000
     Preferred stock                            552,000    514,000      552,000    514,000

                                                842,000    804,000      842,000    804,000

     Denominator for dilutive earnings per share
     assumed conversion                       8,990,624  8,612,224    9,006,241  8,612,224

     Options to purchase shares ranging in price from $2.00 to $4.25 for 127,000 shares and shares ranging in price from $2.50 to $4.68 for 333,000 shares were outstanding during 1999, 1998 and 1997, respectively but were not included in the computation of dilutive earnings per share because the options' exercise price was greater that the average market price of the common shares and, therefore, the effect would be antidilutive.

     NOTE D - DISPOSITIONS

     The Company discontinued its defense electronics business segment (SMI) effective October 1, 1997 as result of an intent to sell this business segment to the president of SMI. Effective December 31, 1997, the Company sold its plastics segment (Fridcorp) for cash of approximately $760,000 with a corresponding gain of approximately $210,000. Accordingly, the financial statements have been reclassified to reflect these segments as a discontinued operations. Sales, cost of goods sold, selling, general and administrative expense and other were as follows:
                                            Three months          Six months
                                            1999    1998      1999      1998

     Sales                                $   -   $185,517  $   -   $1,104,411
     Cost of goods sold                       -    187,983      -      946,193
     Selling, general and administrative      -     31,986      -      440,418
     Other                                    -      6,453      -       73,889

     Discontinued operations              $   -   $(40,905) $   -   $ (356,089)

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 1999


                                     (Unaudited)

     NOTE E - INDUSTRY SEGMENT DATA:

     The  Company's business is primarily comprised  of three industry segments:
     i. water (AMT); ii. natural gas measurement and recording devices and odorization (Reynolds); and iii. electrical components and enclosures (Hydel) as set forth below. Operating profits represent total sales less cost of sales and general and administrative expenses.

                           Three Months Ended January 31, 1999

                                                                        General
                                  Water        Gas       Electric      Corporate   Consolidated

     Sales                    $        -    $ 740,290   $1,956,168   $       -      $2,696,458
     Cost of goods sold            10,007     427,562    1,553,695           -       1,991,264
     Selling, gen. & adm.           7,919     263,272      323,265      417,407      1,011,863

     Operating profit(loss)       (17,926)     49,456       79,208     (417,407)      (306,669)

     Interest, net                     -      (18,685)     (24,993)      94,448         58,770
     Other income(expense)             -       25,920           -         7,420         33,340

     Net earnings (loss) from
      continuing operations    $  (17,926)  $  64,691   $   54,215    $(315,539)    $ (214,559)

     Assets:
       Receivables             $      659  $  300,351   $1,040,057    $  78,837     $1,419,904
       Inventory               $  423,835  $1,065,411   $2,008,759    $      -      $3,498,005
       Total assets            $  835,587  $2,083,859   $4,318,541  $13,321,080    $20,559,067

     Depreciation              $    1,722  $   14,333   $   29,505  $     2,578    $    48,138

     Additions PP&E            $       -   $   20,099   $   24,050  $        -     $    44,149

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 1999

                                     (Unaudited)

     NOTE E - INDUSTRY SEGMENT DATA(Continued):

                             Six Months Ended January 31, 1999

                                                                       General
                                 Water         Gas       Electric     Corporate    Consolidated

     Sales                    $      -     $1,494,259   $4,066,199  $        -      $5,560,458
     Cost of goods sold          29,116       757,132    3,236,000           -       4,022,248
     Selling, gen. & adm.        24,709       584,159      646,344      712,711      1,967,923

     Operating profit(loss)     (53,825)      152,968      183,855     (712,711)      (429,713)

     Interest, net                   -        (23,028)     (51,150)     180,841        106,663
     Other income(expense)           -         42,743           -        10,031         52,774

     Net earnings (loss) from
      continuing operations    $(53,825)   $  172,683   $  132,705    $(521,839)    $ (270,276)

     Depreciation                $3,444       $28,666      $58,749       $5,868        $96,727

     Additions PP&E              $   -        $21,046      $42,892       $   -         $63,938

     NOTE F - ACCUMULATED OTHER COMPREHENSIVE INCOME:

     The components of other comprehensive income are as follows:
                                      Currency      Pension
                                    Translations   Liability
                                     Adjustments  Adjustments    Total

     Balance at July 31, 1998         $(531,549)  $(424,221)  $(955,770)

     Currency translation adjustments     2,604          -        2,604

     Balance January 31, 1999         $(528,945)  $(424,221)  $(953,166)

     The earnings associated with the Company's investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal income taxes on these earnings or translation adjustments has been provided.

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

     Results of Operations

     Summary. The Company reported net earnings (loss) from continuing operations and net earnings (loss) of $(270,276) and $(214,559) for the six and three months ended January 31, 1999, respectively. This compared to $400,885 and $44,796 and $(37,058) and $(77,963) for the six and three months ended January 31, 1998, respectively. Operating income increased by $613,421 and $319,029 for the six and three month periods, the result of significantly improved performance in the gas segment in both revenues, improved margins and reduced selling, general and administrative expenses. Expenses were also reduced in the water segment. The electric segment reported slightly reduced revenues and operating profits for both periods. The first quarter of fiscal 1998 was benefited by the favorable treatment under the debtor's confirmed Plan for Cooper Manufacturing Corporation in bankruptcy. Gross margins increased from 22.14% to 27.66%. Selling, general and administrative expenses as a relationship to revenues at the segment level decreased from 28.17% to 22.57% of revenues. Net interest income was reported both for the six and three months ended January 31, 1999 and 1998 due to earnings on short-term investments and decreased borrowing.

     Increases(decreases) for the three and six months period ended January 31, 1999, as compared with the similar period of 1998, for key operating data were as follows:


                                       Three Months Ended     Six Months Ended
                                        January 31, 1999       January 31,1999

                                        Increase  Percent    Increase  Percent
                                       (Decrease)  Change   (Decrease)  Change

     Operating Revenues             $    (6,636)     (.25)    $  80,582   1.45
     Operating Income                   319,029    153.17       613,421 185.65
     Earnings (loss) from continuing
     operations                        (168,880)  (356.47)      655,476 172.21
     Net Earnings Per Share               (.02)   (200.00)        (.04)     -

     The  following  table  represents   the  changes  [increase/(decrease)]  in
     operating revenues, operating income and net earnings before income taxes by the respective industry segments when compared to the previous period:
                                      Three Months Ended       Six Months Ended
                                       January 31, 1999         January 31,1999

                                     Increase                 Increase
                                    (Decrease)   Percent     (Decrease) Percent

     Operating Revenues:

       Water                         $      -          -     $ (52,105)  (64.66)
       Gas                             139,082   2,095.87      285,400   354.17
       Electric                       (145,718) (2,195.87)    (152,713) (189.51)

                                     $  (6,636)    100.00    $  80,582   100.00

     Operating Income (Loss):

       Water                         $ 119,234      37.37    $ 184,536    30.08
       Gas                             230,046      72.11      417,123    68.00
       Electric                        (30,251)     (9.48)      11,762     1.92

                                       319,029     100.00      613,421   100.00

     General Corporate                 (22,945)                 17,963
     Other Income (Expense)           (464,964)             (1,286,860)

     Earnings from continuing
     operations                      $(168,880)             $ (655,476)

     Water revenues for the six months ended January 31, 1998 amounted to $52,105 which were sales of a few demonstrators of this segments "Watermaker" product occurring during the first quarter. No revenues were recorded during fiscal 1999. Expenses were $53,825 and $17,926 for the six and three months ended January 31, 1999, respectively. This compares to expenses of $290,466 and $137,160 for the six and three months ended January 31, 1998, respectively. With the exception of cost associated with the first quarter revenues, expenses mainly consisted of further development costs, including a business plan and marketing expenses. While the Company has been working on this project for sometime, only recently has any meaningful activity taken place. There is no immediate forecast of when meaningful revenues can occur.

     Gas revenues increased by $285,400 and $139,082 for the six and three months ended January 31, 1999. Operating income increased by $417,123 and $230,046 for the six and three months ended January 31, 1999, resulting in operating profit of $152,968 and $49,456, respectively. Selling, general and administrative expenses decreased by $(76,824).

     Electric revenues decreased for the six and three months ended January 31, 1999 by $(152,713) and $(145,718). Operating profits decreased by $(11,762) and $(30,251) for the six and three months ended January 31, 1999, respectively. Second quarter revenues in fiscal 1998 were helped by winter storms affecting eastern Canada, requiring major replacement of damaged transmission lines which did not occur during the same quarter of fiscal 1999. The electric segment now consist of only the Canadian meter socket and pole line hardware product lines selling almost entirely in the Canadian markets.

     With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Operating profits increased by 11.12% and 11.81% for the six and three months ended January 31, 1999, respectively, the effect of improved margins and reduced selling, general and administrative costs, discussed above.

     Liquidity and Capital Resources

     Liquidity. Current assets of the Company totaled $12,347,855 at January 31, 1999, down from current assets of $12,483,093 at July 31, 1998, or a decrease of $(135,238). Current liabilities decreased by $(155,130), resulting in a increase in working capital (current assets less current liabilities) to $9,109,146 at January 31, 1999, from $9,089,254 at July 31, 1998. The Company believes that it has and will generate sufficient cash to meet its working capital requirements and debt obligations.

     Hydel has a working capital line-of-credit with a Canadian bank in the amount of approximately $2,200,000 and additional equipment line of $650,000 in Canadian dollars. The Canadian credit facility is secured by receivables, inventories and equipment of Hydel.

     The Company continues to borrow under its CIT Group Credit/Finance, Inc. revolving and term loan facility. Borrowing under the revolving portion is based on eligible accounts receivable and inventory. The outstanding revolving loan balance was $174,402 and the term loan balance was $65,987 at January 31, 1999.

     Capital Expenditures

        For Fiscal 1999, the Company (and its subsidiaries) does not anticipate any significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries.

     Dividend Policy

     No cash dividends have been declared by the Company's Board of Directors since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize it cash flow to invest in its businesses. Cumulative dividends on the Series A, 7% Convertible Preferred Stock, have not been paid and amounted to $197,112 as of January 31, 1999 (also see "Legal Proceedings").

     The Company intends to complete the spin-off of Pioneer Power, Inc. ("Pioneer") in the form of a dividend of approximately 1,600,000 shares or 80% of its current ownership of Pioneer during the third quarter of fiscal 1999. Pioneer is in the final stages of completing their Form 10-SB filing with the Securities & Exchange Commission and once completed and declared effective, a record date will be set for the holders of record of ELGT common.

     Other Business Matters

     Year 2000. The Company currently believes that it does not have any significant exposure to uncertainties nor material anticipated costs with regard to Year 2000 issues. The Company has significantly reduced its operating subsidiaries over the last two years minimizing certain risks. Current systems and any anticipated upgrades are 2000 compliant.

     Accounting for  Post-Retirement Benefits.   The  Company provides  no post-
     retirement benefits; therefore, FASB No. 106 will have no impact on the Company's financial position or result of operations.

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

                                       PART II

     ITEM 1.  LEGAL PROCEEDINGS

     Ammon & Rizos Co., Inc. Vs. Metal Products, Inc.-Cause No.; 97-06860-C; District Court Dallas County, Texas. The former manufacturers representative of Logic, Ammon & Rizos Co, has filed a suit against the Company, the Company's chairman of the board, Logic, and New Logic Design Metals, Inc. ("New Logic")(the purchaser of the assets) for unpaid fees, assumed by New Logic and a previous adjustment in prior fees plus prospective fees from New Logic's sales. New Logic paid the assumed fees of $748,590 on February 15, 1999. There remains the Plaintiff's claims for additional fees owed on sales made subsequent to the sale of assets to New Logic. The case is scheduled for trial March 23, 1999. Management believes there will be no material effect on the Company.

     Allied Products Corp., a Delaware Corporation Vs. Electric & Gas Technology, Inc., a Texas Corporation; Cause No. 97C5256: United States District of Northern District of Illinois. Allied Products Co has sued the Company under the Preferred Stock issued by the Company in connection with its investment in Cooper Manufacturing Corporation ("Cooper") and the rights pertaining thereto. The suit was filed in the Eastern District of Illinois (Chicago). The Company filed a counter suit alleging security violations (10b5) demanding return of its Preferred Stock. In addition, the Company has been advised by the Cooper's debtor-in-possession that it has filed a suit claiming preference and other violations by Allied. The bankruptcy court confirmed the debtor's Plan of Reorganization on November 21, 1997. The Illinois' court awarded Allied a summary judgement and dismissed the Company's counterclaim on November 3, 1998, however, the issue of damages was not addressed by the court at that time. On January 28, 1999, the court awarded a judgement in favor of Allied and against the Company in the amount of approximately $1,100,000. The Company would receive its 90,000 shares of Class A $10.00 par value preferred stock in satisfaction of the judgement. The Company may appeal this decision. Also, the Company is seeking a third party which might be interested in acquiring the preferred stock from Allied in exchange for the judgement with the intention of holding the preferred shares as an investment. If a third party does not acquire the preferred shares, the Company will retire the preferred. The Debtor's estate continues to pursue its claims against Allied. A successful claims by the estate against Allied would benefit the Company as it is the largest creditor of the estate.


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



     Dated: March 12, 1999