Form 10-Q
period 1999-04-30
ELECTRIC & GAS TECHNOLOGY INC
filed 1999-06-11
CIK 785819

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)
          [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter period ended:  April 30, 1999

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

          Common - $0.01 Par Value - 8,157,624 shares at June 7, 1998.

                  ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                  Index to Form 10-Q
                         For the Quarter Ended April 30, 1999

                                                                      Page

          Part I - Financial Information

               1.  Condensed Consolidated Financial Statements:

                    (a)  Condensed Consolidated Balance Sheets as
                         of April 30, 1999 and July 31, 1998             3

                    (b)  Condensed Consolidated Statements of
                         Operations for the three and nine months
                         ended April 30, 1999 and 1998                 4-5

                    (c)  Condensed Consolidated Statements of
                         Changes in Stockholders' Equity for the
                         nine months ended April 30, 1999                6

                    (c)  Condensed Consolidated Statements of
                         Cash Flows for the nine months ended
                         April 30, 1999 and 1998                         7

                    (d)  Notes to Condensed Consolidated
                         Financial Statements                         8-14

               2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations               15-18

          Part II - Other Information

               Item 1 - Legal Proceedings                               19

               Item 4 - Submission of Matters to a Vote of Security
                        Holders                                         19

               Item 6 - Exhibits and Reports on Form 8-K                20

               Signature (pursuant to General Instruction E)            20

               All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed
               Financial Statements or Notes thereto.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                           April 30, 1999 and July 31, 1998
                                        ASSETS
                                                       April 30, July 31,
                                                         1999      1998
          CURRENT ASSETS                              (Unaudited)
             Cash and cash equivalents              $    141,845  $   542,086
             Certificates of deposit                   4,352,423    4,000,000
             Investments, market                       1,225,623    2,938,964
             Accounts receivable, net                  1,527,325    1,702,866
             Inventories                               3,721,619    3,199,398
             Prepaid expenses                            164,736       99,779
               Total current assets                   11,133,571   12,483,093
          PROPERTY, PLANT AND EQUIPMENT, net           1,948,126    1,902,811

          OTHER ASSETS                                 6,583,230    6,819,624

          TOTAL ASSETS                               $19,664,927  $21,205,528

                         LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
             Notes payable                           $ 1,821,861  $ 1,762,482
             Accounts payable                          1,158,914    1,369,314
             Accrued liabilities                         320,592      145,352
             Current maturities of long-term
               obligations                               159,085      116,691
               Total current liabilities               3,460,452    3,393,839
          LONG-TERM OBLIGATIONS
             Long-term obligations, less current
                maturities                             1,503,213    1,627,650
          MINORITY INTEREST IN SUBSIDIARY                 41,005       46,659

          STOCKHOLDERS' EQUITY
             Preferred stock, $10 par value, 5,000,000
                shares authorized, 90,000 issued and
                outstanding                              900,000      900,000
             Common stock, $.01 par value, 30,000,000
                shares authorized and issued 8,157,624
                in 1999 and 8,198,224 in 1998             81,576       81,982
             Additional paid-in capital                9,196,816    9,260,866
             Retained earnings                         6,637,681    6,850,302
             Pension liability adjustment               (424,221)    (424,221)
             Cumulative translation adjustment          (481,595)    (531,549)
                                                      15,910,257   16,137,380
             Treasury stock, 27,000 shares, at cost      (50,000)         -
             Reserve for preferred stock redemption   (1,200,000)         -
               Total stockholders' equity             14,660,257   16,137,380

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $19,664,927  $21,205,528

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three and Nine Months Ended April 30, 1999 and 1998
                                     (Unaudited)

                                      Three months ended     Nine months ended
                                           April 30,             April 30,
                                        1999       1998       1999       1998

          Sales                     $2,816,160 $2,664,930 $8,376,618 $8,144,806
          Cost of goods sold         2,033,148  1,896,017  6,055,396  6,162,648

             Gross profit              783,012    768,913  2,321,222  1,982,158
          Selling, general and
             administrative expenses   954,263  1,265,636  2,922,186  3,539,978

          Operating profit (loss)     (171,251)   496,723)  (600,964)(1,557,820)

          Other income and (expenses)
             Interest, net              89,416     96,729    196,079    154,602
             Minority interest           1,079      7,837      5,654     28,097
             Investment gain           182,045     (6,146)   182,045  1,335,752
             Other, net                (43,634)     5,602      4,565     47,553

                                       228,906    104,022    388,343  1,566,004

          Earnings (loss) from continuing
             operations                 57,655   (392,701)  (212,621)     8,184

          Earnings (Loss) from discontinued
             operations of:
              Plastics segment             -          -          -      (32,472)
              Defense segment              -          -          -     (323,617)

                                           -          -          -     (356,089)


          NET EARNINGS (LOSS)           57,655   (392,701)  (212,621)  (347,905)

          Dividend on preferred stock   15,362     15,362     47,121     47,121

          Net earnings (loss) applicable
             to common stock          $ 42,293 $ (408,063) $(259,742) $(395,026)

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                 Three and Nine Months Ended April 30, 1999 and 1998
                                     (Unaudited)

                                      Three months ended    Nine months ended
                                           April 30,             April 30,
                                        1999       1998       1999       1998

          Earnings (loss) available per Common share:

             Continuing operations       $0.01     $(0.05)    $(0.03)    $(0.00)
             Discontinued operations        -          -          -       (0.05)

             Net income                  $0.01     $(0.05)    $(0.03)    $(0.05)

          Earnings (loss) available per Common share - assuming dilution:

             Continuing operations       $0.01     $(0.05)    $(0.02)    $ 0.00
             Discontinued operations        -          -          -       (0.04)

             Net income                  $0.01     $(0.05)    $(0.02)    $(0.04)

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            Nine months ended April 30, 1999

                                             (Unaudited)
                                                                               Accumulated                 Reserve
                                                                                 Other                    Redemption
                                  Preferred  Common     Paid-in     Retained  Comprehensive  Treasury     Preferred
                                     Stock    Stock     Capital     Earnings     Income       Stock         Stock          Total


Balance at July 31, 1998           $900,000  $81,982  $9,260,866  $6,850,302   $(955,770)  $      -      $      -      $16,137,380

Net loss                                                            (212,621)                                             (212,621)
Currency translation adjustments                                                  49,954                                    49,954
Comprehensive income (loss)                                                                                               (162,667)
Reserve for redemption                                                                                    (1,200,000)   (1,200,000)
Purchase of treasury stock                                                                   (114,456)                    (114,456)
Cancellation of treasury stock                  (406)    (64,050)                               64,456


Balance at April 30, 1999          $900,000  $81,576  $9,196,816  $6,637,681   $(905,816)   $  (50,000)  $(1,200,000)  $14,660,257

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine months ended April 30, 1999 and 1998(Unaudited)

                                                                       Nine months ended
                                                                           April 30,
                                                                     1999            1998
          Increase (decrease) in cash:
          Cash flows from operating activities:
             Net earnings (loss)                              $   (212,621)   $   (347,905)
             Adjustments to reconcile net earnings ( loss)
                to net cash used by operating activities:
               Discontinued operations                                 -          (356,089)
               Depreciation and amortization                       144,524         233,971
               Minority interest                                    (5,654)        (28,097)
               Gain on investments                                (182,045)     (1,355,752)
               Changes in assets and liabilities:
                  Accounts receivable                              175,541         160,470
                  Inventories                                     (522,221)       (249,730)
                  Prepaid expenses                                 (64,957)          5,047
                  Other assets                                     386,210         988,867
                  Accounts payable                                (292,722)       (522,257)
                  Accrued liabilities                              175,240        (939,733)
          Net cash provided by (used in) operating activities     (398,705)     (2,411,208)

          Cash flows from investing activities:
             Investments                                         1,360,918     (10,528,776)
             Purchase and retirement of treasury stock            (114,456)       (811,173)
             Treasury stock issued                                     -           593,260
             Reserve for redemption of preferred stock          (1,200,000)            -
             Purchase of property, plant and equipment            (184,826)        (41,129)
          Net cash provided by (used in) investing activities     (138,364)    (10,787,818)

          Cash flows from financing activities:
             Increase (decrease) in notes payable and
               long-term obligations                                59,658        (812,973)
             Due to/from affiliate                                  77,170        (238,073)
          Net cash provided by (used in) financing activities      136,828      (1,051,046)
          NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS                                          (400,241)    (14,250,072)

          Cash and cash equivalents - beginning of period          542,086      14,503,417

          Cash and cash equivalents - end of period             $  141,845     $   253,345

          Supplemental disclosures of cash flow information:
             Cash paid during the year for Interest             $  426,105     $   262,249
             Federal income taxes paid                          $      -       $   352,524

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    April 30, 1999

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

        The statements were prepared using generally accepted accounting principles. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 1998 have been omitted, even though they are necessary for a fair presentation of the financial position at April 30, 1999 and 1998 and the results of operations and cash flows for the periods then ended.

     NOTE B - INVENTORIES

        Inventories are comprised as follows:
                                      April 30, 1999            July 31, 1998

          Raw Materials                 $1,269,651               $1,076,237
          Work in process                  531,356                  443,566
          Finished Goods                 1,920,612                1,679,595
                                        $3,721,619               $3,199,398

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                    April 30, 1999

                                     (Unaudited)

     NOTE C - PREFERRED STOCK AND EARNINGS PER SHARE

        On December 15, 1995, the Company closed on a Note Purchase Agreement with Allied Products Corporation ("Allied"), thereby obtaining Allied's right, title and interest in and to a certain Promissory Note and all security existing thereunder and obligations of Cooper Manufacturing Corporation ("Cooper") under this Note and the Facility Agreement formerly executed by Cooper and its shareholders in exchange for $100,000 in cash and newly issued 90,000 shares of Series A, $10.00 par value, 7% Convertible Preferred stock of the Company. The promissory note was due on December 31, 1995 and demand for payment was made on Cooper and its guarantors. The preferred stock is convertible into common stock of the Company at the ratio of two shares of common stock for each share of preferred stock. Each holder of record of the shares of preferred stock is entitled to one vote per share equal to the voting rights of the common shareholders. The Company has agreed to make whole any deficiency upon conversion and subsequent sale after December 31, 1997 of the Company's common stock for less than $900,000. The Company's common stock trades at less than $1.50 per share which if sold at that price would require 600,000 shares to be sold to retire the obligation to Allied. The Preferred shares are redeemable in cash plus accrued dividends at any time as the result of an underwriting as defined therein. Accumulated and unpaid dividends to preferred stock amounted to approximately $212,474 at April 30, 1999.

        The court awarded a judgement on January 28, 1999 in favor of Allied and against the Company in the amount of approximately $1,100,000. The pending lawsuit between Allied and the Company has now been settled and dismissed. The settlement required the repurchase by the Company of the 90,000 shares of preferred stock for $1.1 million which would satisfy a judgement by the Court requiring such a purchase. An affiliate acquired said 90,000 shares and the judgement. The transaction was completed by the affiliate with $1.2 million of collateral supplied by the Company. The affiliate is pursing the sale of the preferred stock, which if unsuccessful the Company will repurchase the preferred stock and retire same.

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

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                    April 30, 1999

                                     (Unaudited)

     NOTE C - PREFERRED STOCK AND EARNINGS PER SHARE(Continued)

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

        The following table sets forth the computation of basic and diluted earnings per share:

                                          Three months ended       Nine months ended
                                            1999       1998          1999        1998
     Numerator
     Net income (loss) from continuing
      operations                          $57,655   $(392,701)   $(212,621)  $  8,184

       Preferred stock dividends          (15,362)    (15,362)     (47,121)   (47,121)

     Numerator for basic earnings per share
     Net income (loss) available to
       common stockholders continuing
       operations                          42,293    (408,063)    (259,742)   (38,937)

     Discontinued operations                  -           -            -     (356,089)


     Net income (loss) available to
       common stockholders                $42,293   $(408,063)   $(259,742) $(395,026)


     Effect of dilutive securities
       Preferred stock dividends          $15,362   $  15,362    $  47,121  $  47,121

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                    April 30, 1999

                                     (Unaudited)

     NOTE C - PREFERRED STOCK AND EARNINGS PER SHARE(Continued)

                                           Three months ended      Nine months ended
                                            1999       1998         1999       1998

     Numerator for diluted earnings per share
     Net income (loss) available to
       common stockholders after
       assumed conversion continuing
       operations                         $57,655   $(392,701)   $(212,621) $   8,184
     Discontinued operations                  -           -            -     (356,089)

     Net income (loss) available to
       common stockholders                $57,655   $(392,701)   $(212,621) $(347,905)

     Demoninator
       Demoninator for basic earnings per share

       Weighted-average shares          8,130,624   7,738,891    8,153,035  7,911,446

     Effect of dilutive securities:
        Options                           200,732     211,466      200,732    211,466
        Preferred stock                   600,000     312,500      600,000    312,500

                                          800,732     523,966      800,732    523,966

     Demoninator for dilutive earnings per share
        assumed conversion             8 ,931,356   8,262,857    8,953,767  8,435,412

        Options to purchase shares ranging in price from $2.00 to $4.25 for 127,000 shares and shares ranging in price from $2.50 to $4.68 for 333,000 shares were outstanding during 1999 and 1998, respectively but were not included in the computation of dilutive earnings per share because the options' exercise price was greater that the average market price of the common shares and, therefore, the effect would be antidilutive.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                    April 30, 1999

                                     (Unaudited)

     NOTE D - DISPOSITIONS

        The Company discontinued its defense electronics business segment (SMI) effective October 1, 1997 as result of an intent to sell this business segment to the president of SMI. Effective December 31, 1997, the Company sold its plastics segment (Fridcorp) for cash of approximately $760,000 with a corresponding gain of approximately $210,000. Accordingly, the financial statements have been reclassified to reflect these segments as a discontinued operations. Sales, cost of goods sold, selling, general and administrative expense and other were as follows:
                                                              Nine months
                                                           1999        1998

        Sales                                            $   -     $1,104,411
        Cost of goods sold                                   -        946,193
        Selling, general and administrative                  -        440,418
        Other                                                -         73,889

        Discontinued operations                          $   -     $ (356,089)

     NOTE E - ACCUMULATED OTHER COMPREHENSIVE INCOME:

        The components of other comprehensive income are as follows:
                                          Currency      Pension
                                        Translations   Liability
                                         Adjustments  Adjustments     Total

     Balance at July 31, 1998             $(531,549)   $(424,221)  $(955,770)

     Currency translation adjustments        49,954          -        49,954

     Balance April 30, 1999               $(481,595)   $(424,221)  $(905,816)

        The earnings associated with the Company's investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal income taxes on these earnings or translation adjustments has been provided.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                    April 30, 1999

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

                             Three Months Ended April 30, 1999

                                                                General
                               Water      Gas       Electric    Corporate   Consolidated

     Sales                  $  2,000  $  813,375   $2,000,785  $     -       $2,816,160
     Cost of goods sold       11,672     402,803    1,618,673        -        2,033,148
     Selling, gen. & adm.      3,020     335,319      322,363    293,561        954,263

     Operating profit(loss)  (12,692)     75,253       59,749   (293,561)      (171,251)

     Interest, net               -       (15,471)     (23,851)   128,738         89,416
     Other income(expense)       -        44,212          -       95,278        139,490

     Net earnings (loss) from
     continuing operations  $(12,692) $  103,994   $   35,898   $(69,545)    $   57,655

     Assets:
       Receivables          $    659  $  417,590   $1,030,239   $ 78,837     $1,527,325
       Inventory            $423,834  $1,141,325   $2,156,460   $    -       $3,721,619
       Total assets         $833,896  $2,339,957   $4,622,831   $11,868,243 $19,664,927

     Depreciation             $1,721     $12,663      $30,836        $2,577     $47,797

     Additions PP&E           $  -       $93,627      $32,275        $  -      $125,902

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                    April 30, 1999

                                     (Unaudited)

     NOTE F - INDUSTRY SEGMENT DATA(Continued):

                              Nine Months Ended April 30, 1999

                                                                 General
                              Water       Gas       Electric    Corporate    Consolidated

     Sales                  $  2,000  $2,307,634   $6,066,984   $      -       $8,376,618
     Cost of goods sold       40,788   1,159,935    4,854,673          -        6,055,396
     Selling, gen. & adm.     27,729     919,478      968,707    1,006,272      2,922,186

     Operating profit(loss)  (66,517)    228,221      243,604   (1,006,272)      (600,964)

     Interest, net               -       (38,499)     (75,001)     309,579        196,079
     Other income(expense)       -        86,955          -        105,309        192,264

     Net earnings (loss) from
      continuing operations $(66,517) $  276,677   $  168,603    $(591,384)    $ (212,621)

     Depreciation             $5,165     $41,329      $89,585       $8,445       $144,524

     Additions PP&E           $  -      $114,673      $75,167       $  -         $189,840

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

     Results of Operations

        Summary. The Company reported net earnings (loss) from continuing operations and net earnings (loss) of $57,655 and $(212,621) for the nine and three months ended April 30, 1999, respectively. This compared to $8,184 and $(347,905) and $(392,701) and $(392,701) for the nine and three months ended April 30, 1998, respectively. Operating income increased by $724,880 and $111,459 for the nine and three month periods, the result of increases in revenue and operating profits in the gas segment and substantially reduced spending in the water segment. The electric segment reported slightly reduced revenues, however, operating profits increased slightly due to reduced costs over the nine month period. The first quarter of fiscal 1998 was benefited by the favorable treatment under the debtor's confirmed Plan for Cooper Manufacturing Corporation in bankruptcy. Gross margins increased from 24.34% to 27.71% for the nine months ended April 30, 1999. Also, selling, general and administrative expenses as a relationship to revenues at the segment level decreased from 28.26% to 22.87% of revenues. Net interest income was reported both for the nine and three months ended April 30, 1999 due to earnings on short-term investments and decreased borrowing.

        Increases(decreases) for the three and nine months period ended April 30, 1999, as compared with the similar period of 1998, for key operating data were as follows:


                                      Three Months Ended       Nine Months Ended
                                       April 30, 1999           April 30,1999

                                     Increase    Percent    Increase    Percent
                                    (Decrease)    Change   (Decrease)    Change

     Operating Revenues              $151,230      5.67     $231,812      2.85
     Operating Income                 111,459  1,027.18      724,880    226.83
     Earnings (loss) from continuing
          operations                  457,114    114.13      198,362    996.14
     Net Earnings Per Share               .06    120.00          .02     40.00

          The following table represents the changes [increase/(decrease)] in operating revenues, operating income and net earnings before income taxes by the respective industry segments when compared to the previous period:

                                      Three Months Ended      Nine Months Ended
                                        April 30, 1999          April 30,1999

                                     Increase               Increase
                                    (Decrease)   Percent   (Decrease)   Percent

     Operating Revenues:

       Water                        $   1,529      1.01   $  (50,576)   (21.82)
       Gas                            178,835    118.25      464,235    200.26
       Electric                       (29,134)   (19.26)    (181,847)   (78.44)

                                    $ 151,230    100.00   $  231,812    100.00

     Operating Income (Loss):

       Water                        $  79,499     71.33   $  264,035     36.43
       Gas                             28,699     25.75      445,822     61.50
       Electric                         3,261      2.92       15,023      2.07

                                      111,459    100.00      724,880    100.00

     General Corporate                214,013                231,976
     Other Income (Expense)           131,642             (1,155,218)

     Earnings from continuing
          operations                 $457,114            $  (198,362)


          Water revenues amounted to only $2,000 for the nine months ended April 30, 1999. Revenues for the nine months ended April 30, 1998 were $52,576 which were essentially sales of a few demonstrators of this segments "Watermaker" product occurring during the first quarter of fiscal 1998. Expenses were $68,517 and $14,692 for the nine and three months ended April 30, 1999, respectively. Expenses were $383,128 and $92,662 for the nine and three months ended April 30, 1998, respectively. With the exception of cost associated with the first quarter revenues during fiscal 1998, expenses mainly consisted of further development costs, including a business plan and marketing expenses. There is no immediate forecast of when meaningful revenues will occur.

          Gas revenues increased by $464,235 and $178,835 for the nine and three months ended April 30, 1999. Operating income increased by $445,822 and $28,699 for the nine and three months ended April 30, 1999, resulting in operating profits of $228,221 and $75,253, respectively. Selling, general and administrative expenses returned to 39.85% of revenues when compared to 53.53% for the prior nine month period. Staffing levels remained high due to a development contract for a new BTU meter.

          Electric revenues  decreased slightly  for the  nine and  three months ended April 30, 1999 by $(181,847) and $(29,134). Operating profits increased by $15,023 and $3,261 for the nine and three months ended April 30, 1999, respectively, due to the reduced carrying cost of the Paris, Texas facility and improved performance in the Canadian operation. Second quarter fiscal 1998 revenues were helped by winter storms affecting eastern Canada, requiring major replacement of damaged transmission lines. Third quarter fiscal 1998 costs were higher due to some manufacturing equipment breakdowns. The electric segment consists of only the Canadian meter socket and pole line hardware product lines selling almost entirely in the Canadian markets. The vacant Texas facility is under a contract of sale and is expected to close shortly.

          With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Operating profits increased by 8.76% and 3.94% for the nine and three months ended April 30, 1999, respectively, the effect of improved margins and reduced selling, general and administrative costs, discussed above.

     Liquidity and Capital Resources

          Liquidity. Current assets of the Company totaled $11,133,571 at April 30, 1999, down from current assets of $12,483,093 at July 31, 1998, or a decrease of $(1,349,522). Current liabilities increased by $(66,613), resulting in a decrease in working capital (current assets less current liabilities) to $7,673,119 at April 30, 1999, from $9,089,254 at July 31,
     1998. The Company provided a $1,200,000 reserve for possible redemption of its preferred stock accounting for most of the change in working capital. The Company believes that it has and will generate sufficient cash to meet its working capital requirements and debt obligations.

          Hydel has a working capital line-of-credit with a Canadian bank in the
     amount  of  approximately $1,500,000.    The  Canadian credit  facility  is
     secured by receivables, inventories and equipment of Hydel.

          The Company continues to borrow under its CIT Group Credit/Finance, Inc. revolving and term loan facility. Borrowing under the revolving portion is based on eligible accounts receivable and inventory. The outstanding revolving loan balance was $271,070 and the term loan balance was $61,697 at April 30, 1999.

     Capital Expenditures

        For Fiscal 1999, the Company (and its subsidiaries) does not anticipate any significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries.

     Dividend Policy

          No cash dividends have been declared by the Company's Board of Directors since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize it cash flow to invest in its businesses. Cumulative dividends on the Series A, 7% Convertible Preferred Stock, have not been paid and amounted to $212,474 as of April 30, 1999.

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

                                       PART II

     ITEM 1.  LEGAL PROCEEDINGS

          Ammon & Rizos Co., Inc. Vs. Metal Products, Inc.-Cause No.; 97-06860-C; District Court Dallas County, Texas. The former manufacturers representative of Logic, Ammon & Rizos Co, has filed a suit against the Company, the Company's chairman of the board, Logic, and New Logic Design Metals, Inc. ("New Logic")(the purchaser of the assets) for unpaid fees, assumed by New Logic and a previous adjustment in prior fees plus prospective fees from New Logic's sales. New Logic paid the assumed fees of $748,590 on February 15, 1999. There remains the Plaintiff's claims for additional fees owed on sales made subsequent to the sale of assets to New Logic. The case is scheduled for trial in August 1999. Management believes there will be no material effect on the Company.

          Allied Products Corp., a Delaware Corporation Vs. Electric & Gas Technology, Inc., a Texas Corporation; Cause No. 97C5256: United States District of Northern District of Illinois. Allied Products Co had sued the Company under the Preferred Stock issued by the Company in connection with its investment in Cooper Manufacturing Corporation ("Cooper") and the rights pertaining thereto. The suit was filed in the Eastern District of Illinois (Chicago). The Company filed a counter suit alleging security violations (10b5) demanding return of its Preferred Stock. In addition, the Company has been advised by the Cooper's debtor-in-possession that it has filed a suit claiming preference and other violations by Allied. The bankruptcy court confirmed the debtor's Plan of Reorganization on November 21, 1997. The Illinois' court awarded Allied a summary judgement and dismissed the Company's counterclaim on November 3, 1998, however, the issue of damages was not addressed by the court at that time. On January 28, 1999, the court awarded a judgement in favor of Allied and against the Company in the amount of approximately $1,100,000. The pending lawsuit between Allied and the Company has now been settled and dismissed. The settlement required the repurchase by the Company of the 90,000 shares of preferred stock for $1.1 million which would satisfy a judgement by the Court requiring such a purchase. An affiliate acquired said 90,000 shares and the judgement. The transaction was completed by the affiliate with $1.2 million of collateral supplied by the Company. The affiliate is pursing the sale of the preferred stock, which if unsuccessful the Company will repurchase the preferred stock and retire same.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its annual stockholders meeting on April 9, 1999. The following individuals were elected as directors until the Company's next annual meeting:

          S. Mort Zimmerman             Daniel A. Zimmerman
          Edmund W. Bailey              Fred M. Updegraff
          James J. Ling                 Dick T. Bobbitt

          Jackson & Rhodes P.C. appointment as auditors was ratified with 7,910,279 affirmative votes and 228,027 against.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)       NONE

          (b)       Reports on Form 8-K.

                    Item  5,  Other Events,  May  5,  1999 -  The
                    lawsuit between Allied Products Corp. and the Company was settled and dismissed.




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


     Dated: June 11, 1999