Form 10-K
period 1999-07-31
ELECTRIC & GAS TECHNOLOGY INC
filed 1999-10-29
CIK 785819

UNITED STATES
                           SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K
          (Mark One)
          ( X )    ANNUAL REPORT  PURSUANT TO SECTION 13  OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
                          For the fiscal year ended July 31, 1999

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

          At October 18, 1999, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $3,050,421. At such date there were 8,343,417 shares of the registrant's Common stock outstanding.

          PART I

          Item 1.  Business

          General

          Electric & Gas Technology, Inc.("the Company"or "ELGT") was organized under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. In April, 1985, the Company (i) acquired from Commercial Technology, Inc. ("COMTEC"), an affiliated company, all of the stock of Reynolds Equipment Company ("Reynolds") for stock of the Company and (ii) acquired from a subsidiary of COMTEC all of the stock of Retech, Inc. ("Retech") [formerly Test Switch Technology, Inc.("Test Switch"), formerly Superior Technology, Inc. ("Superior")] for stock of the Company. In 1988, the Company acquired 85% (and subsequently 100%) of the stock of Data Automation Company, Inc. ("DAC") from Video Science Technology, Inc., formerly an affiliate of COMTEC and of the Company; DAC owned 100% of Domac Plastics, Inc. ("Domac") and Logic Design Metals, Inc. ("Logic"). Domac and Logic were subsequently sold. During 1992 Logic merged into DAC, its parent, and DAC changed its name to Logic Design Metals, Inc. and is referred to herein as "Logic". Fridcorp Plastics, Inc. ("Fridcorp") was acquired by the Company in January, 1992, in exchange for 162,000 shares of Company Common Stock. Fridcorp was subsequently sold December 1997. Hydel Enterprises, Inc. ("Hydel") [formerly Stelpro Limited ("Stelpro")] was acquired by the Company in April, 1992, in exchange for 166,474 shares of Company Common Stock and $1,100,000 (Cdn. funds)(April 30, 1992, exchange rate: .8370). On August 1, 1992, Hydel acquired all of the outstanding capital stock of Hydel Engineering Limited ("Hydel Engineering") for cash and notes payable of approximately $719,000 ($850,000 Cdn.). Hydel Engineering was merged into Hydel effective August 1, 1995. The number of shares of Company Common Stock issued in the acquisitions of Fridcorp and Hydel was, in each case, determined through arms-length negotiations. Superior Magnetics, Inc. ("SMI") was formed by the Company to acquire the operating assets of the business operations of Denison Magnetics of Texas Instruments Incorporated on November 30, 1992 for cash and deferred payments of approximately $2,900,000. The Company incorporated Atmospheric and Magnetics Technology, Inc. ("AMT") on June 10, 1996 under the laws of the State of Texas. AMT which remain dormant during most of Fiscal 1997 was formed to undertake the Company's venture into the water industry.

          The Company presently is the owner of 100% of Reynolds and Hydel and owns 91.5% of AMT and, through such subsidiaries, operates in three distinct business segments: (1) production of atmospheric water, filtration and enhanced water products (AMT); (2) the manufacture and sale of natural gas measurement, metering and odorization equipment (Reynolds); and (3) the manufacture and sale of electric meter enclosures and pole-line hardware for the electric utility industry and the general public (Hydel). Effective October 1, 1997, the Company made a decision to sell its defense electronics business segment and such operations has been treated as discontinued operation. Effective July 31, 1997, the Company sold and discontinued the operations of its metal fabrication segment which previously was engaged in the manufacture and sale of precision metal enclosures for telecommunication and computer equipment (Logic). The Company sold its Canadian heating division and its U.S. meter socket and Test Switch divisions during fiscal 1996 and 1995. These operations were part of the electric segment. The Company's Headquarters is located at 13636 Neutron Road, Dallas, Texas 75244. Its telephone number is (972) 934-8797 and its facsimile number is (972) 991-3265.

          Financial Information by Segment

               The  following  table  depicts  revenues,  operating  income
          (loss) from continuing operations and identifiable assets of the Company by segment, for the fiscal years ended July 31,:


          Revenue

                                    Year Ended     Year Ended     Year Ended
                                  July 31, 1999  July 31, 1998   July 31,1997

          Water                   $      2,000   $     52,576  $      75,234
          Gas                        2,917,327      2,739,035      3,135,249
          Electric                   8,397,007      8,151,963      7,744,912

          Operating Income (Loss):

          Water                  $   (631,977)   $   (427,596) $    (212,742)
          Gas                        (228,308)        115,435         40,784
          Electric                    236,133         292,535        161,043

          Identifiable Assets:

          Water                  $    283,480    $    832,428  $     954,690
          Gas                       1,884,695       2,012,325      1,882,753
          Electric                  4,302,129       4,541,187      4,828,751
          Corporate                 7,001,986      13,819,588     15,352,939

          Geographic information

          Financial data by geographic area for the fiscal year ended July 31, 1999 are as follows:

                                                     Operating
                                                       (loss)   Identifiable
                                          Sales       Income       Assets

          United States               $ 2,919,327   $(991,675)   $2,685,103
          Canada                        8,397,007     367,523     3,785,201
          Total                       $11,316,334   $(624,152)$   6,470,304

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

          Competition. AMT's atmospheric technology competes with similar products and the indirect filtration and bottled water alternative potable drinking water sources are well developed worldwide. The atmospheric water niche is yet to be clearly defined at this time, but "point of use" applications are plentiful.

          Marketing

          Emphasis on marketing will concentrate its efforts on the "Watermaker" products upon completion of further testing and design modifications.

          Employees

          As of July 31, 1999 this segment had no employees and has been conducting its preliminary work through the use of consultants. Administrative services have been provided by the Company.

          Gas (Reynolds)

          History

          Reynolds Equipment Company ("Reynolds") was incorporated March 31, 1967 under laws of the State of Texas. In 1982, all of the stock of Reynolds was acquired by COMTEC, an affiliate of the Company. Subsequently, the stock of Reynolds was sold to Retech in exchange for common stock of the Company and later transferred direct ownership to the Company. Reynolds maintains its principal offices at 410 Kirby Street, Garland, Texas 75042. Products

          Reynolds manufactures equipment used in the natural gas industry. Its principal products known as "RECOR" are electronic pressure, temperature and volumetric instrumentation and accessories peripheral to gas measurement. Reynolds continues to produce its traditional line of mechanical instrumentation including pressure, temperature and volumetric recording and indicating devices. In addition, Reynolds provides engineering and equipment used to accomplish the odorization of natural gas. Reynolds is currently under a contract with Niagara Mohawk Power to develop an affordable accurate BTU gas measuring device. The proto-type meter is being field tested.

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

          Employees

          Reynolds employs approximately 29 persons, including 1 company officers and 5 administrative clerical personnel. None of the employees is represented by a labor union or other labor association, and relations with its employees are considered excellent. Reynolds has never experienced nor anticipates a strike or other work stoppage.

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

          Retech. Retech (formerly Test Switch, formerly Superior) was incorporated in Texas in May, 1984. It purchased the assets of Superior Switchboard & Devices, Inc., an Ohio corporation ("SSDI"), in 1984. SSDI was an old-line manufacturer of electrical testing equipment, organized in 1920 by a group of electrical utility employees. In about 1929, electric utility companies began using meters on the outside of residences to measure electricity consumption, creating a need for metal enclosures to protect the meters. SSDI undertook the manufacture of such enclosures, and (in 1943) was acquired by a national company and operated as a division. In 1980, this division was sold to the officers and employees of the division in a leveraged buy-out. The business was not successfully operated under its then current management, and the organizers of Retech arranged for the purchase of the assets of SSDI by Retech in 1984. Effective April 30, 1995, Superior changed its name to Test Switch upon the sale of its meter socket division which was located in the Paris, Texas plant and effective, October 31, 1995 Test Switch changed it name to Retech upon the sale of its remaining operating division in Canton, Ohio. Retech a non-operating and dormant entity maintains its office at 13636 Neutron Road, Dallas, Texas 75244-4410.

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

          Retech.    Retech  operated  two industrial  facilities,  one  in
          Canton, Ohio, the other in Paris, Texas during most of fiscal 1995 and only its Canton facility during the first quarter of fiscal 1996. The Paris, Texas, facility which was not sold when the business was sold during fiscal 1995 is currently under a contract of sale and is expected to close during fiscal 2000.

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

          Competition-Hydel. Hydel faces competition for sales of its electric utility supply products primarily from two electric utility supply manufacturers, Thomas & Betes and Commander. Pole line hardware's main competitors are Slater/Tridem, Joslyn and A.B. Chance.

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

          Employees

          Hydel. Hydel currently employs 55 persons, including 15 in administrative and sales positions. None of the employees is represented by a labor union or other labor organization. Hydel enjoys good relations with its employees and has never experienced a strike or work stoppage. The jobs encompassed in Hydel's manufacturing operations do not require highly skilled workers, except in a few positions.

          Discontinued   operations-Defense  electronics   (SMI),  Plastics
          (Fridcorp) and Metal fabrication (LOGIC)

          Superior Magnetics, Inc. ("SMI") was formed by the Company to acquire the operating assets of the business operations of Denison Magnetics of Texas Instruments Incorporated on November 30, 1992 for cash and deferred payments of approximately $2,900,000. SMI manufactured and sold defense electronic components. Effective October 1, 1997, the Company made a determination to sell the business, accordingly the defense electronics segment has been treated as a discontinued operation.

          Fridcorp Plastics, Inc. ("Fridcorp") was acquired by the Company in January, 1992, in exchange for 162,000 shares of Company Common Stock. Frdicorp manufactured vacuum-form and injection-molded products. Effective December 31, 1997, the Company sold Fridcorp and accordingly, the former plastics segment has been treated as a discontinued operation.

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

          Retech's Paris, Texas facility was vacated as result of the sale of the meter socket division in April 1995. This facility, consists of a vacant industrial building containing approximately 80,000 square feet of space, including approximately 3,000 square feet of office space. The Company currently has a pending sale for the land and building.

          Item 3.   Legal Proceedings.

          Ammon & Rizos Co., Inc. Vs. Metal Products, Inc.-Cause No.; 97-06860-C; District Court Dallas County, Texas. The former manufacturers representative of Logic, Ammon & Rizos Co, has filed a suit against the Company, the Company's chairman of the board, Logic, and New Logic Design Metals, Inc. ("New Logic")(the purchaser of the assets) for unpaid fees, assumed by New Logic and a previous adjustment in prior fees plus prospective fee from New Logic's sales. The case is scheduled for trial on November 16, 1999. Management believes there will be no material effect on the Company.

          Item 4.   Submission of Matters to a Vote of Security Holders.

          (a)  Annual meeting of stockholders, April 9, 1999.

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

          (b)  Stock Prices and Dividend Information

          The  following  table sets  forth the  range  of "Bid"  and "Ask"
          prices, by quarters, since July 31, 1996, as compiled by NASDAQ and representing prices between dealers which does not include retail markups or commissions, thus, such prices may not represent actual transactions.

          Fiscal year ended July 31, 1999:
                                             High              Low

          First Quarter                     1-1/32            11/16
          Second Quarter                     1-3/4            1-1/8
          Third Quarter                      1-3/4            13/16
          Fourth Quarter                    2-1/16           1-5/32

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

          As of July 31, 1999 there were 468 holders of record of the Common Stock of the Company, exclusive of beneficial ownership through brokerage firm nominee name.

          Item 6.  Selected Financial Data.

          STATEMENT OF OPERATIONS DATA:

          (In dollars, except shares outstanding)

              Fiscal Years Ended July 31,

                                    1999         1998         1997         1996         1995

          Revenues              $11,316,334  $10,943,574  $10,955,395  $10,510,452  $19,310,885

          Gross Profit            1,935,750    2,887,106    3,174,790    2,630,595    5,086,751

          Selling, G&A Expense    3,826,446    4,824,406    4,846,232    3,851,194    5,418,729

          Other Income(Expense)  (2,968,994)   2,461,356   (1,936,111)  (2,757,472)     918,994
          Earnings (Loss) from
           Continuing Operations (4,803,436)     363,701   (3,394,181)  (3,978,071)     641,912

          Net Earnings(loss)     (6,353,436)     429,185    9,362,399   (5,032,551)     850,577
          Net Earnings (loss)
            per Share                 (0.79)        0.05         1.15       ( 0.66)        0.11
          Weighted Average
            Number of Shares
            Outstanding           8,148,432    7,909,957    8,085,624    7,635,624    7,615,474

          For additional information with respect to reclassification for discontinued operations and acquisitions and dispositions see note 2 to the consolidated financial statements.


          BALANCE SHEET DATA:
                           As of July 31,

                                    1999         1998         1997         1996         1995

          Total Assets          $13,472,290  $21,205,528  $23,019,133  $12,911,463  $17,551,669

          Long-Term Obligations   1,210,254    1,627,650    2,356,140    1,871,151    1,894,214

          Shareholders' Equity    8,771,594   16,137,380   16,041,119    6,720,930   10,427,861

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

          Results of Operations

          The discussion below relates to the Company's operations during the fiscal years ended July 31, 1999, 1998 and 1997.

          Summary. The Company reported net earnings (loss) from continuing operations of $(4,803,436), $363,701 and $(3,394,181)
          and net earnings (loss)  of $(6,353,436), $429,185 and $9,362,399 for fiscal years 1999, 1998 and 1997, respectively. The substantial increase in net loss during fiscal 1999 was primarily the result of fully reserving the Company's investment in Afritel, writing off the remaining receivable from Refinery Consolidated Technology, Inc. and inventory and patents write offs in the water segment. The Company's discontinued defense segment was adjusted downward by $1,550,000 reflecting the net realizable value upon an anticipated sale. The 1997 substantial increase in net income was attributable to improved earnings in the discontinued metal fabrication segment of $1,627,730 and the gain of $12,646,939 on the sale of this segment. Losses from continuing operations were from the electric segment. Corporate expenses decreased due to a decline in legal fees associated with the Cooper Manufacturing bankruptcy and bonuses paid in fiscal 1998. The Company's investments in Refinery Consolidated Technology, Inc. and Cooper Manufacturing Corporation were also reserved at July 31, 1997.

                                            For the Years Ended July 31,

                                             1999                   1998

                                      Increase    Percent    Increase   Percent
                                     (Decrease)    Change   (Decrease)   Change

          Operating Revenues         $ 372,760       3.41    $(11,821)    (.11)
          Operating Income            (604,526) (3,080.23)     (8,711)  (79.81)
          Earnings (Loss) from
             continuing operations
             before income taxes    (5,383,746) (1,027.32)  4,131,609   114.53
          Net Earnings Per Share         (0.84) (1,680.65)      (1.10)  (95.65)

          The following table represents the changes [increase/(decrease)] in operating revenues, operating income and earnings from continuing operations before income taxes by the respective industry segments when compared to the previous period:

                                          For the Years Ended July 31,

                                           1999                   1998
                                    Increase                Increase
                                   (Decrease)   Percent    (Decrease)  Percent

          Operating Revenues:

            Water                  $ (50,576)    (13.57) $  (22,658)  ( 191.68)
            Gas                      178,292      47.83    (396,214) (3,351.78)
            Electric                 245,044      65.74     407,051   3,443.46
                                   $ 372,760     100.00  $  (11,821)    100.00
          Operating Income (Loss):

            Water                 $ (204,381)     33.81  $ (214,854) (2,466.46)
            Gas                     (343,743)     56.86      74,651     856.97
            Electric                 (56,402)      9.33     131,492   1,509.49

                                    (604,526)    100.00      (8,711)    100.00

          General Corporate          651,130               (257,147)
          Other Income (Expense)  (5,430,350)             4,397,467

          Earnings from Continuing
            Operations Before Income
            Taxes                $(5,383,746)            $4,131,609

          Water revenues amounted to $2,000, $52,576 and $75,234 in 1999, 1998 and 1997, respectively which were essentially sales of a few demonstrators of this segment's "Watermaker" product. Expenses were $633,977, $480,172 and $287,976 in 1999, 1998 and 1997, respectively, included development of a business plan, testing and development of a new watermaker model and marketing expenses. During fiscal 1999 inventory of the original model watermaker and related parts were fully reserved and expired patents were written off. During fiscal 1998 considerable efforts were expended in investigating possible acquisition targets in water related businesses. The Company did not find a qualified acquisition nor joint venture partner candidate, but continues to seek interested parties in further development and marketing of the products.

          Gas revenues increased (decreased) by $178,292, $(396,214) and $199,923 or 6.51%, (12.64%) and 6.81% in fiscal 1999, 1998 and 1997, respectively. During fiscal 1997, this segment developed the next generation of their "Recor" product line. Operating income (loss) was $(228,308), $115,435 and $40,784 for fiscal 1999, 1998 and
          1997, respectively. The 1999 loss resulted from inventory adjustments, product development expenses and higher staffing levels related to the Mohawk Niagara BTU meter development.

          Electric revenues increased slightly by $245,044, $407,051 and $169,786 during 1999, 1998 and 1997, respectively. The 1997 increase of $169,786 was the result of an increase in Canadian revenues of $742,327 offset by the U.S. sales decline of $572,541 which was the loss of the first quarter sales of the sold Test Switch business. Operating income increased (decreased) by $(56,402), $131,492 and $163,559 for fiscal 1999, 1998 and 1997, respectively. The decrease in the 1999 operating profits were the result of additional charge to adjust the carrying value of the idle Paris, Texas facility which continues to have a sale pending and some inventory obsolescents in Canada.

          Gross profit margins were 18.26%, 20.58% and 24.34% for fiscal 1999, 1998 and 1997, with selling, general and administrative expenses as a percentage of sales for the same period of 15.45%, 16.99% and 22.26%, respectively. The decline in 1999 margins result from the aforementioned adjustments.

          Expense relationships to the various changes in revenues effecting cost of sales and selling, general and administrative expenses are as follows. Cost of sales as a percentage of revenues amounted to 82.89%, 73.62% and 71.02% for the years ended July 31, 1999, 1998 and 1997, respectively. Selling, general and administrative expenses as a percentage of revenues were 22.62%, 26.56% and 29.08% for the years ended July 31, 1999, 1998 and 1997, respectively. The lower selling, general and administrative expenses were primarily the result of a reduction in the water segment's marketing expenses.

          Liquidity and Capital Resources

          Liquidity. Cash flow used by operating activities amounted to $(755,771), $(2,957,927) and $(1,398,042) for fiscal years 1999,
          1998 and 1997, respectively. Operating cash flow has been supplemented by cash made available from the proceeds on the sale of the various segments and operating divisions.

          Current assets of the Company totaled $8,046,651 at July 31, 1999, down from current assets of $12,483,093 at July 31, 1998. Current liabilities increased from fiscal 1998 to fiscal 1999 by $96,603, resulting in a decrease in working capital (current assets less current liabilities) to $4,556,209 at July 31, 1999, from $9,089,254, a decrease of (49.87%). This decrease was the result of investments in long-term assets. The Company believes it has sufficient cash to meet its working capital requirements and debt obligations.

          Capital Resources. Hydel has a working capital line-of-credit with a Canadian bank in the amount of $1,450,000. The Canadian credit facility issecured by receivables andinventories of Hydel.

          In November 1993 the Company began a five-year financing arrangement with the CIT Group Credit/Finance, Inc. (CIT). Their original total commitment to the Company amounted to $7,000,000 of term and revolving credit at 2.75% above prime. The agreement was modified and extended to $3,500,000 and November 2001, respectively. The maximum amount to be borrowed is determined based upon eligible collateral, including equipment, receivables and inventory and has been reduced due to the operations sold. Borrowing under this financing amounted to $57,406 in term debt and $264,023 in revolving debt at July 31, 1999.

          The Company sold one segment in fiscal 1998 and 1997 receiving approximately $760,000 and $20,828,385, respectively in cash. Proceeds were used to pay current obligations, reduce debt and provide additional working capital.

          Capital Expenditures

          The Company purchased equipment consisting of normal asset acquisitions and replacement of $169,155, $79,157 and $106,124 during fiscal 1999, 1998 and 1997, respectively. The Company does not anticipate any other significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries. The Company may, from time to time, purchase such machinery and equipment provided such assets serve as additional collateral for outstanding loans to the Company (and its subsidiaries).

          Dividend Policy

                No cash dividends have been declared on common stock by the Company's Board of Directors since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize its cash flow to service debt, for working capital and capital additions, and to finance expansion of its operations. Cumulative dividends on the Series A, 7% Convertible Preferred Stock, have not been paid and amounted to $228,353 as of July 31, 1999. Further, additional dividends of $10,528 were due on September 30, 1999

          Other Business Matters

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

          Item 8.   Financial Statements and Supplementary Data.

               Information required by this item appears in the Consolidated Financial Statements and Auditors' Report of Electric & Gas Technology, Inc. and Subsidiaries for July 31, 1999, 1998, and 1997 as listed under Item 14.

          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               There have been no disagreements on accounting and financial disclosure.

                                       PART III

          Item 10.  Directors and Executive Officers of Registrant

          (a) During fiscal year ended July 31, 1999, the following persons served as directors of Registrant:

                                                                      Shares
                                                                  Beneficially
                                                         Director Owned (%) of
          Name and Age                   Position         Since    Outstanding


          S. Mort Zimmerman (72)    Chairman of the Board, 1985  915,973 10.88%
                                    President and Director

          Daniel A. Zimmerman (38)  Sr. Vice President     1989  390,714  4.64%
                                    and Director

          Edmund W. Bailey (57)     Vice President, Chief  1994   72,805  0.86%
                                    Financial Officer and
                                    Director

          Fred M. Updegraff (65)    Vice President,        1987   92,907  1.10%
                                    Treasurer and Director

          Dick T. Bobbitt (74)      Director               1997      -      -


          James J. Ling (76)        Director               1997      -      -

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

          Item 11.  Executive Compensation

          Summary Compensation Table

                                                                                          Long Term Compensation
                                            Annual Compensation                      Awards                   Payouts
                                                                  Other      Restricted Number of Shares     Long Term
                                                                 Annual        Stock      Covered By     Incentive Plan    All Other
 Name and Principal Position    Year      Salary      Bonus   Compensation    Awards     Option Grant        Payout     Compensation

 S. Mort Zimmerman              1999    $238,400(a)  $   -      $    -           -          4,207               -              -
 Daniel A Zimmerman             1999    $112,346     $   -      $    -           -         25,000               -         $ 7,547(d)
 Edmund W.Bailey                1999    $120,000     $   -      $    -           -         30,000               -         $ 1,200(c)

 S. Mort Zimmerman              1998    $241,600(a)  $30,000(b) $    -           -        212,000               -             -
 Daniel A Zimmerman             1998    $101,500     $20,000(b) $    -           -         31,667               -         $11,495(d)
 Edmund W. Bailey               1998    $ 97,975     $20,000(b) $    -           -         36,666               -         $ 2,160(c)

 S. Mort Zimmerman              1997    $239,760(a) $333,400(b) $    -           -        212,000               -             -
 Daniel A. Zimmerman            1997    $ 97,596    $ 59,802(b) $    -           -         31,667               -         $19,629(d)
 Edmund W. Bailey               1997    $108,000    $ 59,802(b) $   -            -         36,666               -         $ 2,160(c)

   S. Mort Zimmerman-President and Chairman of the Board.
   Daniel A. Zimmerman-Senior Vice President.
   Edmund W. Bailey-Vice President and Chief Financial Officer.

   (a) A portion of the payments were made to an affiliate of S. Mort Zimmerman and includes accrued and unpaid compensation of $75,000 for fiscal year 1998 and 1997, respectively.
   (b) Includes cash and bonus shares of Common Stock valued at $1.00 and $1.69 per share in 1998 and 1997, respectively.
   (c) Company match of 401 (K) employee contributions.
   (d) Company match of 401 (K) employee contributions and expense allowances.


          1999 Stock Option Grants

          NONE

          Aggregate Option Exercises and Year-end Option Values

          Set forth below are the number of shares covered by exercisable and unexercisable options held on July 31, 1999 and the aggregate gains that would have been realized had these options been exercised on July 31, 1999, even though these options were not exercised, and the unexercisable options could not have been exercised, on July 31, 1999.

                                         Number of Shares            Value of Unexercised
                                      Covered by Unexercised             In-The-Money
                                        Options on 7/31/99           Options as of 7/31/99

          Name                      Exercisable  Unexercisable   Exercisable(A)  Unexercisable

          S. Mort Zimmerman             4,207          -0-          $ 2,945            -0-
          Daniel A. Zimmerman          25,000          -0-          $18,750            -0-
          Edmund W. Bailey             30,000          -0-          $22,500            -0-

          (a) Market value of shares covered by in-the-money options on July 31, 1999 less option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

          Item  12.   Security Ownership of  Certain Beneficial  Owners and
          Management

                 (a) The following tables sets forth the number of shares of Common Stock of holders of the Company known to the Company to be the beneficial owner of more than five (5%) per cent of its Common Stock at July 31, 1999.

          Name and Address          Amount and Nature of      Percent of
                                      Beneficial Owner          Class

          S. Mort Zimmerman              915,973 (1)            10.88%
          13636 Neutron Road
          Dallas, Texas  75244-4410

          (b) The following table sets forth the number of shares of Common Stock of Registrant owned by all directors and officers as a group as of July 31, 1999:

          Name of                   Amount and Nature of      Percent of
          Beneficial Owner          Beneficial Ownership        Class

          S. Mort Zimmerman            915,973 (1)              10.88%
          Chairman of the
          Board and President

          Daniel A. Zimmerman(4)       390,714 (2)               4.64%
          Sr. Vice President
          and Director

          Name of                   Amount and Nature of      Percent of
          Beneficial Owner          Beneficial Ownership        Class


          Edmund W. Bailey              72,805 (3)                .86%
          Vice President &
          Chief Financial Officer

          Fred M. Updegraff             92,907                   1.10%
          Vice President
          Treasurer & Director

          All Officers &
          Directors, as a
          Group                      1,525,727                  18.12%

          (1)Includes (i) 4,207 shares subject to options owned by Mr. S. Mort Zimmerman; (ii) 82,888 shares of the 828,878 shares owned beneficially and of record by Trans-Exchange Corporation, in which Mr. S. Mort Zimmerman has a 10% beneficial interest; and
          (iii) 31,429 shares owned by Glauber Management Company, a firm 42% owned by Mr. S. Mort Zimmerman and in which he effectively controls the voting of the company's stock owned by such firm. Mr. S. Mort Zimmerman disclaims any beneficial interest in the shares owned by his wife's estate and their adult children.

          (2)Includes  25,000  shares  subject  to  options  owned  by  Mr.
          Zimmerman.

          (3)Includes 30,000 shares subject to options owned by Mr. Bailey.

          (4)S. Mort Zimmerman and Daniel A. Zimmerman are father and son.

          Item 13.   Certain Relationships and Related Transactions

          THE FOLLOWING IS A SUMMARY OF ADVANCES FROM/TO AFFILIATED COMPANIES AT JULY 31, 1999.

                                                        1999        1998

          Refineries Consolidated Technology, Inc.   $    -       $269,400
          Cooper Manufacturing Corporation                -        632,314
          Others                                       58,003       16,063

                                                      $58,003     $917,777

          The Company has advanced through the pledging of its certificates of deposit with a bank, corresponding to direct bank loans and direct advances to Refineries Consolidated Technology, Inc. ("RCT") and Cooper Manufacturing Corporation ("Cooper") approximately $1,297,000. The Company also acquired a secured note receivable from Cooper in exchange for 90,000 shares of its $10.00 par value Preferred Stock to an unaffiliated company who previously owned Cooper. During 1997 the Company provided a reserve for the entire receivable from RCT ($723,000) and also provided a reserve of $867,000 against the Cooper investment. The remaining $350,000 in 1997 investment in Cooper represented the estimated amount of recovery the Company expected to receive from Cooper's Plan filed in the bankruptcy court. The Bankruptcy Court approved the debtor's plan of reorganization in the Cooper bankruptcy on December 5, 1997. In accordance with such plan, the Company received cash of $700,000, notes receivable totaling $220,000, a 2.5% royalty agreement on new rigs sold and 1,000,000 shares of Cabec Energy Corp. The investment in Cooper was adjusted to the value of the consideration received. Cooper is no longer an affiliate of the Company. RCT has ceased operations and the balance due from RCT was written off during fiscal 1999.

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

                    (a)  Documents filed as part of this Report

               1.   Financial Statements

                    Consolidated Financial Statements of Electric & Gas
                      Technology, Inc. and Subsidiaries:

                    (i)   Reports of Independent Certified Public
                          Accountants

                    (ii) Consolidated Balance Sheets July 31, 1999 and July 31, 1998.

                    (iii) Consolidated Statements of Operations for the
                          three years ended July 31, 1999.

                    (iv)  Consolidated Statements of Changes in
                          Stockholders' Equity for the three years ended July 31, 1999.

                    (v) Consolidated Statements of Cash Flows for the three years ended July 31, 1999.

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

          10.34 "Asset Purchase Agreement" dated as of October 31,1995 by and between Test Switch Technology, Inc., Electric & Gas Technology, Inc. and The Durham Co. (filed as exhibit
                    10.34 to Form 10-Q. filed December 6, 1995 and incorporated herein by reference).

          10.37 Assets Purchase Agreement among New Logic Design Metals, Inc. of Chatham Enterprises Inc., of Chatham Technologies, Inc., Logic Design Metals, Inc. and Precision Techniques, Inc. and Electric & Gas Technology, Inc. Dated July 15, 1997. (filed as exhibit 10.37 to Form 8-K, filed August 27, 1997 and incorporated herein by reference).

          (b)    Reports on form 8-K

               Current Report-Form 8-K filed May 5, 1998: Item 5.- Other events. Resolution of Allied Products Corp,, a Delaware Corporation Vs. Electric & Gas Technology, Inc., a Texas Corporation, Cause No. 97C5256.

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


          Signature                     Capacity                    Date


          /s/ S. Mort Zimmerman    Chairman and President      October 28, 1999
          S. Mort Zimmerman


          /s/ Daniel A. Zimmerman  Senior Vice President
          Daniel A. Zimmermanand   Director                    October 28, 1999


          /s/ Edmund W. Bailey     Vice President, Chief
          Edmund W. Bailey         Fincanial Officer and
                                   Director                    October 28, 1999


          /s/ Fred M. Updegraff    Vice President, Treasurer
          Fred M. Updegraffand     Director                    October 28, 1999


          /s/ Marie W. Pazol       Secretary                   October 28, 1999
          Marie W. Pazol

                           ELECTRIC & GAS TECHNOLOGY, INC.
                                   AND SUBSIDIARIES

                                JULY 31, 1999 AND 1998

                                                                       Page

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS             29

          CONSOLIDATED FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS                                 30-31

          CONSOLIDATED STATEMENTS OF OPERATIONS                       32-33

          CONSOLIDATED STATEMENTS OF CHANGES IN
          STOCKHOLDERS' EQUITY                                        34-35

          CONSOLIDATED STATEMENTS OF CASH FLOWS                       36-37

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  38-61

                  Report of Independent Certified Public Accountants


          Board of Directors and Stockholders
          Electric & Gas Technology, Inc.
            and Subsidiaries

          We have audited the accompanying consolidated balance sheets of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.


          Jackson & Rhodes P.C.


          Dallas, Texas
          October 8, 1999

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                       July 31,

                                        ASSETS

          CURRENT ASSETS                                  1999          1998

          Cash and cash equivalents                  $   378,340   $   542,086
          Certificates of Deposit                      2,810,842     4,000,000
          Investments, market                            519,646     2,938,964
          Accounts receivable trade, less allowance
            for doubtful receivables of $14,048 in
            1999 and $9,617 in 1998                    1,606,637     1,702,866
          Inventories                                  2,669,280     3,199,398
          Prepaid expenses                                61,906        99,779

          Total current assets                         8,046,651    12,483,093

          PROPERTY, PLANT AND EQUIPMENT, net

          Property, plant and equipment                4,427,019     4,375,284
          Less accumulated depreciation               (2,629,656)   (2,472,473)

          Total property, plant and equipment          1,797,363     1,902,811

          OTHER ASSETS

          Investment in Pioneer                        1,250,000     1,125,000
          Investment in Dresser                        1,000,000           -
          Investment in i3Dx.com                         500,000           -
          Investment in Afritel                              -       2,357,500
          Investment in equity securities                210,772       536,240
          Discontinued operations                         13,439       790,365
          Notes receivable                               349,148       650,266
          Goodwill                                       107,581       114,265
          Other                                           97,336     1,245,988

          Total other                                  3,628,276     6,819,624

          TOTAL ASSETS                               $13,472,290   $21,205,528

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                       July 31,

                         LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES                             1999          1998

          Notes payable                              $ 1,731,202   $ 1,762,482
          Accounts payable                             1,302,169     1,171,703
          Accrued liabilities                            276,060       145,352
          Federal income taxes                            27,885       197,611
          Current maturities of long-term obligations    153,126       116,691

          Total current liabilities                    3,490,442     3,393,839

          LONG-TERM OBLIGATIONS
          Long-term obligations, less current
            maturities                                   833,149       918,892
          Other                                          377,105       708,758

          Total long-term obligations                  1,210,254     1,627,650

          COMMITMENTS AND CONTINGENCIES                      -             -

          MINORITY INTEREST IN SUBSIDIARY                    -          46,659

          STOCKHOLDERS' EQUITY
          Preferred stock, $10 par value, 5,000,000
            shares authorized, 90,000 issued and
            outstanding                                  900,000       900,000
          Common stock, $.01 par value, 30,000,000
            shares authorized, issued 8,343,417 and
            8,198,224 in 1999 and 1998, respectively      83,434        81,982
          Additional paid-in capital                   9,258,795     9,260,866
          Retained earnings (Deficit)                    496,866     6,850,302
          Pension liability adjustment                  (237,825)     (424,221)
          Cumulative translation adjustment             (529,676)     (531,549)

                                                       9,971,594    16,137,380
          Reserve for preferred stock redemption      (1,200,000)          -

          Total stockholders' equity                   8,771,594    16,137,380

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $13,472,290   $21,205,528

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                 Years ended July 31,

                                                             1999          1998          1997

          Sales                                          $11,316,334   $10,943,574   $10,955,395

          Cost of goods sold                               9,380,584     8,056,468     7,780,605

          Gross profit                                     1,935,750     2,887,106     3,174,790

          Selling, general and administrative expenses     3,826,446     4,824,406     4,846,232

          Operating loss                                  (1,890,696)   (1,937,300)   (1,671,442)

          Other income and (expenses)
          Interest, net                                      193,942       286,960      (301,343)
          Other (Note 2):
          Investment gain (loss)                          (3,201,471)    1,992,648    (1,590,755)
          Minority interest in subsidiary                     46,659        36,346        18,063
          Other                                               (8,124)      145,402       (62,076)

                                                          (2,968,994)    2,461,356    (1,936,111)

          Earning (loss) from continuing operations
          before income tax                               (4,859,690)      524,056    (3,607,553)

          Provision  (credit) for income taxes               (56,254)      160,355      (213,372)

          Earnings (loss) from continuing operations      (4,803,436)      363,701    (3,394,181)

          Discontinued operations (Note 2):
          Earnings (loss) from discontinued operations,
            net of $121,070 in tax credits for 1998              -        (235,019)      109,641
          Gain (loss) on disposal of business segments,
            net of taxes of $154,804 in 1998 and
            $323,705 in 1997                              (1,550,000)      300,503    12,646,939

          NET EARNINGS (LOSS)                             (6,353,436)      429,185     9,362,399

          Dividends  on  Preferred Stock                     (63,000)      (63,000)      (63,000)

          Net earnings or loss applicable to Common
          Stock                                          $(6,416,436)  $   366,185   $ 9,299,399

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                 Years ended July 31,

                                                             1999          1998          1997


          Earnings (loss) available per common share:

          Continuing operations                             $(0.60)       $0.04         $(0.43)
          Discontinued operations                            (0.19)        0.01           1.58
          Net earnings                                      $(0.79)       $0.05         $ 1.15

          Earnings (loss) available per common share - assuming dilution:

          Continuing operations                             $(0.60)       $0.04         $(0.39)
          Discontinued operations                            (0.19)        0.01           1.46
          Net earnings                                      $(0.79)       $0.05         $ 1.07

                               See accompanying notes.

                          ELECTRIC & GAS TECHNOLOGY, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        Years ended July 31, 1999, 1998 and 1997

                                                                               Retained
                                          Preferred   Common     Paid-in       (deficit)
                                            stock     stock      capital       earnings

     Balance at July 31, 1996             $900,000   $82,504   $10,201,334   $(2,941,282)
     Net earnings for the year                 -         -             -       9,362,399
     Pension liability adjustment              -         -             -             -
     Currency translation adjustments          -         -             -             -
     Comprehensive income (loss)               -         -             -             -
     Treasury stock issued for bonuses         -         -        (101,996)          -

     Balance at July 31, 1997              900,000    82,504    10,099,338     6,421,117
     Net earnings for the year                 -         -             -         429,185
     Pension liability adjustment              -         -             -             -
     Currency translation adjustments          -         -             -             -
     Comprehensive income (loss)               -         -             -             -
     Purchase of treasury stock                -         -             -             -
     Cancellation of treasury stock            -        (522)     (838,472)          -
     Treasury stock issued for services        -         -             -             -
     Treasury stock issued for investments     -         -             -             -

     Balance at July 31, 1998              900,000    81,982     9,260,866     6,850,302
     Net loss for the year                     -         -             -      (6,353,436)
     Pension liability adjustment              -         -             -             -
     Currency translation adjustments          -         -             -             -
     Comprehensive income (loss)               -         -             -             -
     Purchase of treasury stock                -         -             -             -
     Cancellation of treasury stock            -        (676)     (113,779)          -
     Exercise stock options                    -       2,128       111,708           -
     Reserve for redemption                    -         -             -             -

     Balance at July 31, 1999             $900,000   $83,434   $ 9,258,795   $   496,866

                                            See accompanying notes

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
                         Years ended July 31, 1999, 1998 and 1997

                                                                           Accumulated      Reserve
                                             Pension                           other      redemption
                                            liability     Translation     comprehensive    preferred     Treasury
                                            adjustment     adjustment        income          stock        stock         Total
     Balance at July 31, 1996               $(214,639)     $(430,870)      $(645,509)    $      -       $(876,117)   $ 6,720,930
     Net earnings for the year                    -              -               -              -             -        9,362,399
     Pension liability adjustment            (115,166)           -          (115,166)           -             -         (155,166)
     Currency translation adjustments             -           (1,404)         (1,404)           -             -           (1,404)
     Comprehensive income (loss)                  -              -               -              -             -        9,205,829
     Treasury stock issued for bonus              -              -               -              -         176,356         74,360

     Balance July 31, 1997                   (329,805)      (432,274)       (762,079)           -        (699,761)    16,041,119
     Net earnings for the year                    -              -               -              -             -          429,185
     Pension Liability adjustment             (94,416)           -           (94,416)           -             -          (94,416)
     Currency translation adjustments             -          (99,275)        (99,275)           -             -          (99,275)
     Comprehensive income (loss)                  -              -               -              -             -          235,494
     Purchase of treasury stock                   -              -               -              -        (811,173)      (811,173)
     Cancellation of treasury stock               -              -               -              -         838,994            -
     Treasury stock issued for services           -              -               -              -         338,500        338,500
     Treasury stock issued for investments        -              -               -              -         333,440        333,440

     Balance July 31, 1998                   (424,221)      (531,549)       (955,770)           -             -       16,137,380
     Net loss for the year                        -              -               -              -             -       (6,353,436)
     Pension liability adjustment             186,396            -           186,396            -             -          186,396
     Currency translation adjustments             -            1,873           1,873            -             -            1,873
     Comprehensive income (loss)                  -              -               -              -             -       (6,165,167)
     Purchase of treasury stock                   -              -               -              -        (114,455)      (114,455)
     Cancellation of treasury stock               -              -               -              -         114,455            -
     Exercise stock options                       -              -               -              -             -          113,836
     Reserve for redemption                       -              -               -       (1,200,000)          -       (1,200,000)

     Balance July 31, 1999                  $(237,825)     $(529,676)      $(767,501)   $(1,200,000)    $     -      $ 8,771,594

                              See accompanying notes

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Years ended July 31,

                                                             1999            1998         1997
          Increase (decrease) in cash:
          Cash flows from operating activities:
          Net earnings (loss)                            $(6,353,436)  $     429,185   $ 9,362,399
          Adjustments to reconcile net earnings(loss)
             to net cash provided by operating
             activities:
          Discontinued operations                          1,550,000         235,019      (109,641)
          Depreciation of property, plant
             and equipment                                   279,065         235,098       302,822
          Issuance of stock for services                         -           338,500        74,360
          Minority interest in subsidiary                    (46,659)        (36,345)       83,004
          Amortization of goodwill and patents                 6,684           6,684         6,684
          Gain on sale of business segment                       -          (300,503)  (12,646,939)
          Gain on sale of assets                                 -           (95,943)          -
          Deferred income                                    (82,390)       (112,303)      (33,879)
          Gains/Losses on investments                      3,414,843      (1,992,648)    1,590,755
          Changes in assets and liabilities:
             Accounts receivable                              96,229        (185,890)     (324,772)
             Inventories                                     530,118        (131,533)      268,841
             Prepaid expenses                                 37,873          (6,381)     (232,169)
             Other assets                                   (279,553)         (3,509)   (1,033,212)
             Accounts payable                                132,931        (212,805)      188,526
             Accrued liabilities                             128,243        (964,725)      781,474
             Federal income taxes                           (169,719)       (159,828)      323,705

          Net  cash  used  in  operating  activities        (755,771)     (2,957,927)   (1,398,042)

          Cash flows from investing activities:

          Proceeds from sale of property, plant and
             equipment                                           -               -          36,288
          Purchase of property, plant and equipment         (169,155)        (79,157)     (106,124)
          Investments in affiliates                              -          (479,000)          -
          Investments                                      4,669,318      (2,857,500)          -
          Certificate of deposits                         (3,810,842)     (6,938,964)          -
          Proceeds  on sale of  business segment                 -           951,295    20,828,385

          Net cash provided by (used in) investing
          activities                                         689,321      (9,403,326)   20,758,549

                                  See accompanying notes.

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   Years ended July 31,

                                                             1999            1998         1997

          Cash flows from financing activities:

          Proceeds from issuance of long-term
             obligations                                 $       -     $         -     $   953,975
          Issuance of common stock                           100,336             -             -
          Payments on long-term obligations                  (49,307)     (1,016,552)   (5,825,522)
          Purchase of treasury stock                        (114,455)       (811,173)          -
          Increase  (decrease) in  notes payable             (31,280)        298,928      (650,332)

          Net cash used in financing activities              (94,706)     (1,528,797)   (5,521,879)

          Effect  of exchange rate changes on cash            (2,590)        (71,281)       (4,783)

          NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                              (163,746)    (13,961,331)   13,833,845

          Cash and cash equivalents - beginning of year      542,086      14,503,417       669,572

          Cash  and cash  equivalents -  end  of year    $   378,340  $      542,086   $14,503,417


          Supplemental disclosures of cash flow information:

          Cash paid during the year for:

          Interest                                          $351,141        $344,701      $330,149

          Income tax                                        $    -          $344,704      $     -

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

          Organization:

          Electric & Gas Technology, Inc.("the Company"or "ELGT") was organized under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. In April, 1985, the Company (i) acquired from Commercial Technology, Inc. ("COMTEC"), an affiliated company, all of the stock of Reynolds Equipment Company ("Reynolds") for stock of the Company and (ii) acquired from a subsidiary of COMTEC all of the stock of Retech, Inc. ("Retech") [formerly Test Switch Technology, Inc.("Test Switch"), formerly Superior Technology, Inc. ("Superior")] for stock of the Company. In 1988, the Company acquired 85% (and subsequently 100%) of the stock of Data Automation Company, Inc. ("DAC") from Video Science Technology, Inc., formerly an affiliate of COMTEC and of the Company; DAC owned 100% of Domac Plastics, Inc. ("Domac") and Logic Design Metals, Inc. ("Logic"). Domac and Logic were subsequently sold. During 1992 Logic merged into DAC, its parent, and DAC changed its name to Logic Design Metals, Inc. and is referred to herein as "Logic". Fridcorp Plastics, Inc. ("Fridcorp") was acquired by the Company in January, 1992, in exchange for 162,000 shares of Company Common Stock. Fridcorp was subsequently sold December 1997. Hydel Enterprises, Inc. ("Hydel") [formerly Stelpro Limited ("Stelpro")] was acquired by the Company in April, 1992, in exchange for 166,474 shares of Company Common Stock and $1,100,000 (Cdn. funds)(April 30, 1992, exchange rate: .8370). On August 1, 1992, Hydel acquired all of the outstanding capital stock of Hydel Engineering Limited ("Hydel Engineering") for cash and notes payable of approximately $719,000 ($850,000 Cdn.). Hydel Engineering was merged into Hydel effective August 1, 1995. The number of shares of Company Common Stock issued in the acquisitions of Fridcorp and Hydel was, in each case, determined through arms-length negotiations. Superior Magnetics, Inc. ("SMI") was formed by the Company to acquire the operating assets of the business operations of Denison Magnetics of Texas Instruments Incorporated on November 30, 1992 for cash and deferred payments of approximately $2,900,000. The Company incorporated Atmospheric and Magnetics Technology, Inc. ("AMT") on June 10, 1996 under the laws of the State of Texas. AMT which remained dormant during most of Fiscal 1997 was formed to undertake the Company's venture into the water industry.

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

                     SUMMARY  OF  ACCOUNTING  POLICIES (CONTINUED)

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

          Reclassification:

          Certain reclassification have been made to the 1997 consolidated financial statements to conform to the 1998 presentation.

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

          Income taxes:

          Deferred income taxes result from the temporary differences between the financial statement and income tax basis of assets and liabilities and are figured using the enacted tax rates and laws that will be in effect when the differences are excepted to reverse.

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     DISPOSITIONS

          The Company discontinued its defense electronics business segment
          (SMI) effective October 1, 1997 as result of a decision to sell this business segment. The original agreement to sell SMI would have resulted in a small gain. However, the Company was unable to close this sale and subsequently, the Company has negotiated with other parties to sell SMI. The Company has recorded a loss of $1,550,000 during the year ended July 31, 1999 to recognize the subsequent reduction in the value of SMI. Effective December 31, 1997, the Company sold its plastics segment (Fridcorp) for cash of approximately $760,000 with a corresponding gain of approximately $210,000. The Company sold its metal fabrication segment effective July 31, 1997 (Logic and Precision). Proceeds from the sale amounted to approximately $20,850,000 with a corresponding gain of approximately $12,650,000. Accordingly, the financial statements have been reclassified to reflect these segments as a discontinued operations. Sales, cost of goods sold, selling, general and administrative expense and other were as follows:

                                           1999        1998         1997

          Sales                       $       -    $1,104,411  $23,988,789
          Cost of goods sold                  -       946,193   17,749,856
          Selling, general and
            administrative                    -       440,418    5,134,280
          Other                       (1,550,000)     347,684   11,651,927

          Discontinued operations    $(1,550,000)  $   65,484  $12,756,580


                                     INVENTORIES

          Inventories  consisted  of  the  following  at  July  31,:
                                                       1999         1998

          Raw materials                            $1,118,659   $1,076,237
          Work-in-process                             370,982      443,566
          Finished goods                            1,179,639    1,679,595

                                                   $2,669,280   $3,199,398

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           PROPERTY,  PLANT  AND  EQUIPMENT

          Property, plant and equipment consisted of the following at July 31,:

                                                       1999         1998

          Land                                    $   234,822   $   234,688
          Buildings and improvements                2,267,145     2,346,380
          Machinery and equipment                   1,592,857     1,533,954
          Furniture, fixtures & equipment             332,195       260,262
                                                    4,427,019     4,375,284
          Less accumulated depreciation            (2,629,656)   (2,472,473)

                                                   $1,797,363    $1,902,811

                                          5

                                    OTHER  ASSETS

          In June 1997, litigation was commenced by the Company regarding certain transactions related to a loan from American Circuit Breaker Corporation arising out of its previous sale of the meter socket division of Retech. On December 12, 1997, the litigation was dismissed as result of an agreement between the parties whereby the Company received a 20% interest in Pioneer Power Corporation ("Pioneer"). The Company and the settling parties agreed that the value of the 20% interest was worth $1,250,000. Pioneer owns 100% of Pioneer Transformers Ltd. ("Pioneer Ltd."), a Canadian company which manufacture and sells transformers. As of December 31, 1998, Pioneer Ltd.'s audited financial information reflected total assets of approximately $6,000,000 with corresponding revenues for the year then ended of approximately $16,300,000 in Canadian dollars. Unaudited revenues for the eight months ended August 31, 1999 amounted to approximately $18,500,000 with net income of approximately $1,100,000 in Canadian dollars. As part of the agreement the Company will spin-off approximately 80% of its 20% interest in Pioneer to its shareholders. The Company is currently working with Pioneer to prepare and file the necessary disclosure statement and registration form to effect the spin-off. Pioneer recently acquired a company in California. Because of this acquisition, the spin-off will be delayed until the audited December 31, 1999 financial statements are completed and the registration statement can be amended.

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              OTHER  ASSETS (CONTINUED)

          During the year ended July 31, 1999, the Company entered into an agreement with Dresser Engineers and Constructors, Inc. ("Dresser") to exchange shares. Dresser will deliver 3,000,000 shares of newly issued common shares and 2,000,000 warrants to acquire Dresser shares at $3.00 to the Company in exchange for 750,000 shares of the Company common stock. In addition, the Company has loaned Dresser $1,000,000 as of July 31, 1999, of which $150,000 has been paid back subsequently. The Company intends to distribute a portion of the Dresser shares to its shareholders. The shares have not been exchanged yet since the agreement requires that the Company common shares must be trading at least at $1.50 per share at the date of exchange and Dresser is obligated to complete their external audits. A portion of the Note to Dresser is guaranteed by Dresser's principal shareholder.

          During the year ended July 31, 1999, the Company invested in i3-Dx.com, Inc. ("i3-Dx.com"), a privately held company which is in the development stage. i3-Dx.com is a high-tech company which utilizes the internet for the development and distribution of its products. i3-Dx.com's technology is based on three-dimensional photographic lenticular imaging and is suitable for any application which may benefit from increased visualization, such as medical imaging, advertising and marketing. The Company owns approximately 11% of i3-Dx.com (4.5 million shares) and has warrants to purchase another 2.5 million shares. The Company
          intends  to   distribute  a   portion  of   the  shares   to  its
          shareholders.

          During the year ended July 31, 1998, the Company entered into an agreement to acquire 100% of the outstanding common stock of African Telecommunications, Inc. ("AfriTel"), subject to approval of the Company's stockholders. In connection with the agreement, the Company has loaned AfriTel $1,977,000 as of July 31, 1999. In the event that the AfriTel acquisition is not completed, the note is due on November 30, 1999, including interest at 8%. AfriTel, through Afritel (SPRL), holds communications licenses in the Democratic Republic of Congo ("DRC") and Ghana. AfriTel was proceeding with installation of a digital wireless local loop telephone system in the DRC when that country became involved in a civil war. Lacking sufficient resources, Afritel agreed to sell 60% of Afritel (SPRL) to Shaz Investment Ltd. ("Shaz"). Shaz currently operates a telecommunication system through Telecel (SPRL) Congo in the DRC. Under the terms of the agreement, Shaz is to provide the capital and expertise to execute Afritel's business plan. As result of the uncertainty of the recoverability of its loan to Afritel, the Company has fully reserved its investment during the year ended July 31, 1999, amounting to $1,977,000.

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    NOTES  PAYABLE

          Notes  payable  consisted  of  the  following  at  July  31,:

                                                       1999         1998

          Note payable, CIT (a)                    $  264,023   $  303,800
          Note payable, bank (b)                      902,904      892,755
          Note payable, bank (c)                      380,733      381,251
          Note payable, bank (d)                      183,542      184,676

                                                   $1,731,202   $1,762,482

          (a) Part of a $4,500,000 Revolving credit and term facility with The CIT Group Credit/Finance, Inc. (CIT) due November 2001. Interest due monthly at 2.75% above prime. The revolving credit borrowing base is based on eligible accounts receivable and inventory, as defined (See note 7).
          (b) Note payable, bank, consists of a line of credit with a maximum loan amount of $1,450,000, payable on demand; bearing interest at the bank's prime rate plus 1.00%; secured by trade receivables and inventories.
          (c) Note payable, bank, under a $500,000 line of credit at 7% matures August 1999 and is secured by a $1,000,000 certificate of deposit.
          (d) Note payable, bank, interest at 7.62% matures October 1998, secured by a $1,000,000 certificate of deposit.


          Information    relating   to    short-term   borrowing    is   as
          follows:

                                                       1999         1998

          Balance at end of year                   $1,731,202   $1,762,482
          Maximum borrowing                        $1,849,704   $1,857,929
          Average balance                          $1,727,886   $1,755,914
          Average effective interest rate                8.3%         9.9%

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                LONG-TERM  OBLIGATIONS

          Long-term   obligations  consist   of  the   following   at  July
          31,:

                                                                         1999         1998

          Term loan payable to The CIT Group Credit/Finance, Inc.
          (CIT) under a $4,500,000 credit facility (See note 6),
          due in monthly installments of $1,430, plus interest
          at prime plus 2.75%.  The term portion is secured by
          machinery and equipment of U.S. subsidiaries, however,
          substantially all assets of U.S. subsidiaries are
          pledged  under  the total  facility as  collateral.        $   57,406   $   74,569

          Mortgage note payable due in monthly payments of
          principle and interest at 2.75% above prime from
          October 10, 1994 over twenty years.  Guaranteed by
          the Small Business Administration.                            534,616      545,214


          Note payable to a bank, bearing interest at 8.75%,
          in monthly principal installments of $8,750 until
          August 2002, secured by machinery and equipment and
          land and building                                            294,772       383,554

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          LONG-TERM  OBLIGATIONS (CONTINUED)

                                                                         1999         1998

          Various other installment notes and capitalized lease
          obligations.                                                   99,481       32,246

                                                                        986,275    1,035,583

          Less current maturities                                      (153,126)    (116,691)

                                                                      $ 833,149   $  918,892

          The prime rate was 8.75% and 8.50% at July 31, 1999 and 1998, respectively.

          The Company is contingently liable as guarantor on approximately $600,000 of its discontinued defense electronics segment's debt to CIT, which is not included in the accompanying consolidated balance sheet.

          The aggregate annual principal payments are  as  follows:

          Year Ending
          July 31,
          2000                             $153,126
          2001                              182,249
          2002                              147,638
          2003                               43,257
          2004                               21,276
          Thereafter                        438,729

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 ACCRUED  LIABILITIES

          Accrued   liabilities  consisted   of  the   following  at   July
          31:

                                                       1999         1998

          Payroll                                    $103,917     $ 85,535
          Commissions                                  25,560       15,715
          Pension plan                                (17,943)     (77,943)
          Vacation pay                                 28,066       27,280
          Taxes                                        75,555       74,635
          Interest                                     51,210          -
          Miscellaneous                                 9,695       20,130

                                                     $276,060     $145,352

                           COMMITMENTS  AND  CONTINGENCIES

          Total  rent expense for the  years ended July  31, 1999, 1998 and
          1997,   was  $126,000,   $138,000  and   $113,000,  respectively,
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

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     COMMITMENTS  AND  CONTINGENCIES (CONTINUED)

          Allied Products Co had sued the Company under the Preferred Stock issued by the Company in connection with its investment in Cooper Manufacturing Corporation ("Cooper") and the rights pertaining thereto. The suit was filed in the Eastern District of Illinois (Chicago). The Cooper bankruptcy court confirmed the debtor's Plan of Reorganization on November 21, 1997. The Illinois' court awarded Allied a summary judgement and dismissed the Company's counterclaim on November 3, 1998, however, the issue of damages was not addressed by the court at that time. On January 28, 1999, the court awarded a judgement in favor of Allied and against the Company in the amount of approximately $1,100,000. The pending lawsuit between Allied and the Company has now been settled and dismissed. The settlement required the repurchase by the Company of the 90,000 shares of preferred stock for $1.1 million which would satisfy a judgement by the Court requiring such a purchase. An affiliate acquired said 90,000 shares and the judgement. The transaction was completed by the affiliate with $1.2 million of collateral supplied by the Company. The affiliate is pursuing the sale of the preferred stock, which if unsuccessful, the Company will repurchase the preferred stock and retire same.

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

                                 STOCKHOLDERS' EQUITY

          On December 15, 1995, the Company closed on a Note Purchase Agreement with Allied Products Corporation ("Allied"), thereby obtaining Allied's right, title and interest in and to a certain Promissory Note and all security existing thereunder and obligations of Cooper Manufacturing Corporation ("Cooper") under this Note and the Facility Agreement formerly executed by Cooper and its shareholders in exchange for $100,000 in cash and newly issued 90,000 shares of Series A, $10.00 par value, 7% Convertible Preferred stock of the Company. The promissory note was due on December 31, 1995 and demand for payment was made on Cooper and its guarantors. The preferred stock is convertible into common stock of the Company at the ratio of two shares of common stock for each share of preferred stock. Each holder of record of the shares of preferred stock is entitled to one vote per share equal to the voting rights of the common shareholders. The Company has agreed to make whole any deficiency upon conversion and subsequent sale after December 31, 1997 of the Company's common stock for less than $900,000. The Company's common stock trades at less than $1.50 per share which if sold at that price would require 600,000 shares to be sold to retire the obligation to Allied. The Preferred shares are redeemable in cash plus accrued dividends at any time as the result of an underwriting as defined therein. Accumulated and unpaid dividends to preferred stock amounted to approximately $228,000 at July 31, 1999.

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           STOCKHOLDERS' EQUITY (CONTINUED)

          An Illinois's court awarded a judgement on January 28, 1999 in favor of Allied and against the Company in the amount of approximately $1,100,000. The pending lawsuit between Allied and the Company has now been settled and dismissed. The settlement required the repurchase by the Company of the 90,000 shares of preferred stock for $1.1 million which would satisfy a judgement by the Court requiring such a purchase. An affiliate acquired said 90,000 shares and the judgement. The transaction was completed by the affiliate with $1.2 million of collateral supplied by the Company. The affiliate is pursuing the sale of the preferred stock, which if unsuccessful, the Company will repurchase the preferred stock and retire same.

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

          In connection with a financial consulting agreement entered into on July 28, 1997, the Company has issued warrants to an investment banking firm to purchase 150,000 and 300,000 shares of the common stock at $2.00 and $2.30 per share, respectively. The warrants are protected against dilution and expire July 31, 2001 and September 15, 2001, respectively. The warrants contain piggyback registration rights and the agreement allows the warrants holders to request registration of the warrants, if unregistered, between January 1, 1999 and July 31, 2002. The Company has not recorded any expense relating to the warrants since the exercise price exceeded the market price at the date of issuance. These warrants were issued as part of the consideration for investment banking services. The agreement between the Company and the investment banking firm was cancelled and the warrants were returned and cancelled.

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           STOCKHOLDERS' EQUITY (CONTINUED)

          The following table sets forth the computation of basic and diluted earnings per share:

                                                        1999        1998         1997
          Numerator

          Net income (loss)from continuing
           operations                              $(4,803,436)   $363,701  $(3,394,181)

            Preferred stock dividends                  (63,000)    (63,000)     (63,000)

          Numerator for basic earnings per share
          Net income (loss) available to common
            stockholders continuing operations      (4,866,436)    300,701   (3,457,181)

          Discontinued operations                   (1,550,000)     65,484   12,756,580

          Net income (loss) available to
            common stockholders                    $(6,416,436)  $ 366,185  $ 9,299,399

          Effect of dilutive securities
            Preferred stock dividends              $    63,000   $  63,000  $    63,000

          Numerator for diluted earnings per share
          Net income (loss) available to common
            stockholders after assumed conversion
            continuing operations                 $(4,803,436)   $363,701   $(3,394,181)
          Discontinued operations                  (1,550,000)     65,484    12,756,580

          Net income (loss) available to
            common stockholders                   $(6,353,436)   $429,185   $ 9,362,399

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           STOCKHOLDERS' EQUITY (CONTINUED)

                                                         1999         1998         1997

          Denominator
            Denominator for basic earnings per share
            weighted-average shares                   8,148,432    7,909,957    8,085,624

          Effect of dilutive securities:
          Options                                           -        212,700      134,157
          Preferred stock                                   -        489,130      523,256

                                                            -        701,830      657,413

          Denominator for dilutive earnings per share
          assumed conversion                          8,148,432    8,611,787    8,743,037

          Assumed conversion of preferred stock and exercise of options in 1999 are antidilutive.

                                    BENEFIT PLANS

          Retech sponsored a defined benefit pension plans that covered all of its hourly employees. The plan called for benefits to be paid to eligible employees at retirement based upon years of service and compensation rates near retirement. Retech's policy is to fund pension expenses accrued.

          Pension expense for the years ended July 31,:

                                                   1999       1998       1997

          Service cost                           $   -      $   -     $    -
          Interest cost                           69,073     64,523    135,845
          Actual return on assets held for the
            plan                                 (46,703)   (39,557)  (202,965)
          Net amortization of prior service cost,
            transition liability and net gain     62,874     38,323    115,511

          Pension expense                        $85,244    $63,289   $ 48,391

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                              BENEFIT PLANS (CONTINUED)

          The following sets forth the funded status of the plans and the amounts shown in the accompanying consolidated balance sheets at July 31,:

                                                     1999        1998
          Pension benefit obligations
          Vested                                   $908,163    $992,767
          Non-vested                                    -           -
          Projected benefit obligation              908,163     992,767
          Fair value of assets held in plan         634,858     555,438
          Unfunded excess of projected benefit
            obligation over plan assets            $273,305    $437,329

          Unrecognized net transition obligation   $    -      $ 48,473
          Unrecognized prior service costs           66,928      81,329
          Unrecognized net loss                     237,825     424,221
          Pension (asset) liability recognized      (31,448)   (116,694)

          Accrued pension liability                $273,305    $437,329

          The Company purchased approximately $1,161,000 in annuities for all those individuals who were currently receiving retirement benefits during 1997.

          The Company has recognized a minimum pension liability for the under-funded plans. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or reduction of stockholders' equity. The Company recorded additional liabilities of $304,753 and $554,023, intangible assets of $66,928 and $129,802 and a stockholders' equity reduction of $237,825 and $424,221 as of July 31, 1999 and 1998,
          respectively.

          Retech  will  terminate  these  plans upon  funding  its  pension liability. The plan assets consist of common equities and government securities administered by the trust department of United Bank, Canton, Ohio.

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BENEFIT PLANS (CONTINUED)

          The assumed long-term rate of investment return and the interest rate for obligations used in determining the actuarial present value of accumulated plan benefits was 8.5% and 7.0% at July 31, 1999 and 8.5% and 8% at July 31, 1998, respectively.

          The Company has established a defined contribution (401-K) plan covering substantially all U. S. employees. Charges to operations for this plan for the years ended July 31, 1999, 1998 and 1997 were $6,301, $6,619 and $5,398, respectively.

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


          Following is a summary of options under the plan as of and for the years ended July 31,:

                                               1999       1998      1997

          Options outstanding at beginning
            of year                           352,000    352,000    394,999
          Granted                                 -          -      290,000
          Terminated                          (62,000)       -     (332,999)
          Exercised                          (212,793)       -          -

          Options outstanding at end of year   77,207    352,000    352,000

          Options exercisable at end of year   77,207     62,000     62,000

          Exercise price per share            $.50 to    $.50 to    $.50 to
                                                 $.55      $2.75      $2.75

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BENEFIT PLANS (CONTINUED)

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

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    INCOME  TAXES

          Following is a reconciliation between reported income taxes and the amount computed by applying the statutory federal income tax rates to earnings (loss) before income taxes for the periods ended July 31,:

                                                   1999       1998      1997

          Expected provision (benefit) for
            federal income taxes              $(2,180,000) $189,000 $3,220,000
          Expected provision for state income
            taxes                                (256,000)   22,000    474,000
          Utilization of tax loss carryforward        -         -   (3,583,667)
          Unavailable loss carrybacks           2,379,746       -          -
          Other                                       -     (16,911)       -

          Income taxes (benefit)              $   (56,254) $194,089 $  110,333

          The  Company  files  a  consolidated tax  return  with  its  U.S.
          subsidiaries.

          Income tax expense (benefit) is reported as follows for the years ended July 31,:

                                                1999         1998      1997

          Income from continuing operations    $(56,254)   $160,355  $(213,372)
          Earnings from discontinued operations     -      (121,070)       -
          Gain on sale  of discontinued
            operations                              -       154,804    323,705

                                               $(56,254)   $194,089   $110,333

          Income tax expense (benefit) consisted of the following:

          Current                              $(269,626)  $194,089   $323,705
          Deferred                               213,372        -     (213,372)
                                               $ (56,254)  $194,089   $110,333

          Deferred tax expense (credit) and deferred tax liabilities in all years (all Canadian) result principally from differences in depreciation for tax and financial statement purposes.

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              INCOME  TAXES (CONTINUED)

          The components of the net deferred tax (assets) liability included in the balance sheet are as follows at July 31,:

                                                      1999         1998

          Net operating loss carryfoward         $  (913,000)   $      -
          Depreciation - U. S.                        80,000        68,640
          Provision for losses                    (1,195,000)     (282,012)
          Valuation allowance                      2,028,000           -

                                                 $       -       $(213,372)

          The Company has provided a valuation allowance against its deferred tax asset as it has determined that it is more likely than not the temporary differences will not be utilized for tax purposes.

                              RELATED PARTY TRANSACTIONS

          The following is a summary of advances from/to affiliated companies at July 31,:
                                                      1999            1998

          Refineries Consolidated Technology, Inc.  $   -          $269,400
          Cooper Manufacturing Corporation              -           632,314
          Others                                     58,003          16,063

                                                    $58,003        $917,777

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        RELATED PARTY TRANSACTIONS (CONTINUED)

          The Company has advanced through the pledging of its certificates of deposit with a bank, corresponding to direct bank loans and direct advances to Refineries Consolidated Technology, Inc. ("RCT") and Cooper Manufacturing Corporation ("Cooper") approximately $1,297,000. The Company also acquired a secured note receivable from Cooper in exchange for 90,000 shares of its $10.00 par value Preferred Stock to an unaffiliated company who previously owned Cooper. During 1997 the Company provided a reserve of $723,000 against its receivable from RCT and also provided a reserve of $867,000 against the Cooper investment. The remaining $350,000 in 1997 investment in Cooper represented the estimated amount of recovery the Company expected to receive from Cooper's Plan filed in the bankruptcy court. The Bankruptcy Court approved the debtor's plan of reorganization in the Cooper bankruptcy on December 5, 1997. In accordance with such plan, the Company received cash of $700,000, notes receivable totaling $220,000, a 2.5% royalty agreement on new rigs sold and 1,000,000 shares of Cabec Energy Corp. The investment in Cooper was adjusted to the value of the consideration received. Cooper is no longer an affiliate of the Company. RCT has ceased operations and the balance due from RCT, amounting to $480,000 was written off during fiscal 1999.

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

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEGMENT INFORMATION (CONTINUED)

          Following is a summary of segment information for the years ended July 31,:

                                              1999         1998         1997

          Sales to unaffiliated customers:
            Water                        $     2,000  $    52,576  $    75,234
            Gas                            2,917,327    2,739,035    3,135,249
            Electric                       8,397,007    8,151,963    7,744,912

                                         $11,316,334  $10,943,574  $10,955,395

          Operating income (loss):
            Water                        $  (631,977) $  (427,596) $  (212,742)
             Gas                            (228,308)     115,435       40,784
            Electric                         236,133       292,35      161,043
                                            (624,152)     (19,626)     (10,915)

          General corporate expenses      (1,266,544)  (1,917,674)  (1,660,527)
          Other income (expense), net     (2,968,994)   2,461,356   (1,936,111)

          Earnings (loss) from continuing
            operations before income
            taxes                        $(4,859,690) $   524,056  $(3,607,553)

          Identifiable assets:
            Water                        $   283,480  $   832,428  $   954,690
            Gas                            1,884,695    2,012,325    1,882,753
            Electric                       4,302,129    4,541,187    4,828,751
                                           6,470,304    7,385,940    7,666,194
          General corporate assets         7,001,986   13,819,588   15,352,939

              Total assets               $13,472,290  $21,205,528  $23,019,133

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEGMENT INFORMATION (CONTINUED)

                                              1999         1998         1997

          Capital expenditures:
            Water                           $    -        $12,991    $  7,670
            Gas                              113,343       10,257      28,960
            Electric                          55,812       54,531      66,095
            General corporate                    -          1,378       3,399
                                            $169,155      $79,157    $106,124

          Depreciation and amortization:
            Water                           $  6,825      $ 5,157    $  2,131
            Gas                               58,380       55,899     155,346
            Electric                         201,488      161,670     133,054
            General corporate                 12,372       12,372      12,291
                                            $279,065     $235,098    $302,822

          Operating income represents sales less operating expenses for each segment and excludes income and expenses of a general corporate nature. Identifiable assets by segment are those assets that are used in the Company's operations within that industry but exclude investments in other industry segments. General corporate assets consist principally of corporate cash, receivables from affiliates, investments and the corporate headquarters building.

          Individual customers who exceeded 10% of consolidated revenues accounted for $1,666,000 and $1,240,000 in sales for the year ended July 31, 1998 and 1997, respectively.

          Geographic information

          Financial data by geographic area for the years ended July 31,:
                                                1999
                                             Operating
                                              (loss)        Identifiable
                                 Sales        Income           Assets

          United States       $ 2,919,327    $(991,675)      $2,685,103
          Canada                8,397,007      367,523        3,785,201
          Total               $11,316,334    $(624,152)      $6,470,304

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEGMENT INFORMATION (CONTINUED)

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


                                FOURTH QUARTER RESULTS

          During the fourth quarter of fiscal 1999 and 1997, the Company recorded the following adjustments which are unusual and non-recurring in nature: For fiscal 1999; (i) provided a reserve against various Company investments, including Aftritel, Cooper and RCT, in the amount of $3,515,000; (ii) provided for a loss of $1,550,000 to recognize a reduction in the value of SMI (Note 2). For fiscal 1997; (i) provided a reserve of $867,000 against the Company's investment in Cooper (See Note 13); (ii) provided a reserve of $723,000 against the Company's receivable from RCT (See Note 13); and (iii) provided a reserve of $457,800 against inventory obsolescence at SMI.