Form 10-Q
period 1999-10-31
ELECTRIC & GAS TECHNOLOGY INC
filed 1999-11-29
CIK 785819

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)
          [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter period ended:  October 31, 1999

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

          Common - $0.01 Par Value - 8,343,417 shares at November 28, 1999.

                  ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                  Index to Form 10-Q
                        For the Quarter Ended October 31, 1999

                                                                  Page
          Part I - Financial Information

          1.  Condensed Consolidated Financial Statements:

          (a)Condensed Consolidated Balance Sheets as
          of October 31, 1999 and July 31, 1999                     3

          (b)Condensed Consolidated Statements of
          Operations for the three months
          ended October 31, 1999 and 1998                           4

          (c)Condensed Consolidated Statements of
          Changes in Stockholders' Equity for the
          three months ended October 31, 1999                       5

          (d)Condensed Consolidated Statements of
          Cash Flows for the three months ended
          October 31, 1999 and 1998                               6-7

          (e)Notes to Condensed Consolidated
          Financial Statements                                   8-12

          2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations               13-16

          Part II - Other Information

          Item 1 - Legal Proceedings                               17

          Item 6 - Exhibits and Reports on Form 8-K                17

          Signature (pursuant to General Instruction E)            18

          All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed
          Financial Statements or Notes thereto.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          October 31, 1999 and July 31, 1999
                                        ASSETS
                                                       October 31,    July 31,
                                                          1999          1999
                               CURRENT ASSETS         (Unaudited)
          Cash and cash equivalents                   $   270,560  $   378,340
          Certificates of deposits                      1,706,413    2,810,842
          Investments, market                             479,234      519,646
          Accounts receivable, net                      1,858,382    1,606,637
          Inventories                                   2,770,627    2,669,280
          Prepaid expenses                                 53,717       61,906
          Total current assets                          7,138,933    8,046,651

          PROPERTY, PLANT AND EQUIPMENT, net            1,796,279    1,797,363

          OTHER ASSETS                                  4,516,523    3,628,276

          TOTAL ASSETS                                $13,451,735  $13,472,290

                         LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
          Notes payable                               $ 1,288,402  $ 1,731,202
          Accounts payable                              1,432,825    1,330,054
          Accrued liabilities                             249,961      276,060
          Current maturities of long-term obligations     156,724      153,126
          Total current liabilities                     3,127,912    3,490,442
          LONG-TERM OBLIGATIONS
          Long-term obligations, less current
             maturities                                 1,180,124    1,210,254
          MINORITY INTEREST IN SUBSIDIARY                     -            -

          STOCKHOLDERS' EQUITY
          Preferred stock, $10 par value, 5,000,000
             shares authorized, 90,000 issued and
             outstanding                                  900,000      900,000
          Common stock, $.01 par value, 30,000,000
             shares authorized and issued 8,343,417        83,434       83,434
          Additional paid-in capital                    9,258,795    9,258,795
          Retained earnings                               836,023      496,866
          Pension liability adjustment                   (237,825)    (237,825)
          Cumulative translation adjustment              (496,728)    (529,676)
                                                       10,343,699    9,971,594
          Reserve for preferred stock redemption       (1,200,000)  (1,200,000)
          Total stockholders' equity                    9,143,699    8,771,594

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $13,451,735  $13,472,290

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     Three Months Ended October 31, 1999 and 1998
                                     (Unaudited)
                                                         Three months ended
                                                             October 31,
                                                           1999         1998

          Sales                                       $3,036,950   $2,864,000
          Cost of goods sold                           2,247,788    2,030,984

          Gross profit                                   789,162      833,016

          Selling, general and
          administrative expenses                        836,788      956,060

          Operating profit (loss)                        (47,626 )   (123,044)

          Other income and (expenses)
          Interest, net                                   47,638       47,893
          Minority interest in subsidiary                    -          2,879
          Investment gain                                336,861          -
          Other                                            2,284       16,554

                                                         386,783       67,326

          NET EARNINGS (LOSS)                            339,157      (55,718)

          Dividend on preferred stock                     15,879       15,879

          Net earnings (loss) applicable to
             common stock                            $   323,278   $  (71,597)

          Earnings (loss) available per Common share:

          Net income                                       $0.04       $(0.01)

          Earnings (loss) available per Common share - assuming dilution:

          Net income                                       $0.04       $(0.01)

                               See accompanying notes.

               ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      Three months ended October 31, 1999

                                                     (Unaudited)
                                                                          Accumulated    Reserve
                                                                             Other     Redemption
                                  Preferred Common  Paid-in    Retained  Comprehensive  Preferred
                                    Stock    Stock  Capital    Earnings      Income        Stock     Total

     Balance at July 31, 1999     $900,000 $83,434 $9,258,795  $496,866   $(767,501)  $(1,200,000) $8,771,594

     Net earnings                                               339,157                               339,157
     Currency translation
        adjustments                                                          32,948                    32,948
     Comprehensive income                                                                             372,105

     Balance at October 31, 1999  $900,000 $83,434 $9,258,795  $836,023   $(734,553)  $(1,200,000) $9,143,699

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Three months ended October 31, 1999 and 1998
                                     (Unaudited)
                                                            Three months ended
                                                                October 31,
                                                             1999        1998
          Increase (decrease) in cash:
          Cash flows from operating activities:
          Net earnings (loss)                          $   339,157 $   (55,718)
          Adjustments to reconcile net earnings (loss)
          to net cash provided by operating activities:
          Depreciation and amortization                     51,504      48,589
          Minority interest in subsidiary                      -        (2,879)
          Gain on investments                             (335,038)        -
          Changes in assets and liabilities:
             Accounts receivable                          (251,745)     11,054
             Inventories                                  (101,347)    (48,759)
             Prepaid expenses                                8,189      (1,240)
             Other assets                                   54,491     298,451
             Accounts payable                              100,724     (94,473)
             Accrued liabilities                           (26,099)     17,842

          Net cash provided by (used in) operating
          activities                                      (159,864)    172,867

          Cash flows from investing activities:
          Investments                                    1,036,841      63,348
          Increase in long-term investments               (500,000)        -
          Purchase of property, plant and equipment        (50,420)    (19,789)
          Net cash provided by (used in) investing
          activities                                       486,421      43,559

          Cash flows from financing activities:
          Increase (decrease) in notes payable and
          long-term obligations                           (434,337)   (122,289)
          Purchase and retirement of treasury stock            -       (64,456)
          Net cash provided by (used in) financing
          activities                                      (434,337)   (186,745)

          NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                     (107,780)     29,681

          Cash and cash equivalents - beginning of
          period                                           378,340     542,086

          Cash and cash equivalents- end of period       $ 270,560  $  571,767

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                     Three months ended October 31, 1999 and 1998
                                     (Unaudited)
                                                            Three months ended
                                                                October 31,
                                                             1999        1998

          Supplemental disclosures of cash flow information:

          Cash paid during the period for Interest       $  69,578  $   72,835



                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   October 31, 1999

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

          The statements were prepared using generally accepted accounting principles. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 1999 have been omitted, even though they are necessary for a fair presentation of the financial position at October 31, 1999 and 1998 and the results of operations and cash flows for the periods then ended.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   October 31, 1999

                                     (Unaudited)

          NOTE B - INVENTORIES

          Inventories are comprised as follows:
                                       October 31, 1999   July 31, 1999

          Raw Materials                   $1,098,195       $1,118,659
          Work in process                    366,848          370,982
          Finished Goods                   1,305,584        1,179,639
                                          $2,770,627       $2,669,280

          NOTE C - COMMON AND PREFERRED STOCK AND EARNINGS PER SHARE

          On December 15, 1995, the Company closed on a Note Purchase Agreement with Allied Products Corporation ("Allied"), thereby obtaining Allied's right, title and interest in and to a certain Promissory Note and all security existing thereunder and obligations of Cooper Manufacturing Corporation ("Cooper") under this Note and the Facility Agreement formerly executed by Cooper and its shareholders in exchange for $100,000 in cash and newly issued 90,000 shares of Series A, $10.00 par value, 7% Convertible Preferred stock of the Company. The promissory note was due on December 31, 1995 and demand for payment was made on Cooper and its guarantors. The preferred stock is convertible into common stock of the Company at the ratio of two shares of common stock for each share of preferred stock. Each holder of record of the shares of preferred stock is entitled to one vote per share equal to the voting rights of the common shareholders. The Company has agreed to make whole any deficiency upon conversion and subsequent sale after December 31, 1997 of the Company's common stock for less than $900,000. The Company's common stock trades at approximately $1.00 per share which if sold at that price would require 900,000 shares to be sold to retire the obligation to Allied. The Preferred shares are redeemable in cash plus accrued dividends at any time as the result of an underwriting as defined therein. Accumulated and unpaid dividends to preferred stock amounted to approximately $244,233 at October 31, 1999.

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

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   October 31, 1999

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

          The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three months ended
                                                            1999       1998
          Numerator
          Net income (loss)                              $339,157   $(55,718)

            Preferred stock dividends                     (15,879)   (15,879)

          Numerator for basic earnings per share

          Net income (loss) available to
            common stockholders operations               $323,278   $(71,597)

          Effect of dilutive securities
            Preferred stock dividends                    $ 15,879   $ 15,879

          Numerator for diluted earnings per share

          Net income (loss) available to
            common stockholders after
            assumed conversion                           $339,157  $(55,718)

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   October 31, 1999

                                     (Unaudited)

          NOTE   C  -   COMMON  AND  PREFERRED   STOCK  AND   EARNINGS  PER
          SHARE(Continued)

                                                          Three months ended
                                                            1999      1998
          Denominator
            Denominator for basic earnings per share
          weighted-average shares                       8,343,417 8,166,324

          Effect of dilutive securities:
          Options                                          74,649        -
          Preferred stock                                 900,000        -
                                                          974,649        -
          Denominator for dilutive earnings per share
          assumed conversion                            9,318,066 8,166,324

          Assumed conversion of preferred stock and exercise of options in 1998 are anti-dilutive.

          Options to purchase shares ranging in price from $.50 to $.55 for 77,207 shares and shares ranging in price from $.50 to $2.75 for 352,000 shares were outstanding during 1999 and 1998, respectively and were only included in the computation of dilutive earnings per share for 1999 as the options' exercise price was less than the average market price of the common shares and were dilutive.

          NOTE D - ACCUMULATED OTHER COMPREHENSIVE INCOME:

          The components of other comprehensive income are as follows:

                                            Currency     Pension
                                          Translations  Liability
                                          Adjustments  Adjustments    Total

          Balance at July 31, 1999         $(529,676)   $(237,825)  $(767,501)

          Currency translation adjustments    32,948          -        32,948


          Balance October 31, 1999         $(496,728)   $(237,825)  $(734,553)

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   October 31, 1999

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

                            Three Months Ended October 31, 1999


                                                                       General
                                      Water       Gas      Electric   Corporate    Consolidated

          Sales                    $    -     $  757,867  $2,279,083  $     -      $ 3,036,950
          Cost of goods sold          9,814      420,045   1,817,929        -        2,247,788
          Selling, gen.  & adm.       4,227      297,386     333,958    201,217        836,788

          Operating profit(loss)    (14,041)      40,436     127,196   (201,217)       (47,626)

          Interest, net                 -        (12,610)    (23,683)    83,931         47,638
          Other income(expense)         -         35,001         -      304,144        339,145

          Net earnings (loss) from
           continuing operations   $(14,041)  $   62,827  $  103,513   $186,858    $   339,157

          Assets:
            Receivables            $    -     $  527,358  $1,347,396   $  (16,372) $ 1,858,382
            Inventory              $ 51,870   $  847,985  $1,870,772   $    -      $ 2,770,627
            Total    assets        $284,710   $1,980,992  $4,394,046   $6,791,987  $13,451,735

          Depreciation               $1,189      $18,503     $28,719       $3,093      $51,504

          Additions PP&E             $  -        $25,109     $25,311       $  -        $50,420

          Net earnings were materially effected by the Company's successful resolution of its lawsuit with its former manufacturer's representative of its discontinued metal fabrication segment. The Company had previously provided a reserve of approximately $500,000 against any potential exposure in connection with the lawsuit and any claims made by the purchaser of the business.

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

          Results of Operations

          Summary. The Company reported net earnings (loss) from of $339,157 and $(55,718) for the three months ended October 31, 1999 and 1998, respectively. Operating income decreased by $18,669 to $153,591 the result of lower margins in the gas segment. Gross margins decreased from 29.09% to 25.99%. Selling, general and administrative expenses as a relationship to revenues at the segment level decreased from 23.07% to 20.93% of revenues. Net earnings were materially effected by the Company's successful resolution of its lawsuit with its former manufacturer's representative of its discontinued metal fabrication segment. The Company had previously provided a reserve of approximately $500,000 against any potential exposure in connection with the lawsuit and any claims made by the purchaser of the business.

          Increases(decreases) for the three months period ended October 31, 1999, as compared with the similar period of 1998, for key operating data were as follows:


                                                     Three Months Ended
                                                      October 31, 1999

                                                    Increase     Percent
                                                   (Decrease)    Change

          Operating Revenues                        $172,950       6.14
          Operating Income                           (18,669)    (10.84)
          Earnings (loss) from operations
          before income taxes                        394,875     708.70
          Net Earnings Per Share                         .05     500.00

          The following table represents the changes [increase/(decrease)] in operating revenues, operating income and net earnings before income taxes by the respective industry segments when compared to the previous period:

                                                    Three Months Ended
                                                     October 31, 1999
                                                     Increase
                                                   (Decrease)    Percent
          Operating Revenues:

            Water                                   $    -           -
            Gas                                        3,898       2.25
            Electric                                 169,052      97.75

                                                    $172,950     100.00

          Operating Income (Loss):

            Water                                   $ 21,858     117.08
            Gas                                      (63,076)   (337.86)
            Electric                                  22,549     120.78

                                                     (18,669)    100.00

          General Corporate                           94,087
          Other Income (Expense)                     319,457

          Earnings from continuing operations
            before Income Taxes                     $394,875

          Water segment had no revenues during the first quarter of fiscal 2000. Expenses amounted to $14,041 which were monies expended for further development and testing of the newly designed "Watermaker." The Company continues to test and develop this technology to ultimately produce reliable, safe and marketable products.

          Gas revenues increased by $3,898 for the three months ended October 31, 1999. Operating income decreased by $(63,076) for the three months ended October 31, 1999, resulting in operating profit of $40,436, the result of decreasing margins and offset by slightly reduced selling, general and administrative expenses.

          Electric revenues for the three months ended October 31, 1999, increasing by $169,052 or 8.01%. Gross margins for the three months remained relatively unchanged around 20%. Operating profits increased by $22,549 due to the increased revenue. The electric segment consist of only the Canadian meter socket and pole line hardware product lines selling almost entirely in the Canadian markets.

          With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Operating profits decreased by 10.84%, the effect of decreased margins 3.10% and offset by reduced selling, general and administrative expenses by 2.14%, discussed above, for the three months ended October 31, 1999.

          Liquidity and Capital Resources

          Liquidity. Current assets of the Company totaled $7,138,933 at October 31, 1999 and $8,046,651 at July 31, 1999. Current
          liabilities decreased by $(362,530), resulting in a decrease in working capital (current assets less current liabilities) to $4,011,021 at October 31, 1999, from $4,556,209 at July 31, 1999.
          The Company believes that it has and will generate sufficient cash to meet its working capital requirements and debt obligations.

          Hydel has a working capital line-of-credit with a Canadian bank in the amount of approximately $1,500,000. The Canadian credit facility is secured by receivables, inventories and equipment of Hydel.

          The Company continues to borrow under its CIT Group Credit/Finance, Inc. revolving and term loan facility. Borrowing under the revolving portion is based on eligible accounts receivable and inventory. The outstanding revolving loan balance was $343,484 and the term loan balance was $53,116 at October 31, 1999.

          Capital Expenditures

             For Fiscal 2000, the Company (and its subsidiaries) does not anticipate any significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries.

          Dividend Policy

          No cash dividends have been declared by the Company's Board of Directors since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize it cash flow to invest in its businesses. Cumulative dividends on the Series A, 7% Convertible Preferred Stock, have not been paid and amounted to $244,233 as of October 31, 1999.

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

                                       PART II

          ITEM 1.  LEGAL PROCEEDINGS

          Ammon & Rizos Co., Inc. Vs. Metal Products, Inc.-Cause No.; 97-06860-C; District Court Dallas County, Texas. The former manufacturers representative of Logic, Ammon & Rizos Co, has filed a suit against the Company, the Company's chairman of the board, Logic, and New Logic Design Metals, Inc. ("New Logic")(the purchaser of the assets) for unpaid fees, assumed by New Logic and a previous adjustment in prior fees plus prospective fees from New Logic's sales. This case was settled by all parties on November 17, 1999 with a payment of $500,000 to the plaintiff of which the Company contributed $200,000 to the settlement. The balance of $300,000 was paid by New Logic.


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


          Dated: November 29, 1999