Form 10-Q
period 2000-01-31
ELECTRIC & GAS TECHNOLOGY INC
filed 2000-03-09
CIK 785819

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)
          [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter period ended:  January 31, 2000

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

          Common - $0.01 Par Value - 8,343,417 shares at March 6, 2000.

                  ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                  Index to Form 10-Q
                        For the Quarter Ended January 31, 2000

                                                                       Page

          Part I - Financial Information

          1.  Condensed Consolidated Financial Statements:

          (a)Condensed Consolidated Balance Sheets as
          of January 31, 2000 and July 31, 1999                          3

          (b)Condensed Consolidated Statements of
          Operations for the three and six months
          ended January 31, 2000 and 1999                                4

          (c)Condensed Consolidated Statements of
          Changes in Stockholders' Equity for
          six months ended January 31, 2000                              5

          (c)Condensed Consolidated Statements of
          Cash Flows for the six months ended
          January 31, 2000 and 1999                                      6

          (d)Notes to Condensed Consolidated
          Financial Statements                                        7-12

          2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    13-16

          Part II - Other Information

          Item 1 - Legal Proceedings                                    17

          Item 6 - Exhibits and Reports on Form 8-K                     17

          Signature (pursuant to General Instruction E)                 18

          All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed
          Consolidated Financial Statements or Notes thereto.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          January 31, 2000 and July 31, 1999
                                        ASSETS
                                                      January 31,     July 31,
                                                          2000          1999
          CURRENT ASSETS(Unaudited)
          Cash and cash equivalents                   $   504,025  $   378,340
          Certificates of deposit                       1,713,886    2,810,842
          Investments                                       3,318      519,646
          Accounts receivable, net                      1,668,274    1,606,637
          Inventories                                   2,868,580    2,669,280
          Prepaid expenses                                 38,554       61,906
          Total current assets                          6,796,637    8,046,651

          PROPERTY, PLANT AND EQUIPMENT, net            1,778,163    1,797,363

          OTHER ASSETS                                  4,646,017    3,628,276

          TOTAL ASSETS                                $13,220,817  $13,472,290

                         LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
          Notes payable                               $ 1,194,243  $ 1,731,202
          Accounts payable                              1,321,763    1,330,054
          Accrued liabilities                             245,076      276,060
          Current maturities of long-term obligations     156,731      153,126
          Total current liabilities                     2,917,813    3,490,442

          LONG-TERM OBLIGATIONS
          Long-term obligations, less current
             maturities                                 1,132,699    1,210,254

          STOCKHOLDERS' EQUITY
          Preferred stock, $10 par value, 5,000,000
             shares authorized, 90,000 issued and
             outstanding                                  900,000      900,000
          Common stock, $.01 par value, 30,000,000
             shares authorized and 8,343,417 issued
             and outstanding                               83,434       83,434
          Additional paid-in capital                    9,258,795    9,258,795
          Retained earnings                               838,133      496,866
          Pension liability adjustment                   (237,825)    (237,825)
          Cumulative translation adjustments             (472,232)    (529,676)
                                                       10,370,305    9,971,594
          Reserve for preferred stock redemption       (1,200,000)  (1,200,000)
          Total stockholders' equity                    9,170,305    8,771,594

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $13,220,817  $13,472,290

                               See accompanying notes.
                                          3

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three and Six Months Ended January 31, 2000 and 1999
                                     (Unaudited)

                                 Three months ended        Six months ended
                                     January 31,               January 31,
                                  2000        1999         2000        1999

   Sales                       $3,069,538  $2,696,458   $6,106,488  $5,560,458
   Cost of goods sold           2,374,495   1,991,264    4,622,283   4,022,248

   Gross profit                   695,043     705,194    1,484,205   1,538,210
   Selling, general and
     administrative  expenses     813,498   1,011,863    1,650,286   1,967,923

   Operating profit (loss)       (118,455)   (306,669)    (166,081)   (429,713)

   Other income and (expenses)
        Interest, net               4,296      58,770       51,934     106,663
        Minority interest             -         1,696          -         4,576
        Investment gain            10,969         -        347,830         -
        Other, net                105,301      31,644      107,584      48,198

                                  120,566      92,110      507,348     159,437


   NET EARNINGS (LOSS)              2,111    (214,559)     341,267    (270,276)

        Dividend on preferred
           stock                   15,879      15,879       31,759      31,759

   Net earnings (loss) applicable
        to common stock          $(13,768)  $(230,438)   $ 309,508   $(302,035)

        Earnings (loss) available per Common share:

        Net income                  $0.00      $(0.03)       $0.04      $(0.04)

   Earnings (loss) available per Common share - assuming dilution:

        Net income                  $0.00      $(0.03)       $0.04      $(0.03)

                               See accompanying notes.
                                          4


                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       Six months ended January 31, 2000

                                                  (Unaudited)
                                                                              Accumulated    Reserve
                                                                                Other      Redemption
                                    Preferred  Common    Paid-in   Retained  Comprehensive  Preferred
                                      Stock     Stock    Capital   Earnings    Income         Stock       Total

   Balance at July 31, 1999         $900,000  $83,434  $9,258,795  $496,866  $(767,501)   $(1,200,000) $8,771,594

   Net income                                                       341,267                               341,267
   Currency translation adjustments                                             57,444                     57,444
   Comprehensive income (loss)                                                                            398,711

   Balance at January 31, 2000      $900,000  $83,434  $9,258,795  $838,133  $(710,057)   $(1,200,000) $9,170,305

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Six months ended January 31, 2000 and 1999
                                     (Unaudited)
                                                            Six months ended
                                                               January 31,
                                                            2000        1999
          Increase (decrease) in cash:
          Cash flows from operating activities:
          Net earnings (loss)                            $ 341,267  $ (270,276)
          Adjustments to reconcile net earnings (loss)
             to net cash provided by operating
             activities:
          Depreciation and amortization                    103,739      96,727
          Minority interest                                    -        (4,576)
          Gain on investments                             (347,830)        -
          Changes in assets and liabilities:
             Accounts receivable                           (61,637)    282,962
             Inventories                                  (199,300)   (298,607)
             Prepaid expenses                               23,352     (24,031)
             Other assets                                   49,350     415,984
             Accounts payable                                3,436    (105,555)
             Accrued liabilities                           (30,984)     79,978

          Net cash provided by (used in) operating
             activities                                   (118,607)    172,606

          Cash flows from investing activities:
          Investments                                    1,613,284     (93,444)
          Increase in long-term investments               (635,870)        -
          Purchase and retirement of treasury stock            -      (114,456)
          Purchase of property, plant and equipment        (84,539)    (63,937)
          Net cash provided by (used in) investing
             activities                                    892,875    (271,837)

          Cash flows from financing activities:
          Increase (decrease) in notes payable and
          long-term obligations                           (565,192)   (231,576)
          Due to/from affiliate                            (83,391)     62,449
          Net cash provided by(used in)financing
             activities                                   (648,583)   (169,127)

          NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                      125,685    (268,358)

          Cash and cash equivalents-beginning of period    378,340     542,086

          Cash and cash equivalents - end of period      $ 504,025   $ 273,728

          Supplemental disclosures of cash flow information:
          Cash paid during the year for Interest         $ 275,033   $ 255,480

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   January 31, 2000

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

          The statements were prepared using generally accepted accounting principles. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 1999 have been omitted, even though they are necessary for a fair presentation of the financial position at January 31, 2000 and 1999 and the results of operations and cash flows for the periods then ended.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 2000

                                     (Unaudited)
          NOTE B - INVENTORIES

          Inventories are comprised as follows:

                              January 31, 2000       July 31, 1999

          Raw Materials           $1,064,883           $1,118,659
          Work in process            376,822              370,982
          Finished Goods           1,426,875            1,179,639
                                  $2,868,580           $2,669,280

          NOTE C - PREFERRED STOCK AND EARNINGS PER SHARE

          On December 15, 1995, the Company closed on a Note Purchase Agreement with Allied Products Corporation ("Allied"), thereby obtaining Allied's right, title and interest in and to a certain Promissory Note and all security existing thereunder and obligations of Cooper Manufacturing Corporation ("Cooper") under this Note and the Facility Agreement formerly executed by Cooper and its shareholders in exchange for $100,000 in cash and newly issued 90,000 shares of Series A, $10.00 par value, 7% Convertible Preferred stock of the Company. The promissory note was due on December 31, 1995 and demand for payment was made on Cooper and its guarantors. The preferred stock is convertible into common stock of the Company at the ratio of two shares of common stock for each share of preferred stock. Each holder of record of the shares of preferred stock is entitled to one vote per share equal to the voting rights of the common shareholders. The Company has agreed to make whole any deficiency upon conversion and subsequent sale after December 31, 1997 of the Company's common stock for less than $900,000. The Company's common stock trades at approximately $1.00 per share which if sold at that price would require 960,000 shares to be sold to retire the obligation to Allied. The Preferred shares are redeemable in cash plus accrued dividends at any time as the result of an underwriting as defined therein. Accumulated and unpaid dividends to preferred stock amounted to approximately $260,112 at January 31, 2000.

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

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 2000

                                     (Unaudited)
          NOTE C - PREFERRED STOCK AND EARNINGS PER SHARE(Continued)

          The following table sets forth the computation of basic and diluted earnings per share:

                                       Three months ended    Six months ended
                                        2000       1999       2000       1999
   Numerator
   Net income (loss)                $   2,111  $(214,559)   $341,267  $(270,276)

   Preferred  stock  dividends        (15,879)   (15,879)    (31,759)   (31,759)

   Numerator for basic earnings per share

   Net income (loss) available to
      common stockholders           $ (13,768) $(230,438)   $309,508  $(302,035)

   Effect of dilutive securities
   Preferred  stock dividends       $  15,879  $  15,879    $ 31,759  $  31,759

   Numerator for diluted earnings per share

   Net income (loss) available to
      common stockholders after
      assumed conversion            $   2,111  $(214,559)   $341,267  $(270,276)

   Denominator
   Denominator for basic earnings per share
      weighted-average shares       8,343,417  8,148,624   8,343,417  8,164,241

   Effect of dilutive securities:
      Options                          74,649        -        74,649        -
      Preferred stock                 960,000        -       960,000        -

                                    1,034,649        -     1,034,649        -

   Denominator for dilutive earnings per share
      assumed conversion            9,378,066  8,148,624   9,378,066  8,164,241

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 2000

                                     (Unaudited)
          NOTE C - PREFERRED STOCK AND EARNINGS PER SHARE(Continued)

          Assumed conversion of preferred stock 1999 is anti-dilutive.

          Options to purchase shares ranging in price from $.50 to $.55 for 77,207 shares and shares ranging in price from $.50 to $2.75 for 352,000 shares were outstanding during 2000 and 1999, respectively but were only included in the computation of dilutive earnings per share for 2000 because the options' exercise price was less than the average market price of the common shares and were dilutive.

          NOTE D - ACCUMULATED OTHER COMPREHENSIVE INCOME:

          The components of other comprehensive income are as follows:

                                            Currency     Pension
                                          Translations  Liability
                                           Adjustments Adjustments   Total

          Balance at July 31, 1999          $(529,676)  $(237,825)  $(767,501)

          Currency translation adjustments     57,444         -        57,444

          Balance January 31, 2000          $(472,232)  $(237,825)  $(710,057)

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 2000

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

                                    Three Months Ended January 31, 2000
                                                          General
                          Water       Gas     Electric   Corporate Consolidated

  Sales                 $  2,241  $ 669,798  $2,397,499  $     -    $3,069,538
  Cost of goods sold      19,823    405,154   1,949,518        -     2,374,495
  Selling, gen. & adm.     3,352    253,547     344,606    211,993     813,498

  Operating profit(loss) (20,934)    11,097     103,375   (211,993)   (118,455)

  Interest, net              -      (16,616)    (23,093)    44,005       4,296
  Other income(expense)      -       10,426         -      105,844     116,270

  Net earnings (loss)   $(20,934) $   4,907   $  80,282  $ (62,144)  $   2,111

  Assets:
    Receivables         $    -    $ 356,408  $1,149,700 $  162,166  $1,668,274
    Inventories         $ 51,870  $ 819,208  $1,997,502 $      -    $2,868,580
    Total assets        $281,285 $1,874,501  $4,309,636 $6,755,395 $13,220,817

  Depreciation            $1,189    $18,503     $29,451     $3,093     $52,236

  Additions PP&E          $  -      $ 4,266     $24,171     $5,682     $34,119

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 2000

                                     (Unaudited)

          NOTE E - INDUSTRY SEGMENT DATA(Continued):

                                  Six Months Ended January 31, 2000

                                                          General
                          Water       Gas     Electric   Corporate Consolidated

  Sales                 $  2,241 $1,427,665  $4,676,582  $     -   $6,106,488
  Cost of goods sold      29,637    825,199   3,767,447        -    4,622,283
  Selling, gen. & adm.     7,579    550,933     678,564    413,210  1,650,286

  Operating profit(loss) (34,975)    51,533     230,571   (413,210)  (166,081)

  Interest, net              -      (29,226)    (46,776)   127,936     51,934
  Other  income(expense)     -       45,427         -      409,987    455,414

  Net  earnings (loss)  $(34,975)$   67,734  $  183,795  $ 124,713 $  341,267

  Depreciation            $2,378 $   37,006  $   58,170  $   6,186 $  103,740

  Additions PP&E          $  -   $   29,375  $   49,482  $   5,682 $   84,539

          Net earnings were materially effected by the Company's successful resolution of its lawsuit with its former manufacturer's representative of its discontinued metal fabrication segment. The Company had previously provided a reserve of approximately $500,000 against any potential exposure in connection with the lawsuit and any claims made by the purchaser of the business.
          This suit and any claims were settled whereby the Company contributed approximately $200,000 to a global settlement. The balance resulted in a gain of approximately $300,000.

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

          Results of Operations

          Summary.   The Company reported net  earnings $341,267 and $2,111
          for the six and three months ended January 31, 2000, respectively. This compared to losses of $(270,276) and $(214,559) for the six and three months ended January 31, 1999, respectively. Operating income decreased by $(35,869) and $(17,200) for the six and three month periods, the result of reduced performance in the gas segment in both revenues and margins. These reductions were partially offset by increased revenue in the electric segment. Gross margins decreased from 27.66% to 24.31%, principally affected by the gas segment. Selling, general and administrative expenses as a relationship to revenues at the segment level decreased from 22.57% to 20.26% of revenues.

          Increases(decreases) for the three and six months period ended January 31, 2000, as compared with the similar period of 1999, for key operating data were as follows:


                                     Three Months Ended   Six Months Ended
                                      January 31, 2000    January 31, 2000

                                    Increase    Percent  Increase    Percent
                                   (Decrease)    Change (Decrease)    Change

          Operating Revenues        $373,080     12.15   $546,030      8.94
          Operating profit (loss)    (17,200)   (15.53)   (35,869)   (12.67)
          Net earnings               218,366    100.98    616,118    224.16
          Net Earnings Per Share         .03    100.00        .08    200.00

          The following table represents the changes [increase/(decrease)] in operating revenues, operating income and net earnings before income taxes by the respective industry segments when compared to the previous period:
                                     Three Months Ended   Six Months Ended
                                      January 31, 2000     January 31,2000

                                     Increase             Increase
                                    (Decrease)  Percent  (Decrease)  Percent

          Operating Revenues:

            Water                   $   2,241      .60   $  2,241       .41
            Gas                       (70,492)  (18.89)   (66,594)   (12.20)
            Electric                  441,331   118.29    610,383    111.79

                                    $ 373,080   100.00   $546,030    100.00

          Operating Profit (Loss):

            Water                   $  (3,008)  (17.49)  $ 18,850     52.55
            Gas                       (38,359) (223.02)  (101,435)  (282.79)
            Electric                   24,167   140.51     46,716    130.24

                                      (17,200)  100.00    (35,869)   100.00

          General Corporate           205,414             299,501
          Other Income (Expense)       30,152             352,486

          Net earnings               $218,366            $616,118

          Water revenues for the six months ended January 31, 2000 amounted to $2,241 which was a sale of a demonstrator of this segments "Watermaker" product occurring during the second quarter. No revenues were recorded during fiscal 1999. Expenses were $37,216 and $23,175 for the six and three months ended January 31, 2000, respectively. This compares to expenses of $53,825 and $17,926 for the six and three months ended January 31, 1999, respectively.
          The Company continues to test and develop this technology to produce reliable, safe and marketable products.

          Gas revenues decreased by $(66,594) and $(70,492) for the six and three months ended January 31, 2000. Operating income decreased by $(101,435) and $(38,359) for the six and three months ended January 31, 2000, resulting in operating profit of $51,533 and $11,097, respectively. Selling, general and administrative expenses decreased by $(33,226) for the six month period. A new BTU meter which has been under development for the past few years is currently undergoing field testing. Significant sales from this product are not expected until fiscal 2001.

          Electric revenues increased for the six and three months ended January 31, 2000 by $610,383 and $441,331. Operating profits increased by $46,716 and $24,167 for the six and three months ended January 31, 2000, respectively. In spite of the revenue increases, operating profits rose only slightly due to a decline in margins of approximately 1%. The margins were affected by competition, production equipment problems and product mix. The electric segment consist of only the Canadian meter socket and pole line hardware product lines selling almost entirely in the Canadian markets.

          With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Operating losses were reduced by 61.35% and 61.37% for the six and three months ended January 31, 2000, respectively, the effect of reduced selling, general and administrative costs and electric segment's revenue increases.

          Liquidity and Capital Resources

          Liquidity. Current assets of the Company totaled $6,796,637 at January 31, 2000, down from current assets of $8,046,651 at July 31, 1999, or a decrease of $(1,250,014). Current liabilities decreased by $(572,629), resulting in a decrease in working capital (current assets less current liabilities) to $3,878,824 at January 31, 2000, from $4,556,209 at July 31, 1999. The
          Company believes that it has and will generate sufficient cash to meet its working capital requirements and debt obligations.

          Hydel has a working capital line-of-credit with a Canadian bank in the amount of approximately $2,200,000 and additional equipment line of $650,000 in Canadian dollars. The Canadian credit facility is secured by receivables, inventories and equipment of Hydel.

          The Company continues to borrow under its CIT Group Credit/Finance, Inc. revolving and term loan facility. Borrowing under the revolving portion is based on eligible accounts receivable and inventory. The outstanding revolving loan balance was $298,250 and the term loan balance was $48,825 at January 31, 2000.

          Capital Expenditures

             For Fiscal 2000, the Company does not anticipate any significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its gas and water subsidiaries. Planned expenditures of approximately $450,000 for new equipment in its electric segment may occur during the last half of fiscal 2000 and/or the first quarter of fiscal 2001. These additions are expected to be partially financed through our Canadian financial institutions.

          Dividend Policy

          No cash dividends have been declared by the Company's Board of Directors since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize it cash flow to invest in its businesses. Cumulative dividends on the Series A, 7% Convertible Preferred Stock, have not been paid and amounted to $260,112 as of January 31, 2000.

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

          Inflation. The Company does not expect the current effects of inflation to have any material effect on its operations in the foreseeable future. The largest single impact affecting the Company's overall operations is the general state of the economy and principally new home construction.

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

                                       PART II

          ITEM 1.  LEGAL PROCEEDINGS

          Ammon & Rizos Co., Inc. Vs. Metal Products, Inc.-Cause No.; 97-06860-C; District Court Dallas County, Texas. The former manufacturers representative of Logic, Ammon & Rizos Co, has filed a suit against the Company, the Company's chairman of the board, Logic, and New Logic Design Metals, Inc. ("New Logic")(the purchaser of the assets) for unpaid fees, assumed by New Logic and a previous adjustment in prior fees plus prospective fees from New Logic's sales. This case was settled by all parties on November 17, 1999 with a payment of $500,000 to the plaintiff of which the Company contributed $200,000 to the settlement. The balance of $300,000 was paid by New Logic. The Company had previously  sold (1997)  its  metal fabrication  business to  New
          Logic.

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


          Dated: March 8, 2000