Form 10-Q
period 2000-04-30
ELECTRIC & GAS TECHNOLOGY INC
filed 2000-06-07
CIK 785819

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)
          [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter period ended:  April 30, 2000

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

          Common - $0.01 Par Value - 8,343,417 shares at May 31, 2000.

                  ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                  Index to Form 10-Q
                         For the Quarter Ended April 30, 2000


                                                                       Page
          Part I - Financial Information

          1.  Report of Independent Accountants                          3

          2.  Condensed Consolidated Financial Statements:

          (a)Condensed Consolidated Balance Sheets as
          of April 30, 2000 and July 31, 1999                            4

          (b)Condensed Consolidated Statements of
          Operations for the three and nine months
          ended April 30, 2000 and 1999                                  5

          (c)Condensed Consolidated Statements of
          Changes in Stockholders' Equity for the
          nine months ended April 30, 2000                               6

          (c)Condensed Consolidated Statements of
          Cash Flows for the nine months ended
          April 30, 2000 and 1999                                        7

          (d)Notes to Condensed Consolidated
          Financial Statements                                         8-13

          3.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     14-17

          Part II - Other Information

          Item 1 - Legal Proceedings                                    18

          Item 4 - Submission of Matters to a Vote of Security Holders  18

          Item 6 - Exhibits and Reports on Form 8-K                     18

          Signature (pursuant to General Instruction E)                 19

          All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed
          Financial Statements or Notes thereto.

                          REPORT OF INDEPENDENT ACCOUNTANTS


          Board of Directors
          Electric & Gas Technology, Inc.

          We have reviewed the accompanying condensed consolidated balance sheet of Electric & Gas Technology, Inc. and Subsidiaries as of April 30, 2000 and the related condensed consolidated statements of operations for the three and nine months periods then ended and changes in stockholders' equity and cash flows for nine months
          periods then ended.   These statements  are the responsibility of
          the Company's management.

          We conducted our review in accordance with standards established by the American Institute of Certified Public Accountant. A review of interim financial information consists principally of analytical procedures applied to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

          Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements in order for them to be in conformity with generally accepted accounting principles.

          We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented separately herein), and in our report dated October 8, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 30, 2000 is fairly stated, in all material respects, in relation to the balance sheet taken as a whole.


          /s/ Jackson & Rhodes P.C.

          Jackson & Rhodes P. C.

          Dallas, Texas
          June 5, 2000

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                           April 30, 2000 and July 31, 1999
                                        ASSETS
                                                      April 30,      July 31,
                                                         2000          1999
          CURRENT ASSETS                             (Unaudited)
          Cash and cash equivalents                $    294,914  $    378,340
          Certificates of deposit                     1,713,886     2,810,842
          Investments, market                             3,318       519,646
          Accounts receivable, net                    1,762,139     1,606,637
          Inventories                                 2,844,842     2,669,280
          Prepaid expenses                               54,449        61,906
          Total current assets                        6,673,548     8,046,651

          PROPERTY, PLANT AND EQUIPMENT, net          1,724,521     1,797,363

          OTHER ASSETS                                4,820,131     3,628,276

          TOTAL ASSETS                              $13,218,200   $13,472,290

                         LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
          Notes payable                             $ 1,377,680   $ 1,731,202
          Accounts payable                            1,093,771     1,330,054
          Accrued liabilities                           323,983       276,060
          Current maturities of long-term obligations   153,251       153,126
          Total current liabilities                   2,948,685     3,490,442

          LONG-TERM OBLIGATIONS
          Long-term obligations, less current
            maturities                                1,122,187     1,210,254

          STOCKHOLDERS' EQUITY
          Preferred stock, $10 par value, 5,000,000
            shares authorized, 90,000 issued and
            outstanding                                 900,000       900,000
          Common stock, $.01 par value, 30,000,000
            shares authorized, issued 8,343,417          83,434        83,434
          Additional paid-in capital                  9,258,795     9,258,795
          Retained earnings                             861,730       496,866
          Pension liability adjustment                 (237,825)     (237,825)
          Cumulative translation adjustment            (509,443)     (529,676)
                                                     10,356,691     9,971,594
          Treasury stock, 8,500 shares, at cost          (9,363)          -
          Reserve for preferred stock redemption     (1,200,000)   (1,200,000)
          Total stockholders' equity                  9,147,328     8,771,594

          TOTALLIABILITIES AND STOCKHOLDERS' EQUITY $13,218,200   $13,472,290


                               See accompanying notes.

              ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            Three and Nine Months Ended April 30, 2000 and 1999
                                (Unaudited)

                                   Three months ended     Nine months ended
                                        April 30,              April 30,
                                     2000       1999        2000       1999

     Sales                       $2,509,356 $2,816,160  $8,615,844 $8,376,618
     Cost of goods sold           1,992,596  2,033,148   6,614,879  6,055,396

     Gross profit                   516,760    783,012   2,000,965  2,321,222

     Selling, general and
       administrative  expenses     930,052    954,263   2,580,338  2,922,186

     Operating  profit  (loss)     (413,292)  (171,251)   (579,373)  (600,964)

     Other income and (expenses)
          Interest, net              (9,423)    89,416      42,511    196,079
          Minority interest             -        1,079         -        5,654
          Investment gain           342,427    182,045     690,257    182,045
          Other, net                (54,060)   (43,634)     53,524      4,565

                                    278,944    228,906     786,292    388,343

     Income (loss) before federal
       income tax credit           (134,348)    57,655     206,919   (212,621)

     Federal income tax credit      157,945        -       157,945        -

     NET EARNINGS (LOSS)             23,597     57,655     364,864   (212,621)

     Dividend on preferred stock     15,362     15,362      47,121     47,121

     Net earnings (loss) applicable
       to common stock             $  8,235 $   42,293    $317,743  $(259,742)

     Earnings (loss) available per Common share:

     Net income (loss)                 $NIL      $0.01      $0.04      $(0.03)
     Earnings (loss) available per Common share - assuming dilution:

     Net income (loss)                 $NIL      $0.01      $0.04      $(0.03)

                               See accompanying notes.

                               ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONDENSEDCONSOLIDATED STATEMENTSOF CHANGESIN STOCKHOLDERS'EQUITY
                                       Nine months ended April 30, 2000
                                                  (Unaudited)
                                                                                  Accumulated             Reserve
                                                                                     Other              Redemption
                                      Preferred  Common     Paid-in    Retained  Comprehensive Treasury  Preferred
                                        Stock     Stock     Capital    Earnings     Income       Stock     Stock         Total

     Balance at July 31, 1999         $900,000   $83,434   $9,258,795  $496,866   $(767,501)   $   -    $(1,200,000)  $8,771,594

     Net income                                                         364,864                                          364,864
     Currency translation adjustments                                                20,233                               20,233
     Comprehensive income                                                                                                385,097
     Purchase of treasury stock            -         -            -         -           -       (9,363)         -         (9,363)

     Balance at April 30, 2000        $900,000   $83,434   $9,258,795  $861,730   $(747,268)   $(9,363) $(1,200,000)  $9,147,328


                            See accompanying notes.
                                       6

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine months ended April 30, 2000 and 1999(Unaudited)
                                                           Nine months ended
                                                                April 30,
                                                            2000        1999
    Increase (decrease) in cash:
    Cash flows from operating activities:
    Net earnings (loss)                                $   364,864 $  (212,621)
    Adjustments to reconcile net earnings ( loss)
       to net cash used by operating activities:
    Depreciation and amortization                          155,721     144,524
    Minority interest                                          -        (5,654)
        Gain on investments                               (690,257)   (182,045)
    Changes in assets and liabilities:
       Accounts receivable                                (155,502)    175,541
       Inventories                                        (175,562)   (522,221)
       Prepaid expenses                                      7,457     (64,957)
       Other assets                                        184,032     386,210
       Accounts payable                                   (273,210)   (292,722)
       Accrued liabilities                                  47,923     175,240
    Net cash provided by(used in) operating activities    (534,534)   (398,705)
    Cash flows from investing activities:
       Investments                                       1,613,284   1,360,918
       Increase in long-term investments                  (608,500)        -
       Purchase and retirement of treasury stock            (9,363)   (114,456)
    Reserve for redemption of preferred stock                  -    (1,200,000)
    Purchase of property, plant and equipment              (82,879)   (184,826)
    Net cash provided by(used in) investing activities     912,542    (138,364)

    Cash flows from financing activities:
    Increase (decrease) in notes payable and
    long-term obligations                                 (384,304)     59,658
    Due to/from affiliate    (77,130)    77,170
    Net cash provided by(used in) financing activities    (461,434)    136,828

    NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                         (83,426)   (400,241)

     Cash and cash equivalents - beginning of period       378,340     542,086

     Cash and cash equivalents - end of period          $  294,914 $   141,845

     Supplemental disclosures of cash flow information:
     Cash paid during the period for Interest           $  384,913 $   426,105

                            See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    April 30, 2000

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

          The statements were prepared using generally accepted accounting principles. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 1999 have been omitted, even though they are necessary for a fair presentation of the financial position at April 30, 2000 and 1999 and the results of operations and cash flows for the periods then ended.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                    April 30, 2000

                                     (Unaudited)
          NOTE B - INVENTORIES

          Inventories are comprised as follows:
                            April 30, 2000    July 31, 1999

          Raw Materials       $  996,402       $1,118,659
          Work in process        385,138          370,982
          Finished Goods       1,463,302        1,179,639

                              $2,844,842       $2,669,280

          NOTE C - PREFERRED STOCK AND EARNINGS PER SHARE

          On December 15, 1995, the Company closed on a Note Purchase Agreement with Allied Products Corporation ("Allied"), thereby obtaining Allied's right, title and interest in and to a certain Promissory Note and all security existing thereunder and obligations of Cooper Manufacturing Corporation ("Cooper") under this Note and the Facility Agreement formerly executed by Cooper and its shareholders in exchange for $100,000 in cash and newly issued 90,000 shares of Series A, $10.00 par value, 7% Convertible Preferred stock of the Company. The promissory note was due on December 31, 1995 and demand for payment was made on Cooper and its guarantors. The preferred stock is convertible into common stock of the Company at the ratio of two shares of common stock for each share of preferred stock. Each holder of record of the shares of preferred stock is entitled to one vote per share equal to the voting rights of the common shareholders. The Company had agreed to make whole any deficiency upon conversion and subsequent sale after December 31, 1997 of the Company's common stock for less than $900,000. The Company's common stock trades at approximately $1.25 per share which if sold at that price would require 720,000 shares to be sold to retire the obligation to Allied. The Preferred shares are redeemable in cash plus accrued dividends at any time as the result of an underwriting as defined therein. Accumulated and unpaid dividends to preferred stock amounted to approximately $275,647 at April 30, 2000.

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

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                    April 30, 2000

                                     (Unaudited)

          NOTE C - PREFERRED STOCK AND EARNINGS PER SHARE(Continued)

          The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three months ended     Nine months ended
                                                  2000        1999       2000        1999
          Numerator
          Net income (loss)                      $23,597     $57,655   $364,864   $(212,621)

            Preferred stock dividends            (15,362)    (15,362)   (47,121)    (47,121)

          Numerator for basic earnings per share

          Net income (loss) available to
            common  stockholders operations     $  8,235  $   42,293   $317,743   $(259,742)

          Effect of dilutive securities
            Preferred stock dividends           $ 15,362  $   15,362   $ 47,121   $  47,121

          Numerator for diluted earnings per share

          Net income (loss) available to
            common stockholders after
            assumed conversion                  $ 23,597  $   57,655   $364,864   $(212,621)

          Denominator
            Denominator for basic earnings per share
            Weighted-average shares            8,337,417   8,130,624  8,341,417   8,130,624

          Effect of dilutive securities:
          Options                                 44,936     200,732     44,936        -
          Preferred stock                        720,000     600,000    720,000        -

                                                 764,936     800,732    764,936        -

          Denominator for dilutive earnings per share
          assumed conversion                   9,102,353   8,931,356  9,106,353  8,130,624

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                    April 30, 2000

                                     (Unaudited)

          NOTE C - PREFERRED STOCK AND EARNINGS PER SHARE(Continued)

          Assumed conversion of preferred stock in 1999 is anti-dilutive.

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


          NOTE D - ACCUMULATED OTHER COMPREHENSIVE INCOME:

          The components of other comprehensive income are as follows:
                                            Currency     Pension
                                          Translations  Liability
                                           Adjustments Adjustments  Total

          Balance at July 31, 1999          $(529,676) $(237,825) $(767,501)

          Currency translation adjustments     20,233        -       20,233

          Balance April 30, 2000            $(509,443) $(237,825) $(747,268)

          The earnings associated with the Company's investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal income taxes on these earnings or translation adjustments has been provided.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                    April 30, 2000

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

                            Three Months Ended April 30, 2000

                                                                         General
                                        Water       Gas     Electric    Corporate Consolidated

          Sales                       $ 2,000   $ 489,778  $2,017,578  $     -     $2,509,356
          Cost of goods sold           15,555     373,550   1,603,491        -      1,992,596
          Selling, gen.  & adm.         7,066     289,447     359,917    273,622      930,052

          Operating profit(loss)      (20,621)   (173,219)     54,170   (273,622)    (413,292)

          Interest, net                   -       (12,966)    (22,983)    26,526       (9,423)
          Other income(expense)       385,832      11,148         -     (108,613)     288,367

          Net earnings (loss) before
           income taxes               $365,211  $(175,037) $   31,187  $(355,709) $  (134,348)

          Assets:
            Receivables               $    -    $ 343,123  $1,200,199   $218,817  $ 1,762,139
            Inventory                 $ 51,870  $ 792,467  $2,000,505   $    -    $ 2,844,842
            Total assets              $567,496 $1,631,048  $4,347,567 $6,672,089  $13,218,200

          Depreciation                  $1,189    $18,503     $29,196     $3,093      $51,981

          Additions PP&E                $  -      $ 1,672     $(3,332)    $  -        $(1,660)

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                    April 30, 2000

                                     (Unaudited)

          NOTE E - INDUSTRY SEGMENT DATA(Continued):

                              Nine Months Ended April 30, 2000

                                                                         General
                                        Water       Gas      Electric   Corporate Consolidated

          Sales                     $    4,241  $1,917,443  $6,694,160 $      -   $8,615,844
          Cost of goods sold            45,192   1,198,749   5,370,938        -    6,614,879
          Selling,  gen. &  adm.        14,645     840,380   1,038,481    686,832  2,580,338

          Operating profit(loss)       (55,596)   (121,686)    284,741   (686,832)  (579,373)

          Interest, net                    -       (42,192)    (69,759)   154,462     42,511
          Other income(expense)        385,832      56,575         -      301,374    743,781

          Net earnings (loss) before
           income taxes               $330,236  $ (107,303) $  214,982  $(230,996) $ 206,919

          Depreciation                  $3,567     $55,509     $87,366     $9,279  $ 155,721

          Additions PP&E                $  -       $31,047     $46,150     $5,682  $  82,879

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

          Results of Operations

          Summary. The Company reported net earnings (loss) of $364,864 and $23,597 for the nine and three months ended April 30, 2000, respectively. This compared to $(212,621) and $57,655 for the nine and three months ended April 30, 1999, respectively. Operating income decreased by $(297,849) and $(261,980) for the nine and three month periods, the result of decreases in revenue and operating profits in the gas segment. For the current quarter the electric segment reported slightly increased revenues, however, operating profits decreased slightly. Gross margins decreased from 27.71% to 23.22% for the nine months ended April 30, 2000. Also, selling, general and administrative expenses as a relationship to revenues at the segment level decreased from 22.87% to 21.98% of revenues. Other income increased significantly from the adjustment to Fair Market Value of the Company's unrestricted stock investment in Far West Group, Inc. which amounted to approximately $385,000. The Company filed a carryback refund tax credit of $157,945 for prior year taxes paid.

          Increases(decreases) for the three and nine months period ended April 30, 2000, as compared with the similar period of 1999, for key operating data were as follows:


                                         Three Months Ended   Nine Months Ended
                                           April 30, 2000       April 30,2000

                                         Increase  Percent   Increase  Percent
                                        (Decrease)  Change  (Decrease)  Change

          Operating Revenues            $(306,804)  (10.89)  $239,226     2.86
          Operating Income               (261,980) (214.93)  (297,849)  (73.49)
          Net earnings (loss) before tax  124,966   220.88    425,194   194.80
          Net Earnings Per Share             (.01) (100.00)       .07   233.33

          The following table represents the changes [increase/(decrease)] in operating revenues, operating income and net earnings before income taxes by the respective industry segments when compared to the previous period:

                                        Three Months Ended   Nine Months Ended
                                           April 30, 2000      April 30, 2000

                                         Increase            Increase
                                        (Decrease)  Percent (Decrease)  Percent

          Operating Revenues:

            Water                       $     -        -    $   2,241      .94
            Gas                          (323,597) (105.47)  (390,191) (163.11)
            Electric                       16,793     5.47    627,176   262.17

                                        $(306,804)  100.00  $ 239,226   100.00

          Operating Income (Loss):

            Water                       $  (7,929)   (3.03) $  10,921     3.67
            Gas                          (248,472)  (94.84)  (349,907) (117.48)
            Electric                       (5,579)   (2.13)    41,137    13.81

                                         (261,980)  100.00   (297,849)  100.00

          General Corporate                19,939             319,440
          Other Income (Expense)          367,007             403,603

          Net earnings (loss) before tax$ 124,966           $ 425,194


          Water revenues amounted to only $4,241 for the nine months ended April 30, 2000. Revenues for the nine months ended April 30, 1999 were $2,000 which are sales of demonstrators of this segments "Watermaker" product. Expenses were $59,837 and $22,621 for the nine and three months ended April 30, 2000, respectively. Expenses were $68,517 and $14,692 for the nine and three months ended April 30, 1999, respectively. The Company continues to test and improve its products while it searches for a partner to commercially develop this product line. There is no forecast of when meaningful revenues might occur.

          Gas revenues decreased by $(390,191) and $(323,597) for the nine and three months ended April 30, 2000. Operating income decreased by $(349,907) and $(248,472) for the nine and three months ended April 30, 2000, resulting in operating losses of $(121,686) and $(173,219), respectively. Selling, general and administrative expenses increased to 43.83% of revenues when compared to 39.85% for the prior nine month period. The significant decline in sales is attributed to increased competition and customers selecting less expensive units. Expenses remained high on the lower sales due to the continuing development of the BTU meter product. Revenues from this products are not expected to occur until late 2000.

          Electric revenues increased for the nine and three months ended April 30, 2000 by $627,176 and $16,793. Operating profits increased (decreased) by $41,137 and $(5,579) for the nine and three months ended April 30, 2000, respectively. Third quarter fiscal 2000 costs were higher due to some manufacturing equipment breakdowns. The electric segment consists of only the Canadian meter socket and pole line hardware product lines selling almost entirely in the Canadian markets.

          With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Operating profits decreased by (3.59)% and (9.91)% for the nine and three months ended April 30, 2000, respectively, the effect of poor performance in the gas segment, discussed above.

          Liquidity and Capital Resources

          Liquidity. Current assets of the Company totaled $6,673,548 at April 30, 2000, down from current assets of $8,046,651 at July 31, 1999, or a decrease of $(1,373,103). Current liabilities decreased by $(541,757), resulting in a decrease in working capital (current assets less current liabilities) to $3,724,863 at April 30, 2000, from $4,556,209 at July 31, 1999. The Company believes that it has and will generate sufficient cash to meet its working capital requirements and debt obligations.

          Hydel has a working capital line-of-credit with a Canadian bank in the amount of approximately $1,500,000. The Canadian credit facility is secured by receivables, inventories and equipment of Hydel.

          The Company continues to borrow under its CIT Group Credit/Finance, Inc. revolving and term loan facility. Borrowing under the revolving portion is based on eligible accounts receivable and inventory. The outstanding revolving loan balance was $201,106 and the term loan balance was $44,534 at April 30, 2000.

          Capital Expenditures

             For Fiscal 2000, the Company (and its subsidiaries) does not anticipate any significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries.

          Dividend Policy

          No cash dividends have been declared by the Company's Board of Directors since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize it cash flow to invest in its businesses. Cumulative dividends on the Series A, 7% Convertible Preferred Stock, have not been paid and amounted to $275,647 as of April 30, 2000.

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

                                       PART II

          ITEM 1.  LEGAL PROCEEDINGS

          Ammon & Rizos Co., Inc. Vs. Metal Products, Inc.-Cause No.; 97-06860-C; District Court Dallas County, Texas. The former manufacturers representative of Logic, Ammon & Rizos Co, had filed a suit against the Company, the Company's chairman of the board, Logic, and New Logic Design Metals, Inc. ("New Logic")(the purchaser of the assets) for unpaid fees, assumed by New Logic and a previous adjustment in prior fees plus prospective fees from New Logic's sales. This case was settled by all parties on November 17, 1999 with a payment of $500,000 to the plaintiff of which the Company contributed $200,000 to the settlement. The balance of $300,000 was paid by New Logic. The Company had previously  sold (1997)  its  metal fabrication  business to  New
          Logic.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its annual stockholders meeting on March 10, 2000. The following individuals were elected as directors until the Company's next annual meeting:

          S. Mort ZimmermanDaniel A. Zimmerman
          Edmund W. BaileyFred M. Updegraff
          James J. LingDick T. Bobbitt

          Jackson & Rhodes P.C. appointment as auditors was ratified with 7,815,023 affirmative votes and 73,935 against.

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





          Dated: June 7, 2000