Form 10-K
period 2000-07-31
ELECTRIC & GAS TECHNOLOGY INC
filed 2000-10-27
CIK 785819

UNITED STATES
                           SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K
          (Mark One)
          ( X )          ANNUAL REPORT  PURSUANT TO SECTION 13  OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934
                              For the fiscal year ended July 31, 2000

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

          At October 10, 2000, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $2,705,850. At such date there were 8,343,417 shares of the registrant's Common stock outstanding.

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

          The Company presently is the owner of 100% of Reynolds and Hydel and owns 91.5% of AMT and, through such subsidiaries, operates in three distinct business segments: (1) production of atmospheric water, filtration and enhanced water products (AMT); (2) the manufacture and sale of natural gas measurement, metering and odorization equipment (Reynolds); and (3) the manufacture and sale of electric meter enclosures and pole-line hardware for the electric utility industry and the general public (Hydel). Effective October 1, 1997, the Company made a decision to sell its defense electronics business segment and such operations has been treated as discontinued operation. Effective July 31, 1997, the Company sold and discontinued the operations of its metal fabrication segment which previously was engaged in the manufacture and sale of precision metal enclosures for telecommunication and computer equipment (Logic). The Company sold its Canadian heating division and its U.S. meter socket and Test Switch divisions during fiscal 1996 and 1995. These operations were part of the electric segment. The Company's Headquarters is located at 13636 Neutron Road, Dallas, Texas 75244-4410. Its telephone number is (972) 934-8797 and its facsimile number is (972) 991-3265.

          Financial Information by Segment

          The  following  table  depicts  revenues,  operating  income
          (loss) from continuing operations and identifiable assets of the Company by segment, for the fiscal years ended July 31,:


          Revenue

                                   Year Ended      Year Ended     Year Ended
                                July 31, 2000   July 31, 1999   July 31,1998

          Water                    $    4,241      $    2,000    $    52,576
          Gas                       2,510,286       2,917,327      2,739,035
          Electric                  8,761,677       8,397,007      8,151,963

          Operating Income (Loss):

          Water                    $  (73,128)     $ (631,977)   $  (427,596)
          Gas                        (112,366)       (228,308)       115,435
          Electric                    225,339         236,133        292,535

          Identifiable Assets:

          Water                    $  300,079      $  283,480    $   832,428
          Gas                       1,732,599       1,884,695      2,012,325
          Electric                  4,229,757       4,302,129      4,541,187
          Corporate                 6,578,681       7,001,986     13,819,588

          Geographic information

          Financial data by geographic area for the fiscal year ended July 31, 2000 are as follows:

                                                 Operating
                                                   (loss)       Identifiable
                                     Sales         Income          Assets

          United States           $ 2,514,527    $(351,948)       $2,479,788
          Canada                    8,761,677      391,793         3,782,647
          Total                   $11,276,204    $  39,845        $6,262,435

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

          Employees

          As of July 31, 2000 this segment had no employees and has been conducting its preliminary work through the use of consultants. Administrative services have been provided by the Company.

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

          Customers. Reynolds sells to natural gas utilities, pipeline and production companies domestically and worldwide. Products are marketed through commissioned manufacturers representatives, in-house sales, resale distributors and contract engineering firms.

          Competition. Reynolds operates in a competitive industry that is not dominated by one or a few large companies. It is a major factor in the sale of chart drives. Its principal competitors are Mercury Instruments, Inc., American Meter Company, Equimeter Incorporated, YZ Industries and others.

          Employees

          Reynolds employs approximately 30 persons, including 1 company officer and 6 administrative clerical personnel. None of the employees is represented by a labor union or other labor association, and relations with its employees are considered excellent. Reynolds has never experienced nor anticipates a strike or other work stoppage.

          Electric (Hydel)

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

          Discontinued operations-Defense electronics (SMI) and Plastics (Fridcorp)

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

          Item 3.   Legal Proceedings.

          Unites States of America, Plaintiff Vs Commercial Technology, Inc., et.al.,Defendant in the United States District Court, Northern District of Texas. Case number 3-99-CV-2668-X. Plaintiff brought an action to collect on a defective judgement to force the sale of an office building which was acquired from the defendant by ELGT in 1987. The court has ruled that the transaction the Government relied upon to enforce the judgement was not a debt and was therefore not entitled to relief under the Act; and that they are not entitled to a judicial sale of the property. The Government's only further action is under the Texas Fraudulent Conveyance Statutes for which there is no evidence to support such findings. Management believes ELGT has no significant exposure under this action and will vigorously defend its position.

          Item 4.   Submission of Matters to a Vote of Security Holders.

          (a)  Annual meeting of stockholders, March 10, 2000.

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

          (b)  Stock Prices and Dividend Information

          The  following  table sets  forth the  range  of "Bid"  and "Ask"
          prices, by quarters, since July 31, 1997, as compiled by NASDAQ and representing prices between dealers which does not include retail markups or commissions, thus, such prices may not represent actual transactions.

          Fiscal year ended July 31, 2000:
                                                    High          Low

          First Quarter                            31/32          7/8
          Second Quarter                          1-1/32        25/32
          Third Quarter                           1-1/32        31/32
          Fourth Quarter                           15/16        25/32

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

          As of July 31, 2000 there were 444 holders of record of the Common Stock of the Company, exclusive of beneficial ownership through brokerage firm nominee name.

          Item 6.  Selected Financial Data.

          STATEMENT OF OPERATIONS DATA:

          (In dollars, except shares outstanding)

                                                Fiscal Years Ended July 31,

                                    2000         1999         1998         1997         1996

          Revenues             $11,276,204  $11,316,334  $10,943,574  $10,955,395  $10,510,452

          Gross Profit           2,458,026    1,935,750    2,887,106    3,174,790    2,630,595

          Selling, G&A Expense   3,344,336    3,826,446    4,824,406    4,846,232    3,851,194

          Other Income(Expense)    894,624   (2,968,994)   2,461,356   (1,936,111)  (2,757,472)
          Earnings (Loss) from
          Continuing Operations      8,314   (4,803,436)     363,701   (3,394,181)  (3,978,071)

          Net Earnings (loss)      166,262   (6,353,436)     429,185    9,362,399   (5,032,551)
          Net Earnings (loss)
            per Share                 0.02        (0.79)        0.05         1.15        (0.66)
          Weighted Average
            Number of Shares
            Outstanding          8,380,918    8,148,432    7,909,957    8,085,624    7,635,624

          For additional information with respect to reclassification for discontinued operations and acquisitions and dispositions see note 2 to the consolidated financial statements.


          BALANCE SHEET DATA:
                                                          As of July 31,

                                    2000         1999         1998         1997         1996

          Total Assets         $12,841,116  $13,472,290  $21,205,528  $23,019,133  $12,911,463

          Long-Term Obligations    833,500    1,210,254    1,627,650    2,356,140    1,871,151

          Shareholders' Equity   9,189,685    8,771,594   16,137,380   16,041,119    6,720,930

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

          Results of Operations

          The discussion below relates to the Company's operations during the fiscal years ended July 31, 2000, 1999 and 1998.

          Summary. The Company reported net earnings (loss) from continuing operations of $166,262, $(4,803,436) and $363,701 and net earnings  (loss) of  $166,262, $(6,353,436) and  $429,185 for fiscal years 2000, 1999 and 1998, respectively. The substantial increase in net loss during fiscal 1999 was primarily the result of fully reserving the Company's investment in Afritel, writing off the remaining receivable from Refinery Consolidated
          Technology, Inc. and inventory and patents write offs in the water segment. The Company's discontinued defense segment was adjusted downward by $1,550,000 reflecting the net realizable value. Corporate expenses decreased due to a decline in legal fees associated with the Cooper Manufacturing bankruptcy and bonuses paid in fiscal 1998.

                             For the Years Ended July 31,

                       2000                              1999


                                      Increase  Percent   Increase     Percent
                                     (Decrease)  Change  (Decrease)     Change

          Operating Revenues         $ (40,130)   (.35)   $372,760        3.41
          Operating Income             663,997  106.38    (604,526)  (3,080.23)
          Earnings (Loss) from
             continuing operations
             before income taxes     4,868,004  100.17  (5,383,746)  (1,027.32)
          Net Earnings Per Share          0.81  102.53       (0.84)  (1,680.65)

          The following table represents the changes [increase/(decrease)] in operating revenues, operating income and earnings from continuing operations before income taxes by the respective industry segments when compared to the previous period:

                           For the Years Ended July 31,

                                            2000                     1999
                                   Increase                  Increase
                                  (Decrease)      Percent   (Decrease)  Percent

          Operating Revenues:

          Water                   $   2,241          5.58  $  (50,576)  (13.57)
          Gas                      (407,041)    (1,014.30)    178,292    47.83
          Electric                  364,670        908.72     245,044    65.74
                                 $  (40,130)       100.00   $ 372,760   100.00
          Operating Income (Loss):

          Water                  $  558,849         84.16   $(204,381)   33.81
          Gas                       115,942         17.46    (343,743)   58.86
          Electric                  (10,794)        (1.62)    (56,402)    9.33

                                    663,997        100.00    (604,526)  100.00

          General Corporate         340,389                   651,130
          Other Income (Expense)  3,863,618                (5,430,350)

          Earnings from Continuing
          Operations Before Income
          Taxes                  $4,868,004               $(5,383,746)

          Water revenues amounted to $4,241, $2,000 and $52,576 in 2000, 1999 and 1998, respectively which were essentially sales of a few demonstrators of this segment's "Watermaker" product. Expenses were $77,369, $633,977 and $480,172 in 2000, 1999 and 1998, respectively, included development of a business plan, testing and development of a new watermaker model and marketing expenses. During fiscal 1999 inventory of the original model watermaker and related parts were fully reserved and expired patents were written off. During fiscal 1998 considerable efforts were expended in investigating possible acquisition targets in water related businesses. The Company has not found a qualified acquisition nor joint venture partner candidate, but continues to seek interested parties in further development and marketing of the products.

          Gas revenues increased (decreased) by $(407,041), $178,292 and $(396,214) or (13.95)%, 6.51% and (12.64)% in fiscal 2000, 1999 and 1998, respectively. Operating income (loss) was $(112,366), $(228,308) and $115,435 for fiscal 2000, 1999 and 1998, respectively. Declining sales from competitive pricing during fiscal 2000 resulted in lower margins to cover administrative and engineering costs. The 1999 loss resulted from inventory adjustments, product development expenses and higher staffing levels related to the Mohawk Niagara BTU meter development.

          Electric revenues increased slightly by $364,670, $245,044 and $407,051 during 2000, 1999 and 1998, respectively. Operating income (decreased) increased by $(10,994), $(56,402) and $131,492 for fiscal 2000, 1999 and 1998, respectively. The operating profits and margins are materially affected by the U.S. former employees of Retech's pension plan costs which amounted to approximately $130,000 during fiscal 2000. The decrease in the 1999 operating profits were the result of additional charge to adjust the carrying value of the idle Paris, Texas facility which was sold on June 30, 2000 and some inventory obsolescent in Canada.

          Gross profit margins were 17.50%, 18.26% and 20.58% for fiscal 2000, 1999 and 1998, with selling, general and administrative expenses as a percentage of sales for the same period of 14.93%, 15.45% and 16.99%, respectively. The decline in 1999 margins result from the aforementioned adjustments.

          Expense relationships to the various changes in revenues effecting cost of sales and selling, general and administrative expenses are as follows. Cost of sales as a percentage of revenues amounted to 78.20%, 82.89% and 73.62% for the years ended July 31, 2000, 1999 and 1998, respectively. Selling, general and administrative expenses as a percentage of revenues were 21.44%, 22.62% and 26.56% for the years ended July 31, 2000, 1999 and 1998, respectively. The lower selling, general and administrative expenses were primarily the result of a reduction in the water segment's marketing expenses and reduced corporate overhead.

          Liquidity and Capital Resources

          Liquidity. Cash flow used by operating activities amounted to $(701,810), $(755,771) and $(2,957,927) for fiscal years 2000,
          1999 and 1998, respectively. Operating cash flow has been supplemented by cash made available from the proceeds on the sale of the various segments and operating divisions.

          Current assets of the Company totaled $7,285,867 at July 31, 2000, down from current assets of $8,173,317 at July 31, 1999. Current liabilities decreased from fiscal 1999 to fiscal 2000 by $(672,511), resulting in a decrease in working capital (current assets less current liabilities) to $4,467,936 at July 31, 2000, from $4,682,875, a decrease of (4.59%). This decrease was the result of investments in long-term assets. The Company believes it has sufficient cash to meet its working capital requirements and debt obligations.

          Capital Resources. Hydel has a working capital line-of-credit with a Canadian bank in the amount of $1,400,000. The Canadian credit facility is secured by receivables and inventories of Hydel.

          In November 1993 the Company began a five-year financing arrangement with the CIT Group Credit/Finance, Inc. (CIT). Their original total commitment to the Company amounted to $7,000,000 of term and revolving credit at 2.75% above prime. The agreement was modified and extended to $3,500,000 and November 2001, respectively. The maximum amount to be borrowed is determined based upon eligible collateral, including equipment, receivables and inventory and has been reduced due to the operations sold. Borrowing under this financing amounted to $40,244 in term debt and $303,938 in revolving debt at July 31, 2000.

          The   Company  sold   one  segment   in  fiscal   1998  receiving
          approximately $760,000 in cash. Proceeds were used to pay current obligations, reduce debt and provide additional working capital.

          Capital Expenditures

          The Company purchased equipment consisting of normal asset acquisitions and replacement of $120,185, $169,155 and $79,157 during fiscal 2000, 1999 and 1998, respectively. The Company does not anticipate any other significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries. The Company may, from time to time, purchase such machinery and equipment provided such assets serve as additional collateral for outstanding loans to the Company (and its subsidiaries).

          Dividend Policy

                No cash dividends have been declared on common stock by the Company's Board of Directors since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize its cash flow to service debt, for working capital and capital additions, and to finance expansion of its operations. Cumulative dividends on the Series A, 7% Convertible Preferred Stock, amounted to $228,353 as of July 31, 1999. The stock was retired effective July 31, 2000 at par plus $209,476 which was applied as a dividend to retained earnings.

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

          Item 8.   Financial Statements and Supplementary Data.

               Information required by this item appears in the Consolidated Financial Statements and Auditors' Report of Electric & Gas Technology, Inc. and Subsidiaries for July 31, 2000, 1999, and 1998 as listed under Item 14.

          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               There have been no disagreements on accounting and financial disclosure.

                                       PART III

          Item 10.  Directors and Executive Officers of Registrant

          (a) During fiscal year ended July 31, 2000, the following persons served as directors of Registrant:


                                                                      Shares
                                                                   Beneficiall
                                                        Director   Owned (%) of
          Name and Age                    Position        Since    Outstanding

          S. Mort Zimmerman (73)    Chairman of the Board, 1985  915,973 10.88%
                                    President and Director

          Daniel A. Zimmerman (39)  Sr. Vice President     1989  390,714  4.64%
                                    and Director

          Edmund W. Bailey (58)     Vice President, Chief  1994   72,805  0.86%
                                    Financial Officer and
                                    Director

          Fred M. Updegraff (66)    Vice President,        1987   92,907  1.10%
          Treasurer and Director

          Dick T. Bobbitt (75)      Director               1997      -      -


          James J. Ling (77)        Director               1997      -      -

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

          Item 11.  Executive Compensation


          Summary Compensation Table

                                                                               Long-term Compensation
                                     Annual Compensation                      Awards                Payouts
                                                           Other     Restricted Number of Shares  Long Term
                                                           Annual      Stock      Covered By    Incentive Plan   All Other
Name and Principal Position   Year    Salary    Bonus   Compensation   Awards    Option Grant       Payout     Compensation

S. Mort Zimmerman             2000  $252,000(a) $   -      $   -          -          4,207              -             -
Daniel A Zimmerman            2000  $128,154    $   -      $   -          -         25,000              -         $11,116(d)
Edmund W. Bailey              2000  $120,000    $   -      $   -          -         30,000              -         $ 1,200(c)

S. Mort Zimmerman             1999  $238,400(a) $   -      $   -          -          4,207              -             -
Daniel A Zimmerman            1999  $112,346    $   -      $   -          -         25,000              -         $ 7,547(d)
Edmund W.Bailey               1999  $120,000    $   -      $   -          -         30,000              -         $ 1,200(c)

S. Mort Zimmerman             1998  $241,600    $30,000(b) $   -          -        212,000              -             -
Daniel A. Zimmerman           1998  $101,500    $20,000(b) $   -          -         31,667              -         $11,495(d)
Edmund W. Bailey              1998  $ 97,975    $20,000(b) $   -          -         36,666              -         $ 2,160(c)

   S. Mort Zimmerman-President and Chairman of the Board.
   Daniel A. Zimmerman-Senior Vice President.
   Edmund W. Bailey-Vice President and Chief Financial Officer.

   (a) A portion of the payments were made to an affiliate of S. Mort Zimmerman and includes accrued and unpaid compensation of $75,000 for fiscal year 2000 and 1998, respectively.
   (b) Includes bonus shares of Common Stock valued at $1.00.
   (c) Company match of 401 (K) employee contributions.
   (d) Company match of 401 (K) employee contributions and expense allowances.


          1999 Stock Option Grants

          NONE

          Aggregate Option Exercises and Year-end Option Values

          Set forth below are the number of shares covered by exercisable and unexercisable options held on July 31, 2000 and the aggregate gains that would have been realized had these options been exercised on July 31, 2000, even though these options were not exercised, and the unexercisable options could not have been exercised, on July 31, 2000.

          Number of Shares       Value of Unexercised
          Covered by Unexercised   In-The-Money
              Options on 7/31/00             Options as of 7/31/99

     Name               Exercisable Unexercisable  Exercisable(a) Unexercisable
     S. Mort Zimmerman     4,207         -0-          $ 1,632           -0-
     Daniel A. Zimmerman  25,000         -0-          $10,950           -0-
     Edmund W. Bailey     30,000         -0-          $13,140           -0-

          (a) Market value of shares covered by in-the-money options on July 31, 2000 less option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

          Item  12.   Security Ownership of  Certain Beneficial  Owners and
          Management

                 (a) The following tables sets forth the number of shares of Common Stock of holders of the Company known to the Company to be the beneficial owner of more than five (5%) per cent of its Common Stock at July 31, 2000.

          Name and Address           Amount and Nature of       Percent of
                                       Beneficial Owner           Class

          S. Mort Zimmerman                915,973 (1)             10.88%
          13636 Neutron Road
          Dallas, Texas  75244-4410

          (b) The following table sets forth the number of shares of Common Stock of Registrant owned by all directors and officers as a group as of July 31, 2000:

          Name of                    Amount and Nature of       Percent of
          Beneficial Owner           Beneficial Ownership       Class

          S. Mort Zimmerman                915,973 (1)             10.88%
          Chairman of the
          Board and President

          Daniel A. Zimmerman(4)           390,714 (2)              4.64%
          Sr. Vice President
          and Director

          Name of                    Amount and Nature of       Percent of
          Beneficial Owner           Beneficial Ownership       Class


          Edmund W. Bailey                  72,805 (3)               .86%
          Vice President &
          Chief Financial Officer

          Fred M. Updegraff                 92,907                  1.10%
          Vice President
          Treasurer & Director

          All Officers &
          Directors, as a
          Group                          1,505,609                 17.88%

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

          (4)S. Mort Zimmerman and Daniel A. Zimmerman are father and son.

          Item 13.   Certain Relationships and Related Transactions

          THE FOLLOWING IS A SUMMARY OF ADVANCES FROM/TO AFFILIATED COMPANIES AT JULY 31, 2000.

                                              2000               1999

          Interfederal Capital, Inc.       $296,653            $49,120
          Others                              3,669              8,883

                                           $300,322            $58,003

          The Company had advanced funds through the pledging of its certificates of deposit with a bank, corresponding to direct bank loans and direct advances to Refineries Consolidated Technology, Inc. ("RCT"). RCT ceased operations and the balance due from RCT was written off during fiscal 1999.

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

                    (a)  Documents filed as part of this Report

               1.   Financial Statements

                    Consolidated Financial Statements of Electric & Gas
                      Technology, Inc. and Subsidiaries:

                    (i)   Reports of Independent Certified Public
                          Accountants

                    (ii) Consolidated Balance Sheets July 31, 2000 and July 31, 1999.

                    (iii) Consolidated Statements of Operations for the
                          three years ended July 31, 2000.

                    (iv)  Consolidated Statements of Changes in
                          Stockholders' Equity for the three years ended July 31, 2000.

                    (v) Consolidated Statements of Cash Flows for the three years ended July 31, 2000.

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


          Signature                     Capacity                  Date



          /s/ S. Mort Zimmerman    Chairman and President      October 26, 2000
          S. Mort Zimmerman


          /s/ Daniel A. Zimmerman  Senior Vice President
          Daniel A. Zimmermanand   Director                    October 26, 2000


          /s/ Edmund W. Bailey     Vice President, Chief Financial
          Edmund W. Bailey         Officer and Director        October 26, 2000


          /s/ Fred M. Updegraff    Vice President, Treasurer
          Fred M. Updegraff        and Director                October 26, 2000


          /s/ Marie W. Pazol       Secretary                   October 26, 2000
          Marie W. Pazol

                           ELECTRIC & GAS TECHNOLOGY, INC.
                                   AND SUBSIDIARIES


                                JULY 31, 2000 AND 1999



                                                                       Page

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS             28

          CONSOLIDATED FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS                                 29-30

          CONSOLIDATED STATEMENTS OF OPERATIONS                       31-32

          CONSOLIDATED STATEMENTS OF CHANGES IN
          STOCKHOLDERS' EQUITY                                        33-34

          CONSOLIDATED STATEMENTS OF CASH FLOWS                       35-36

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  37-59

                  Report of Independent Certified Public Accountants


          Board of Directors and Stockholders
          Electric & Gas Technology, Inc.
            and Subsidiaries


          We have audited the accompanying consolidated balance sheets of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.


          Jackson & Rhodes P.C.


          Dallas, Texas
          October 23, 2000

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                       July 31,

                                        ASSETS

          CURRENT ASSETS                                  2000          1999

          Cash and cash equivalents                 $    450,267  $    378,340
          Certificates of Deposit, restricted
            $862,000 in 2000 and $1,808,000 in
            1999                                       1,963,886     3,263,758
          Investments, market                            397,225       193,396
          Accounts receivable trade, less
            allowance for doubtful receivables
            of $20,321 in 2000 and $14,048 in 1999     1,926,013     1,606,637
          Inventories                                  2,453,047     2,669,280
          Prepaid expenses                                95,429        61,906

          Total current assets                         7,285,867     8,173,317

          PROPERTY, PLANT AND EQUIPMENT, net

          Property, plant and equipment                3,318,696     4,427,019
          Less accumulated depreciation               (2,015,455)   (2,629,656)

          Total property, plant and equipment          1,303,241     1,797,363

          OTHER ASSETS

          Investment in Pioneer Power Corporation 1,250,000 1,250,000 Investment in Dresser Engineers and
            Contractors                                1,046,800     1,000,000
          Investment in i3Dx.com                         500,000       500,000
          Investment in equity securities                 84,106        84,106
          Discontinued operations                            -          13,439
          Notes receivable                               896,184       349,148
          Goodwill                                       100,897       107,581
          Other                                          374,021       197,336

          Total other                                  4,252,008     3,501,610

          TOTAL ASSETS                               $12,841,116   $13,472,290

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                       July 31,

                         LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES                             2000          1999

          Notes payable                              $ 1,496,081   $ 1,731,202
          Accounts payable                               987,478     1,302,169
          Accrued liabilities                            169,269       276,060
          Federal income taxes                               -          27,885
          Current maturities of long-term obligations    165,103       153,126

          Total current liabilities                    2,817,931     3,490,442

          LONG-TERM OBLIGATIONS
          Long-term obligations, less current
            maturities                                   695,070       833,149
          Other                                          138,430       377,105

          Total long-term obligations                    833,500     1,210,254

          COMMITMENTS AND CONTINGENCIES                      -             -

          STOCKHOLDERS' EQUITY
          Preferred stock, $10 par value, 5,000,000
            shares authorized, 90,000 issued and
            outstanding on 1999                              -         900,000
          Common stock, $.01 par value, 30,000,000
            shares authorized, issued 8,343,417           83,434        83,434
          Additional paid-in capital                   9,258,795     9,258,795
          Retained earnings                              453,652       496,866
          Pension liability adjustment                   (84,085)     (237,825)
          Cumulative translation adjustment             (512,748)     (529,676)

                                                       9,199,048     9,971,594
          Treasury stock, at cost 8,500 shares            (9,363)          -
          Reserve for  preferred  stock redemption           -      (1,200,000)

          Total stockholders' equity                   9,189,685     8,771,594

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $12,841,116   $13,472,290

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                 Years ended July 31,

                                                 2000        1999        1998

Sales                                       $11,276,204 $11,316,334 $10,943,574

Cost of goods sold                            8,818,178   9,380,584   8,056,468

Gross profit                                  2,458,026   1,935,750   2,887,106

Selling, general and administrative expenses  3,344,336   3,826,446   4,824,406

     Operating loss                            (886,310) (1,890,696) (1,937,300)

Other income and (expenses)
     Interest, net                              100,304     193,942     286,860
     Other (Note 2):
          Investment gain (loss)                794,320  (3,201,471)  1,992,648
          Minority interest in subsidiary           -        46,659      36,346
          Other                                     -        (8,124)    145,402

                                                894,624  (2,968,994)  2,461,356

Earning (loss) from continuing operations
     before income tax                            8,314  (4,859,690)    524,056

     Provision (credit) for income taxes       (157,948)    (56,254)    160,355

Earnings (loss) from continuing operations      166,262  (4,803,436)    363,701

Discontinued operations (Note 2):
     Earnings (loss) from discontinued operations,
       net of $121,070 in tax credits for 1998      -           -      (235,019)
     Gain (loss) on disposal of business segments,
       net of taxes  of $154,804 in 1998            -    (1,550,000)    300,503

NET EARNINGS (LOSS)                             166,262  (6,353,436)    429,185

     Dividends on Preferred  Stock                  -       (63,000)    (63,000)

Net earnings or loss applicable to Common
     Stock                                  $   166,262 $(6,416,436)$  366,185


                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                 Years ended July 31,

                                                 2000        1999        1998


Earnings (loss) available per common share:

     Continuing operations                       $0.02     $(0.60)      $0.04
     Discontinued operations                        -       (0.19)       0.01
     Net earnings                                $0.02     $(0.79)      $0.05

Earnings (loss) available per common share - assuming dilution:

     Continuing operations                       $0.02     $(0.60)      $0.04
     Discontinued operations                        -       (0.19)       0.01
     Net earnings                                $0.02     $(0.79)      $0.05

                               See accompanying notes.

                          ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              Years ended July 31, 2000, 1999 and 1998
                                       Preferred Common    Paid-in    Retained
                                         stock   stock     capital    earnings

     Balance at July 31, 1997           $900,000 $82,504 $10,099,338 $6,421,117
     Net earnings for the year               -       -           -      429,185
     Pension liability adjustment            -       -           -          -
     Currency translation adjustments        -       -           -          -
     Comprehensive income (loss)             -       -           -          -
     Purchase of treasury stock              -       -           -          -
     Cancellation of treasury stock          -      (522)   (838,472)       -
     Treasury stock issued for services      -       -           -          -
     Treasury stock issued for investments   -       -           -          -
     Balance at July 31, 1998            900,000  81,982   9,260,866  6,850,302
     Net loss for the year                   -       -           -   (6,353,436)
     Pension liability adjustment            -       -           -          -
     Currency translation adjustments        -       -           -          -
     Comprehensive income (loss)             -       -           -          -
     Purchase of treasury stock              -       -           -          -
     Cancellation of treasury stock          -      (676)   (113,779)       -
     Exercise stock options                  -     2,128     111,708        -
     Reserve for redemption                  -       -           -          -
     Balance at July 31, 1999            900,000  83,434   9,258,795    496,866
     Net income for the year                 -       -           -      166,262
     Pension liability adjustment            -       -           -          -
     Currency translation adjustments        -       -           -          -
     Comprehensive income (loss)             -       -           -          -
     Purchase of treasury stock              -       -           -          -
     Redemption of preferred stock      (900,000)    -           -     (209,476)

     Balance at July 31, 2000          $     -   $83,434  $9,258,795 $  453,652

                                            See accompanying notes

                                                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
                                                      Years ended July 31, 2000, 1999 and 1998

                                                                   Accumulated      Reserve
                                             Pension                  other       redemption
                                            liability Translation comprehensive    preferred  Treasury
                                           adjustment  adjustment    income           stock     stock       Total

     Balance at July 31, 1997              $(329,805)  $(432,274)  $(762,079)  $        -    $(699,761)  $16,041,119
     Net earnings for the year                   -           -           -              -          -         429,185
     Pension Liability adjustment            (94,416)        -       (94,416)           -          -         (94,416)
     Currency translation adjustments            -       (99,275)    (99,275)           -          -         (99,275)
     Comprehensive income (loss)                 -           -           -              -          -         235,494
     Purchase of treasury stock                  -           -           -              -     (811,173)     (811,173)
     Cancellation of treasury stock              -           -           -              -      838,994           -
     Treasury stock issued for services          -           -           -              -      338,500       338,500
     Treasury stock issued for investments       -           -           -              -      333,440       333,440
     Balance July 31, 1998                  (424,221)   (531,549)   (955,770)           -          -      16,137,380
     Net loss for the year                       -           -           -              -          -      (6,353,436)
     Pension liability adjustment            186,396         -       186,396            -          -         186,396
     Currency translation adjustments            -         1,873       1,873            -          -           1,873
     Comprehensive income (loss)                 -           -           -              -          -      (6,165,167)
     Purchase of treasury stock                  -           -           -              -     (114,455)     (114,455)
     Cancellation of treasury stock              -           -           -              -      114,455           -
     Exercise stock options                      -           -           -              -          -         113,836
     Reserve for redemption                      -           -           -       (1,200,000)       -      (1,200,000)
     Balance July 31, 1999                  (237,825)   (529,676)   (767,501)    (1,200,000)       -       8,771,594
     Net income for the year                     -           -           -              -          -         166,262
     Pension liability adjustment            153,740         -       153,740            -          -         153,740
     Currency translation adjustments            -        16,928      16,928            -          -          16.928
     Comprehensive income (loss)                 -           -           -              -          -         336,930
     Purchase of treasury stock                  -           -           -              -       (9,363)       (9,363)
     Redemption of preferred stock               -           -           -        1,200,000        -          90,524

     Balance at July 31, 2000              $ (84,085)  $(512,748)  $(596,833)  $        -    $  (9,363)  $ 9,189,685

                              See accompanying notes

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Years ended July 31,

                                               2000         1999         1998
Increase (decrease) in cash:
Cash flows from operating activities:
Net earnings (loss)                        $  166,262  $(6,353,436) $   429,185
Adjustments to reconcile net earnings(loss)
     to net cash provided by operating
     activities:
       Discontinued operations                    -      1,550,000      235,019
       Depreciation of property, plant
          and equipment                       197,055      279,065      235,098
       Issuance of stock for services             -            -        338,500
       Minority interest in subsidiary            -        (46,659)    (36,345)
       Amortization of goodwill and patents     6,684        6,684       6,684
       Gain on sale of business segment           -            -      (300,503)
       Gain on sale of assets                 (58,598)         -       (95,943)
       Deferred income                        (70,559)     (82,390)   (112,303)
       Gains/Losses on investments           (665,507)   3,414,843  (1,992,648)
       Changes in assets and liabilities:
         Accounts receivable                 (319,376)      96,229    (185,890)
         Inventories                          216,233      530,118    (131,533)
         Prepaid expenses                     (33,523)      37,873      (6,381)
         Other assets                          55,272     (279,553)     (3,509)
         Accounts payable                    (314,691)     132,931    (212,805)
         Accrued liabilities                  (83,066)     128,243    (964,725)
         Federal income taxes                 (27,862)    (169,719)   (159,828)

Net cash used in operating activities        (931,676)    (755,771) (2,957,927)

Cash flows from investing activities:

     Proceeds from sale of property, plant
       and equipment                              -            -           -
     Purchase of property, plant and
       equipment                             (120,185)    (169,155)    (79,157)
     Investments in affiliates               (242,319)         -      (479,000)
     Investments                              414,878    4,669,318  (2,857,500)
     Certificate of deposits                1,299,872   (3,810,842) (6,938,964)
     Proceeds on sale of business segment         -            -       951,295

Net cash provided by (used in) investing
     activities                             1,352,246      689,321  (9,403,326)

                              See accompanying notes.

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   Years ended July 31,

                                               2000         1999         1998

Cash flows from financing activities:

     Issuance of common stock              $      -    $   100,336  $      -
     Payments on long-term obligations       (112,227)     (49,307) (1,016,552)
     Purchase of treasury stock                (9,363)    (114,455)   (811,173)
     Increase (decrease) in notes payable    (235,121)     (31,208)    298,928

Net cash used in financing activities        (356,711)     (94,706) (1,528,797)

Effect of exchange rate changes on cash         8,068       (2,590)    (71,281)

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                      71,927     (163,746)(13,961,331)

Cash and cash equivalents-beginning of year   378,340      542,086  14,503,417

Cash and cash  equivalents - end of  year  $  450,267  $   378,340 $   542,086


Supplemental disclosures of cash flow information:

Cash paid during the year for:

     Interest                              $  476,649  $   351,141 $   344,701

     Income tax                            $      -    $       -      $344,704

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

                                       38
<OAGE>
                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

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

          Reclassification:

          Certain reclassification have been made to the 1999 consolidated financial statements to conform to the 2000 presentation.

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

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     DISPOSITIONS

          The Company discontinued its defense electronics business segment
          (SMI) effective October 1, 1997 as result of a decision to sell this business segment. The original agreement to sell SMI would have resulted in a small gain. However, the Company was unable to close this sale and subsequently, the Company has negotiated with other parties to sell SMI. The Company has recorded a loss of $1,550,000 during the year ended July 31, 1999 to recognize the subsequent reduction in the value of SMI. Effective December 31, 1997, the Company sold its plastics segment (Fridcorp) for cash of approximately $760,000 with a corresponding gain of approximately $210,000. Accordingly, the financial statements have been reclassified to reflect these segments as a discontinued operations. Sales, cost of goods sold, selling, general and administrative expense and other of discontinued operations were as follows:

                                                     1999         1998

          Sales                                $       -      $1,104,411
          Cost of goods sold                           -         946,193
          Selling, general and administrative          -         440,418
          Other                                 (1,550,000)      347,684

          Discontinued operations              $(1,550,000)   $   65,484


                                     INVENTORIES

          Inventories  consisted  of  the  following  at  July  31,:

                                                     2000         1999

          Raw materials                          $  945,411   $1,118,659
          Work-in-process                           320,926      370,982
          Finished goods                          1,186,710    1,179,639

                                                 $2,453,047   $2,669,280

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           PROPERTY,  PLANT  AND  EQUIPMENT

          Property, plant and equipment consisted of the following at July 31,:

                                                     2000         1999

          Land                                   $  179,677  $   234,822
          Buildings and improvements              1,115,219    2,267,145
          Machinery and equipment                 1,679,566    1,592,857
          Furniture, fixtures & equipment           344,234      332,195
          3,318,696 4,427,019
          Less accumulated depreciation          (2,015,455)  (2,629,656)

                                                $ 1,303,241  $ 1,797,363

                                          5

                                    OTHER  ASSETS

          In June 1997, litigation was commenced by the Company regarding certain transactions related to a loan from American Circuit Breaker Corporation arising out of its previous sale of the meter socket division of Retech. On December 12, 1997, the litigation was dismissed as result of an agreement between the parties whereby the Company received a 20% interest in Pioneer Power Corporation ("Pioneer"). The Company and the settling parties agreed that the value of the 20% interest was worth $1,250,000. Pioneer owns 100% of Pioneer Transformers Ltd. ("Pioneer Ltd."), a Canadian company which manufacture and sells transformers and Conte Glacz Industries, Inc., ("CGI") which manufactures electrical control and power distribution equipment. As of December 31, 1999, Pioneer Ltd.'s and CGI's audited financial information reflected total assets of approximately $15,500,000 with corresponding revenues for the year then ended of approximately $36,800,000. As part of the agreement the Company intends to spin-off approximately 80% of its 20% interest in Pioneer to its shareholders. The Company is currently working with Pioneer to prepare and file the necessary disclosure statement and registration form to effect the spin-off.

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              OTHER  ASSETS (CONTINUED)

          The Company has loaned Dresser Engineers and Contractors, Inc. ("Dresser") $1,046,800 as of July 31, 2000. The Company expects this loan together with interest to be repaid in full during fiscal 2001. A portion of the note to Dresser is guaranteed by Dresser's principal shareholder and is collateralized by approximately 1,500,000 shares of a public company's common stock which is currently trading around $2.50 per share.

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

          During the year ended July 31, 1998, the Company entered into an agreement to acquire 100% of the outstanding common stock of African Telecommunications, Inc. ("AfriTel"), subject to approval of the Company's stockholders. In connection with the agreement, the Company has loaned AfriTel $1,977,000 as of July 31, 1999. In the event that the AfriTel acquisition was not completed, the note was due on November 30, 1999, including interest at 8%. AfriTel, through Afritel (SPRL), holds communications licenses in the Democratic Republic of Congo ("DRC") and Ghana. AfriTel was proceeding with installation of a digital wireless local loop telephone system in the DRC when that country became involved in a civil war. Lacking sufficient resources, Afritel agreed to sell 60% of Afritel (SPRL) to Shaz Investment Ltd. ("Shaz"). Shaz currently operates a telecommunication system through
          Telecel (SPRL) Congo in the DRC. Under the terms of the agreement, Shaz is to provide the capital and expertise to execute Afritel's business plan. As result of the uncertainty of the recoverability of its loan to Afritel, the Company has fully reserved its investment during the year ended July 31, 1999, amounting to $1,977,000. Afritel SPRL began operation during fiscal 2000 in the DRC. It is anticipated that Shaz will seek to acquire the remaining 40% of Afritel SPRL in currently does not own, although there can be no assurance such a transaction will proceed. In the event of a transaction, the Company would expect to receive shares in a public company which could be sold to recover some or all its previous investment in Afritel.

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




          A note in the amount of $417,074 is due from Superior Magnetics, Inc. in monthly installments of $5,110 which includes interest at 6.5%, through December 1, 2004 when the then remaining principal and interest is due. A note in the amount of $447,110 is due from the purchaser of Retech's Paris, Texas dormant manufacturing facility. The note provides for monthly payments of $2,981 interest only for twelve months and then forty-eight successive monthly payments of $4,272, which includes principal and interest. The balance is due August 1, 2005. The maker of the note may prepay the note at any time during the first year and receive a $70,000 reduction in the principal. The note bears interest at 8%.

                                    NOTES  PAYABLE

          Notes  payable  consisted  of  the  following  at  July  31,:

                                                     2000         1999

          Note payable, CIT (a)                  $  303,939   $  264,023
          Note payable, bank (b)                  1,008,600      902,904
          Note payable, bank (c)                        -        380,733
          Note payable, bank (d)                    183,542      183,542

                                                 $1,496,081   $1,731,202

          (a) Part of a $4,500,000 Revolving credit and term facility with The CIT Group Credit/Finance, Inc. (CIT) due November 2001. Interest due monthly at 2.75% above prime. The revolving credit borrowing base is based on eligible accounts receivable and inventory, as defined (See note 7).
          (b) Note payable, bank, consists of a line of credit with a maximum loan amount of $1,400,000, payable on demand; bearing interest at the bank's prime rate plus 1.00%; secured by trade receivables and inventories.
          (c) Note payable, bank, under a $500,000 line of credit at 7% matures August 1999 and is secured by a $1,000,000 certificate of deposit.
          (d) Note payable, bank, interest at 7.62%, secured by a $355,000 certificate of deposit.

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              NOTES  PAYABLE (CONTINUED)


          Information    relating   to    short-term   borrowing    is   as
          follows:

                                                     2000         1999

          Balance at end of year                 $1,496,081   $1,731,202
          Maximum borrowing                      $1,782,394   $1,849,704
          Average balance                        $1,384,813   $1,727,886
          Average effective interest rate              9.8%         8.3%


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

                                LONG-TERM  OBLIGATIONS

          Long-term  obligations   consist  of   the  following   at   July
          31,:

                                                     2000         1999

     Term loan payable to The CIT Group Credit/
     Finance, Inc. (CIT) under a $4,500,000 credit
     facility (See note 6), due in monthly
     installments of $1,430, plus interest at
     prime plus 2.75%. The term portion is secured
     by machinery and equipment of U.S.
     subsidiaries, however, substantially all
     assets of U.S. subsidiaries are pledged under
     the total facility as  collateral.           $  40,244    $  57,406

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          LONG-TERM  OBLIGATIONS (CONTINUED)

                                                     2000         1999

     Mortgage note payable due in monthly payments
     of principle and interest at 2.75% above
     prime from October 10, 1994 over twenty
     years.  Guaranteed by the Small Business
     Administration.                                519,832      534,616


     Note payable to a bank, bearing interest at
     8.75%,in monthly principal installments of
     $8,100 until August 2002, secured by
     machinery and equipment and land and
     building                                       201,720      294,772

     Various other installment notes and
     capitalized lease obligations.                  98,377       99,481

                                                    860,173      986,275

     Less current maturities                       (165,103)    (153,126)

                                                  $ 695,070    $ 833,149

          The prime rate was 9.5% and 8.75% at July 31, 2000 and 1999, respectively.

          The aggregate annual principal payments are  as  follows:

          Year Ending
          July 31,
          2001                                          $165,103
          2002                                           159,465
          2003                                            37,160
          2005                                            47,683
          2005                                            23,679
          Thereafter                                     427,083

                       ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 ACCRUED  LIABILITIES


          Accrued  liabilities   consisted  of   the  following   at   July
          31:

                                                     2000         1999

          Payroll                                  $ 69,063     $103,917
          Commissions                                29,648       25,560
          Pension plan                                  -        (17,943)
          Vacation pay                               28,937       28,066
          Taxes                                       7,894       75,555
          Interest                                   30,365       51,210
          Miscellaneous                               3,362        9,695

                                                   $169,269     $276,060

                           COMMITMENTS  AND  CONTINGENCIES

          Total rent expense for  the years ended July  31, 2000, 1999  and
          1998,   was  $119,000,   $126,000  and   $138,000,  respectively,
          consisting primarily of minimum rentals.

          Litigation:

          Ammon & Rizos Co., Inc. the former manufacturers representative of Logic Design Metals, Inc. ("Logic"), filed a suit against the Company, the Company's chairman of the board, Logic, and New Logic Design Metals, Inc. ("New Logic")(the purchaser of the assets) for unpaid fees, assumed by New Logic and a previous adjustment in prior fees plus prospective fees from New Logic's sales. This case was settled by all parties on November 17, 1999 with a payment of $500,000 to the plaintiff of which the Company contributed $200,000 to the settlement. The balance of $300,000 was paid by New Logic. The Company had previously sold (1997) its metal fabrication business to New Logic.

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     COMMITMENTS  AND  CONTINGENCIES (CONTINUED)

          Allied Products Co had sued the Company under the Preferred Stock issued by the Company in connection with its investment in Cooper Manufacturing Corporation ("Cooper") and the rights pertaining thereto. The suit was filed in the Eastern District of Illinois (Chicago). The Cooper bankruptcy court confirmed the debtor's Plan of Reorganization on November 21, 1997. The Illinois' court awarded Allied a summary judgement and dismissed the Company's counterclaim on November 3, 1998, however, the issue of damages was not addressed by the court at that time. On January 28, 1999, the court awarded a judgement in favor of Allied and against the Company in the amount of approximately $1,100,000. The pending lawsuit between Allied and the Company has now been settled and dismissed. The settlement required the repurchase by the Company of the 90,000 shares of preferred stock for $1.1 million which would satisfy a judgement by the Court requiring such a purchase. An affiliate acquired said 90,000 shares and the judgement. The transaction was completed by the affiliate with $1.2 million of collateral supplied by the Company. The affiliate pursued the sale of the preferred stock to a third party and on July 31, 2000, the Company retired the preferred stock.

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

                                 STOCKHOLDERS' EQUITY

          On December 15, 1995, the Company closed on a Note Purchase Agreement with Allied Products Corporation ("Allied"), thereby obtaining Allied's right, title and interest in and to a certain Promissory Note and all security existing thereunder and obligations of Cooper Manufacturing Corporation ("Cooper") under this Note and the Facility Agreement formerly executed by Cooper and its shareholders in exchange for $100,000 in cash and newly issued 90,000 shares of Series A, $10.00 par value, 7% Convertible Preferred stock of the Company. The promissory note was due on December 31, 1995 and demand for payment was made on Cooper and its guarantors. The preferred stock was convertible into common stock of the Company at the ratio of two shares of common stock for each share of preferred stock. Each holder of record of the shares of preferred stock was entitled to one vote per share equal to the voting rights of the common shareholders. The Company had agreed to make whole any deficiency upon conversion and subsequent sale after December 31, 1997 of the Company's common stock for less than $900,000.

          An Illinois's court awarded a judgement on January 28, 1999 in favor of Allied and against the Company in the amount of approximately $1,100,000. The lawsuit between Allied and the Company was settled and dismissed. The settlement required the repurchase by the Company of the 90,000 shares of preferred stock for $1.1 million which would satisfy a judgement by the Court requiring such a purchase. An affiliate acquired said 90,000 shares and the judgement. The transaction was completed by the affiliate with $1.2 million of collateral supplied by the Company. The affiliate pursued the sale of the preferred stock to a third party, and on July 31, 2000, the Company retired the preferred stock.

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           STOCKHOLDERS' EQUITY (CONTINUED)

          The individuals whose stock was pledged and who personally guaranteed the Allied Note, petitioned the court on behalf of Cooper to file for protection under the U.S. Bankruptcy laws in a Houston, Texas court. The Bankruptcy Court approved the debtor's plan of reorganization in the Cooper bankruptcy on December 5, 1997. In accordance with such plan, the Company received cash of $700,000, notes receivable totaling $220,000, a 2.5% royalty agreement on new rigs sold and 1,000,000 shares of Cabec Energy Corp. The investment in Cooper was adjusted to the value of the consideration received. As of July 31, 2000, all amounts owed or due the Company have been settled and paid.

          The following table sets forth the computation of basic and diluted earnings per share:


                                                   2000        1999      1998
          Numerator

          Net income (loss)from continuing
           operations                            $166,262 $(4,803,436) $363,701

            Preferred stock dividends                 -       (63,000)  (63,000)

          Numerator for basic earnings per share
          Net income (loss) available to common
            stockholders continuing operations    166,262  (4,866,436)  300,701

          Discontinued operations                     -    (1,550,000)   65,484

          Net income (loss) available to
            common stockholders                  $166,262 $(6,416,436) $366,185

          Effect of dilutive securities
            Preferred stock dividends            $    -   $    63,000  $ 63,000

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           STOCKHOLDERS' EQUITY (CONTINUED)

                                                   2000        1999      1998

          Numerator for diluted earnings per share
          Net income (loss) available to common
            stockholders after assumed conversion
            continuing operations                $166,262 $(4,803,436) $363,701
          Discontinued operations                     -    (1,550,000)   65,484

          Net income (loss) available to
            common stockholders                  $166,262 $(6,353,436) $429,185

          Denominator
            Denominator for basic earnings per share
            weighted-average shares             8,339,792   8,148,432 7,909,957

          Effect of dilutive securities:
          Options                                  41,126         -     212,700
          Preferred stock                             -           -     489,130

                                                   41,126         -     701,830

          Denominator for dilutive earnings per share
          assumed conversion                    8,380,918   8,148,432 8,611,787

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

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BENEFIT PLANS (CONTINUED)


          Pension expense for the years ended July 31,:
                                                      2000      1999      1998

          Service cost                              $   -    $    -    $    -
          Interest cost                              68,170    69,073    64,523
          Actual return on assets held for the plan 52,605) (46,703) (39,557) Net amortization of prior service cost,
            transition liability and net gain        23,446    62,874    38,323

          Pension expense                           $39,011   $85,244   $63,289

          The following sets forth the funded status of the plans and the amounts shown in the accompanying consolidated balance sheets at July 31,:

                                                               2000      1999
          Pension benefit obligations
          Vested                                            $881,095   $908,163
          Non-vested                                             -          -

          Projected benefit obligation                       881,095    908,163
          Fair value of assets held in plan                  840,043    634,858
          Unfunded excess of projected benefit obligation
             over plan assets                               $ 41,052   $273,305

          Unrecognized net transition obligation            $    -     $    -
          Unrecognized prior service costs                    52,529     66,928
          Unrecognized net loss                               84,085    237,825
          Pension (asset) liability recognized               (95,562)   (31,448)

          Accrued pension liability                         $ 41,052   $273,305

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BENEFIT PLANS (CONTINUED)

          The following is a summary of the changes in the fair value of Plan assets for each year:

                                                              2000       1999

          Fair value of Plan asset at July 31,             $634,858   $555,438
          Actual return on Plan assets                      170,892    154,840
          Company contributions                             103,125        -
          Benefits paid                                     (68,832)   (75,420)
          Fair value of Plan assets at July 31,            $840,043   $634,858

          The following is a summary of the components of net benefit cost for each year:

                                                              2000       1999

          Interest cost                                    $ 68,170   $ 69,073
          Expected return on Plan assets                    (52,605)   (46,703)
          Amortization of transition obligation                 -       48,473
          Amortization of prior service cost                 14,399     14,401
          Amortization losses/gains                           9,047        -

          Net periodic benefit cost                        $ 39,011   $ 85,244

          The Company has recognized a minimum pension liability for the under-funded plans. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or reduction of stockholders' equity. The Company recorded additional liabilities of $136,614 and $304,753, intangible assets of $52,529 and $66,928 and a stockholders' equity reduction of $84,085 and $237,825 as of July 31, 2000 and 1999,
          respectively.


          Retech will terminate these plans upon funding its pension liability. The plan assets consist of common equities and government securities administered by the trust department of United Bank, Canton, Ohio.

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              BENEFIT PLANS (CONTINUED)

          The assumed long-term rate of investment return and the interest rate for obligations used in determining the actuarial present value of accumulated plan benefits was 8% and 7.75 at July 31, 2000 and 8.5% and 7.0% at July 31, 1999, respectively.

          The Company has established a defined contribution (401-K) plan covering substantially all U. S. employees. Charges to operations for this plan for the years ended July 31, 2000, 1999 and 1998 were $5,787, $6,301 and $6,619, respectively.

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

          Following is a summary of options under the plan as of and for the years ended July 31,:
                                                    2000      1999      1998

          Options outstanding at beginning of year 77,207   352,000   352,000
          Granted                                     -         -         -
          Terminated                                  -     (62,000)      -
          Exercised                                   -    (212,793)      -

          Options outstanding at end of year       77,207    77,207   352,000

          Options exercisable at end of year       77,207    77,207    62,000

          Exercise price per share                $.50 to   $.50 to   $.50 to
                                                  $.55      $.55      $2.75

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    INCOME  TAXES

          Following is a reconciliation between reported income taxes and the amount computed by applying the statutory federal income tax rates to earnings (loss) before income taxes for the periods ended July 31,:

                                                  2000       1999      1998

      Expected provision (benefit) for federal
         income taxes                          $  2,800  $(2,180,000) $189,000
      Expected provision for state income taxes     -       (256,000)   22,000
      Refund prior years tax                   (157,948)         -         -
      Unavailable loss carrybacks                   -      2,379,746       -
      Other                                      (2,800)         -     (16,911)

          Income taxes (benefit)              $(157,948) $   (56,254) $194,089

          The  Company  files  a  consolidated tax  return  with  its  U.S.
          subsidiaries.

          Income tax expense (benefit) is reported as follows for the years ended July 31,:

                                                  2000       1999      1998

          Income from continuing operations   $(157,948) $   (56,254) $160,355
          Earnings from discontinued operations     -            -    (121,070)
          Gain on sale of discontinued operations   -            -     154,804

                                              $(157,948) $   (56,254) $194,089

          Income tax expense (benefit) consisted of the following:

          Current                             $(157,948) $  (269,626) $194,089
          Deferred                                  -        213,372       -
                                              $(157,948) $   (56,254) $194,089

          Deferred tax expense (credit) and deferred tax liabilities in all years (all Canadian) result principally from differences in depreciation for tax and financial statement purposes.

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              INCOME  TAXES (CONTINUED)

          The components of the net deferred tax (assets) liability included in the balance sheet are as follows at July 31,:

                                                     2000          1999

          Net operating loss carryfoward        $(1,165,000)  $  (913,000)
          Depreciation - U. S.                       85,000        80,000
          Provision for losses                   (1,195,000)   (1,195,000)
          Valuation allowance                     2,275,000     2,028,000

                                                $       -     $       -

          The Company has provided a valuation allowance against its deferred tax asset as it has determined that it is more likely than not the temporary differences will not be utilized for tax purposes.

                              RELATED PARTY TRANSACTIONS

          The following is a summary of advances from/to affiliated companies at July 31,:

                                                     2000          1999

          Interfederal Capital, Inc.               $296,953       $49,120
          Others                                      3,669         8,883

                                                   $300,322       $58,003

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        RELATED PARTY TRANSACTIONS (CONTINUED)

          The Company had advanced funds through the pledging of its certificates of deposit with a bank, corresponding to direct bank loans and direct advances to Refineries Consolidated Technology, Inc. ("RCT"). RCT ceased operations and the balance due from RCT, amounting to $480,000 was written off during fiscal 1999.

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

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEGMENT INFORMATION (CONTINUED)

          Following is a summary of segment information for the years ended July 31,:

                                                2000        1999        1998

          Sales to unaffiliated customers:
            Water                          $     4,241 $     2,000 $    52,576
            Gas                              2,510,286   2,917,327   5,739,035
            Electric                         8,761,677   8,397,007   8,151,963

                                           $11,276,204 $11,316,334 $10,943,574

          Operating income (loss):
            Water                          $   (73,128)$  (631,977)$  (427,596)
            Gas                               (112,366)   (228,308)    115,435
            Electric                           225,339     236,133     292,535
                                                39,845    (624,152)    (19,626)

          General corporate expenses          (926,155) (1,266,544) (1,917,674)
          Other income (expense), net          894,624  (2,968,994)  2,461,356

          Earnings (loss) from continuing
            operations before income taxes $     8,314 $(4,859,690)$   524,056

          Identifiable assets:
            Water                          $   300,079 $   283,480 $   832,428
            Gas                              1,732,599   1,884,695   2,012,325
            Electric                         4,229,757   4,302,129   4,541,187
                                             6,262,435   6,470,304   7,385,940
          General corporate assets           6,578,681   7,001,986  13,819,588

              Total assets                 $12,841,116 $13,472,290 $21,205,528

                     ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEGMENT INFORMATION (CONTINUED)

                                                2000        1999        1998
          Capital expenditures:
            Water                            $    -       $    -      $ 12,991
            Gas                                 65,148     113,343      10,257
            Electric                            49,355      55,812      54,531
            General corporate                    5,682         -         1,378
                                              $120,185    $169,155    $ 79,157

          Depreciation and amortization:
            Water                             $  4,757    $  6,825    $  5,157
            Gas                                 68,829      58,380      55,899
            Electric                           110,766     201,488     161,670
            General corporate                   12,372      12,372      12,372
                                              $197,055    $279,065    $235,098

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

          Individual customers who exceeded 10% of consolidated revenues accounted for $1,547,000, $1,360,000 and $1,666,000 in sales for the year ended July 31, 2000, 1999 and 1998, respectively.

          Geographic information

          Financial data by geographic area for the years ended July 31,:
                                                        2000
                                                    Operating
                                                      (loss)    Identifiable
                                         Sales        Income        Assets

          United States              $ 2,514,527    $(351,948)    $2,479,788
          Canada                       8,761,677      391,793      3,782,647
          Total                      $11,276,204    $  39,845     $6,262,435

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


                                FOURTH QUARTER RESULTS

          During the fourth quarter of fiscal 1999, the Company recorded the following adjustments which are unusual and non-recurring in nature: (i) provided a reserve against various Company investments, including Afritel, Cooper and RCT, in the amount of $3,515,000; (ii) provided for a loss of $1,550,000 to recognize a reduction in the value of SMI (Note 2).