Form 10-Q
period 2000-10-31
ELECTRIC & GAS TECHNOLOGY INC
filed 2000-12-08
CIK 785819

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)
          [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter period ended:  October 31, 2000

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

          Common - $0.01 Par Value - 8,353,417 shares at November 30, 2000.

                  ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                  Index to Form 10-Q

                        For the Quarter Ended October 31, 2000


                                                                      Page
          Part I - Financial Information

          1.  Report of Independent Accountants                         3

          2.  Condensed Consolidated Financial Statements:

              (a)Condensed Consolidated Balance Sheets as
              of October 31, 2000 and July 31, 2000                     4

              (b)Condensed Consolidated Statements of
              Operations for the three months
              ended October 31, 2000 and 1999                           5

              (c)Condensed Consolidated Statements of
              Changes in Stockholders' Equity for the
              three months ended October 31, 2000                       6

              (d)Condensed Consolidated Statements of
              Cash Flows for the three months ended
              October 31, 2000 and 1999                               7-8

              (e)Notes to Condensed Consolidated
              Financial Statements                                   9-13

          3.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   14-17

          Part II - Other Information

              Item 1 - Legal Proceedings                               18

              Item 6 - Exhibits and Reports on Form 8-K                18

          Signature (pursuant to General Instruction E)                19

          All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed
          Financial Statements or Notes thereto.

                          REPORT OF INDEPENDENT ACCOUNTANTS


          Board of Directors
          Electric & Gas Technology, Inc.

          We have reviewed the accompanying condensed consolidated balance sheet of Electric & Gas Technology, Inc. and Subsidiaries as of October 31, 2000 and the related condensed consolidated statements of operations, changes in stockholders' equity and cash flows for the three month periods then ended. These statements are the responsibility of the Company's management.

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

          We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented separately herein), and in our report dated October 23, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet taken as a whole.


          /s/ Jackson & Rhodes P.C.

          Jackson & Rhodes P. C.

          Dallas, Texas
          December 5, 2000

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          October 31, 2000 and July 31, 2000
                                        ASSETS
                                                  October  31,       July 31,
                                                       2000           2000
      CURRENT ASSETS                               (Unaudited)
      Cash and cash equivalents                    $ 1,147,513    $   450,267
      Certificates of deposits                         963,886      1,963,886
      Investments, market                              467,925        397,225
      Accounts receivable, net                       1,890,546      1,926,013
      Inventories                                    2,535,274      2,453,047
      Prepaid expenses                                  57,945         95,429
      Total current assets                           7,063,089      7,285,867

      PROPERTY,  PLANT AND EQUIPMENT, net            1,264,488      1,303,241

      OTHER ASSETS                                   4,399,352      4,252,008

      TOTAL  ASSETS                                $12,726,929    $12,841,116

                         LIABILITIES AND STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES
      Notes payable                                $ 1,117,216    $ 1,496,081
      Accounts payable                               1,150,153        987,478
      Accrued liabilities                              213,864        169,269
      Current maturities of long-term obligations      163,865        165,103
      Total current liabilities                      2,645,098      2,817,931

      LONG-TERM OBLIGATIONS
      Long-term obligations, less current maturities   789,942        833,500

      STOCKHOLDERS' EQUITY
      Preferred stock, $10 par value, 5,000,000 shares
        authorized, issued and outstanding - none          -              -
      Common stock, $.01 par value, 30,000,000 shares
        authorized and issued 8,343,417                 83,434         83,434
      Additional  paid-in capital                    9,258,795      9,258,795
      Retained earnings                                592,493        453,652
      Pension liability adjustment                     (84,085)       (84,085)
      Cumulative  translation adjustment              (549,385)      (512,748)
                                                     9,301,252      9,199,048
      Treasury stock, at cost 8,500 shares              (9,363)        (9,363)
      Total stockholders' equity                     9,291,889      9,189,685

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $12,726,929    $12,841,116


                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     Three Months Ended October 31, 2000 and 1999
                                     (Unaudited)

                                                       Three months ended
                                                           October 31,

                                                        2000         1999

          Sales                                     $3,019,055   $3,036,950
          Cost of  goods sold                        2,122,960    2,247,788

          Gross profit                                 896,095      789,162

          Selling, general and
          administrative expenses                      816,112      836,788

          Operating profit (loss)                       79,983      (47,626)

          Other income and (expenses)
          Interest, net                                 (5,227)      47,638
          Investment gain                               85,424      336,861
          Other                                          4,128        2,284

                                                        84,325      386,783

          Net earnings  before income taxes            164,308      339,157

          Income taxes                                  25,467          -

          NET EARNINGS                                 138,841      339,157

          Dividend on preferred stock                      -         15,879

          Net earnings  applicable to common stock  $  138,841   $  323,278

          Earnings available per Common share:

          Net earnings                                   $0.02        $0.04

          Earnings available per Common share - assuming dilution:

          Net earnings                                   $0.02        $0.04

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          Three months ended October 31, 2000
                                         (Unaudited)

                                                                                   Accumulated
                                                                                      Other
                                      Preferred  Common     Paid-in     Retained  Comprehensive Treasury
                                         Stock    Stock     Capital     Earnings     Income       Stock       Total


     Balance at July 31, 2000           $    -    $83,434   $9,258,795   $453,652   $(596,833)   $(9,363)  $9,189,685

     Net earnings                                                         138,841                             138,841
     Currency translation adjustments                                                 (36,637)                (36,637)

     Comprehensive income                                                                                     102,204

     Balance at October 31, 2000        $    -    $83,434   $9,258,795   $592,493   $(633,470)   $(9,363)  $9,291,889


                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Three months ended October 31, 2000 and 1999
                                     (Unaudited)

                                                           Three months ended
                                                                October 31,
                                                             2000        1999
       Increase (decrease) in cash:
       Cash flows from operating activities:
       Net earnings                                      $  138,841  $  339,157
       Adjustments to reconcile net earnings ( loss)
        to net cash provided by operating activities:
       Depreciation and  amortization                        43,715      51,504
       Gain on investments                                  (85,424)   (335,038)
       Changes in assets and liabilities:
       Accounts receivable                                   35,467    (251,745)
       Inventories                                          (82,227)   (101,347)
       Prepaid expenses                                      37,484       8,189
       Other assets                                            (311)     54,791
       Accounts payable                                     125,996     100,724
       Accrued liabilities                                   44,595     (26,099)

       Net cash provided by(used in) operating activities   258,136    (159,864)

       Cash flows from investing activities:
       Investments                                        1,014,724   1,036,841
       Increase in long-term investments                        -      (500,000)
       Advances to affiliates                              (148,704)        -
       Purchase of  property, plant and equipment            (3,291)    (50,420)

       Net cash provided by(used in) investing activities   862,729     486,421

       Cash flows from financing activities:
       Increase (decrease) in notes payable and
       long-term obligations                               (423,619)   (434,337)

       Net cash provided by(used in) financing activities  (423,619)   (434,337)

       NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                          697,246    (107,780)

       Cash and cash equivalents - beginning of period      450,267     378,340

       Cash and cash  equivalents- end of  period        $1,147,513   $ 270,560

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                     Three months ended October 31, 2000 and 1999
                                     (Unaudited)

                                                           Three months ended
                                                                October 31,
                                                             2000        1999

       Supplemental disclosures of cash flow information:

       Cash  paid during the period  for interest          $144,898    $ 69,578

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   October 31, 2000

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

          The statements were prepared using generally accepted accounting principles. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 2000 have been omitted, even though they are necessary for a fair presentation of the financial position at October 31, 2000 and 1999 and the results of operations and cash flows for the periods then ended.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   October 31, 2000

                                     (Unaudited)

          NOTE B - INVENTORIES

          Inventories are comprised as follows:
                                         October 31, 2000    July 31, 2000

          Raw Materials                     $  973,707        $  945,411
          Work in process                      355,374           320,926
          Finished Goods                     1,206,193         1,186,710

                                            $2,535,274        $2,453,047

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

                                   October 31, 2000

                                     (Unaudited)

          NOTE  C   -  COMMON  AND   PREFERRED  STOCK   AND  EARNINGS   PER
          SHARE(Continued)

          The following table sets forth the computation of basic and diluted earnings per share:

                                                       Three months ended
                                                           October 31,
                                                       2000           1999
          Numerator
          Net income                                 $138,841       $339,157

            Preferred stock dividends                     -          (15,879)

          Numerator for basic earnings per share

          Net income available to
            common stockholders operations           $138,841       $323,278

          Effect of dilutive securities
            Preferred stock dividends                $    -         $ 15,879

          Numerator for diluted earnings per share

          Net income available to common
            stockholders after assumed conversion    $138,841       $339,157

          Denominator
          Denominator for basic earnings per share
            weighted-average shares                 8,334,917      8,343,417

          Effect of dilutive securities:
          Options                                      40,564         74,649
          Preferred  stock                                -          900,000
                                                       40,564        974,649
          Denominator for dilutive earnings per
          share assumed conversion                  8,375,481      9,318,066

          Options to purchase shares ranging in price from $.50 to $.55 for 77,207 shares were outstanding during 2000 and 1999.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   October 31, 2000

                                     (Unaudited)

          NOTE D - ACCUMULATED OTHER COMPREHENSIVE INCOME:

          The components of other comprehensive income are as follows:

                                            Currency      Pension
                                          Translations   Liability
                                           Adjustments   Adjustments   Total

          Balance at July 31,  2000        $(512,748)     $(84,085)  $(596,833)

          Currency translation adjustments   (36,637)          -       (36,637)

          Balance October 31, 2000         $(549,385)     $(84,085)  $(633,470)

          NOTE E - INDUSTRY SEGMENT DATA:

          The Company's business is primarily comprised of three industry segments: i. water (AMT); ii. natural gas measurement and recording devices and odorization (Reynolds); and iii. electrical components and enclosures (Hydel) as set forth below. Operating profits represent total sales less cost of sales and general and administrative expenses.

                                        Three Months Ended October 31, 2000

                                                                          Genera
                                        Water       Gas       Electric   Corporate Consolidated

          Sales                      $    -     $ 850,354    $2,168,701  $     -    $3,019,055
          Cost of goods sold           13,477     406,111     1,703,372        -     2,122,960
          Selling, gen.  & adm.         6,594     270,403       324,509    214,606     816,112

          Operating profit(loss)      (20,071)    173,840       140,820   (214,606)     79,983

          Interest, net                   -       (19,379)      (13,299)    27,451      (5,227)
          Other income(expense)           -         4,128           -       85,424      89,552

          Net earnings (loss) from
           continuing operations     $(20,071)  $ 158,589    $  127,521  $(101,731) $  164,308

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   October 31, 2000

                                     (Unaudited)

          NOTE E - INDUSTRY SEGMENT DATA(Continued):

                                                                           General
                                        Water        Gas       Electric   Corporate  Consolidated

          Assets:

            Receivables              $    -     $  633,793   $1,177,316  $  79,437   $ 1,890,546

            Inventory                $ 54,200   $  802,816   $1,678,258  $     -     $ 2,535,274

            Total assets             $ 56,090   $1,985,917   $3,974,245  $6,710,677  $12,726,929

          Depreciation                   $448      $20,174      $19,858      $3,235      $43,715

          Additions PP&E             $    -         $9,360      $(6,069) $      -         $3,291

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

          Results of Operations

          Summary. The Company reported net earnings from of $138,841 and $339,157 for the three months ended October 31, 2000 and 1999, respectively. Operating income increased by $140,998 to $294,589 the result of higher margins in both the gas and electric segments with reduced selling, general and administrative expenses. Gross margins increased from 25.99% to 29.68%. Selling, general and administrative expenses as a relationship to revenues at the segment level decreased from 20.93% to 19.92% of revenues. Net earnings for the quarter ended October 31, 1999 were materially effected by the Company's successful resolution of its lawsuit with its former manufacturer's representative of its discontinued metal fabrication segment. The Company had previously provided a reserve of approximately $500,000 against any potential exposure in connection with the lawsuit and any claims made by the purchaser of the business.

          Increases(decreases) for the three months period ended October 31, 2000, as compared with the similar period of 1999, for key operating data were as follows:


                                                      Three Months Ended
                                                       October 31, 2000

                                                      Increase    Percent
                                                     (Decrease)    Change

          Operating  Revenues                         $(17,895)     (.59)
          Operating Income                             140,998     91.80
          Earnings (loss) from operations
          before income taxes                         (174,849)   (51.55)
          Net Earnings Per Share                          (.02)   (50.00)

          The following table represents the changes [increase/(decrease)] in operating revenues, operating income and net earnings before income taxes by the respective industry segments when compared to the previous period:

                                                      Three Months Ended
                                                       October 31, 2000

                                                      Increase
                                                     (Decrease)   Percent

          Operating Revenues:

            Water                                    $     -          -
            Gas                                         92,487     516.83
            Electric                                  (110,382)   (616.83)

                                                     $ (17,895)    100.00

          Operating Income (Loss):

            Water                                    $  (6,030)     (4.27)
            Gas                                        133,404      94.61
            Electric                                    13,624       9.66

                                                       140,998     100.00

          General Corporate                            (13,389)

          Other  Income (Expense)                     (302,458)

          Earnings from continuing operations
            before Income Taxes                      $(174,849)

          Water segment had no revenues during the first quarters of fiscal 2001 and 2000. Expenses amounted to $20,071 and $14,041, respectively, which were monies expended for further development and testing of the "Watermaker." The Company continues to test and develop this technology to ultimately produce reliable, safe and marketable products.

          Gas revenues increased by $92,487 for the three months ended October 31, 2000. Operating income increased by $133,404 for the three months ended October 31, 2000, resulting in operating profit of $173,840, the result of increasing margins and slightly reduced selling, general and administrative expenses. The increase in revenues and improved margins were the result of additional revenues earned on the joint venture with Niagara Mohawk Power's BTU meter project. Future periods will not benefit from this source of revenues until the commercialization of the BTU meter.

          Electric revenues for the three months ended October 31, 2000, decreasing by $(110,382) or (4.84)%. Gross margins for the three months improved slightly to around 21.46%. Operating profits increased by $13,624 due to the improved margins and reduced selling, general and administrative expenses. The electric segment consists of only the Canadian meter socket and pole line hardware product lines selling almost entirely in the Canadian markets.

          With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Operating profits increased by 91.80%, the effect of increased margins 3.70% and reduced selling, general and administrative expenses of 1.00%, discussed above, for the three months ended October 31, 2000.

          Liquidity and Capital Resources

          Liquidity. Current assets of the Company totaled $7,063,089 at October 31, 2000 and $7,285,867 at July 31, 2000. Current
          liabilities decreased by $(172,833), resulting in a decrease in working capital (current assets less current liabilities) to $4,417,991 at October 31, 2000, from $4,467,936 at July 31, 2000.
          The  Company believes  that it  has and will  generate sufficient
          cash  to   meet  its   working  capital  requirements   and  debt
          obligations.

          Hydel has a working capital line-of-credit with a Canadian bank in the amount of approximately $1,500,000. The Canadian credit facility is secured by receivables, inventories and equipment of Hydel.

          The Company continues to borrow under its CIT Group Credit/Finance, Inc. revolving and term loan facility. Borrowing under the revolving portion is based on eligible accounts receivable and inventory. The outstanding revolving loan balance was $309,619 and the term loan balance was $35,953 at October 31, 2000.

          Capital Expenditures

          For Fiscal 2001, the Company (and its subsidiaries) does not anticipate any significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries.

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


          Dated: December 8, 2000