Form 10-Q
period 2001-01-31
ELECTRIC & GAS TECHNOLOGY INC
filed 2001-03-13
CIK 785819

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
          (Mark One)
          [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter period ended:  January 31, 2001

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

          Common - $0.01 Par Value - 8,266,417 shares at March 5, 2001.

                  ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                  Index to Form 10-Q
                        For the Quarter Ended January 31, 2001
                                                                         Page
          Part I - Financial Information

          1.  Report of Independent Accountants                            3

          2.  Condensed Consolidated Financial Statements:

          (a)Condensed Consolidated Balance Sheets as
          of January 31, 2001 and July 31, 2000                            4

          (b)Condensed Consolidated Statements of
          Operations for the three and six months
          ended January 31, 2001 and 2000                                  5

          (c)Condensed Consolidated Statements of
          Changes in Stockholders' Equity for
          six months ended January 31, 2001                                6

          (c)Condensed Consolidated Statements of
          Cash Flows for the six months ended
          January 31, 2001 and 2000                                        7

          (d)Notes to Condensed Consolidated
          Financial Statements                                          8-13

          3.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      14-17

          Part II - Other Information

          Item 1 - Legal Proceedings                                      18

          Item 6 - Exhibits and Reports on Form 8-K                       18

          Signature (pursuant to General Instruction E)                   19

          All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed
          Consolidated Financial Statements or Notes thereto.

                          REPORT OF INDEPENDENT ACCOUNTANTS


          Board of Directors
          Electric & Gas Technology, Inc.

          We have reviewed the accompanying condensed consolidated balance sheet of Electric & Gas Technology, Inc. and Subsidiaries as of January 31, 2001 and the related condensed consolidated statements of operations, changes in stockholders' equity and cash flows for the three and six month periods then ended. These statements are the responsibility of the Company's management.

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


          /s/ Jackson & Rhodes P.C.

          Jackson & Rhodes P. C.

          Dallas, Texas
          March 9, 2001

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          January 31, 2001 and July 31, 2000
                                        ASSETS
                                                     January 31,     July 31,
                                                         2001          2000
          CURRENT ASSETS                             (Unaudited)
          Cash and cash equivalents                 $   921,857   $   450,267
          Certificates of deposit                       963,886     1,963,886
          Investments                                   301,959       397,225
          Accounts receivable, net                    1,403,844     1,926,013
          Inventories                                 2,664,759     2,453,047
          Prepaid expenses                               40,704        95,429
          Total current assets                        6,297,009     7,285,867

          PROPERTY, PLANT AND EQUIPMENT, net          1,290,896     1,303,241

          OTHER ASSETS                                4,408,449     4,252,008

          TOTAL ASSETS                              $11,996,354   $12,841,116

                         LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
          Notes payable                             $ 1,188,190   $ 1,496,081
          Accounts payable                              838,020       987,478
          Accrued liabilities                           192,789       169,269
          Current maturities of long-term obligations   160,170       165,103
          Total current liabilities                   2,379,169     2,817,931

          LONG-TERM OBLIGATIONS
          Long-term obligations,  less current
            maturities                                  755,679       833,500

          STOCKHOLDERS' EQUITY
          Preferred stock, $10 par value, 5,000,000
            shares                                          -             -
          Common stock, $.01 par value, 30,000,000
            shares authorized and shares issued
            8,353,417 in 2001 and 8,343,417 in 2000      83,534        83,434
          Additional paid-in capital                  9,268,075     9,258,795
          Retained earnings                             179,422       453,652
          Pension liability adjustment                  (84,085)      (84,085)
          Cumulative translation adjustments           (523,715)     (512,748)
                                                      8,923,231     9,199,048
          Treasury stock, at cost 65,000 shares in
            2001 and 8,500 shares in 2000               (61,725)       (9,363)
          Total stockholders' equity                  8,861,506     9,189,685

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY$11,996,354   $12,841,116

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three and Six Months Ended January 31, 2001 and 2000
                                     (Unaudited)

                                           Three months ended         Six months ended
                                              January 31,                January 31,
                                           2001          2000         2001        2000

          Sales                        $2,533,687    $3,069,538   $5,552,742  $6,106,488
          Cost of goods sold            1,875,025     2,374,495    3,997,985   4,622,283

          Gross profit                    658,662       695,043    1,554,757   1,484,205
          Selling, general and
          administrative  expenses        914,560       813,498    1,730,672   1,650,286

          Operating profit  (loss)       (255,898)     (118,455)    (175,915)   (166,081)

          Other income and (expenses)
          Interest, net                   (53,507)        4,296      (58,734)     51,934
          Investment gain (loss)         (110,808)       10.969      (25,384)    347,830
          Other, net                       18,861       105,301       22,989     107,584

                                         (145,454)      120,566      (61,129)    507,348

          Earnings (loss) before income
            taxes                        (401,352)        2,111     (237,044)    341,267

          Income taxes                    (11,719)          -        (37,186)        -

          NET EARNINGS (LOSS)            (413,071)        2,111     (274,230)    341,267

          Dividend on preferred stock         -          15,879          -        31,759

          Net earnings (loss) applicable
          to common stock             $  (413,071)   $  (13,768) $  (274,230)  $ 309,508

          Earnings (loss) available per Common share:

          Net earnings (loss)              $(0.05)        $0.00       $(0.03)      $0.04

          Earnings (loss) available per Common share - assuming dilution:

          Net earnings (loss)              $(0.05)        $0.00       $(0.03)      $0.04

                               See accompanying notes.

                               ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       Six months ended January 31, 2001

                                                               (Unaudited)
                                                                        Accumulated
                                                                           Other
                                        Common     Paid-in   Retained  Comprehensive  Treasury
                                         Stock     Capital   Earnings      Income        Stock      Total


     Balance at July 31, 2000           $83,434  $9,258,795  $453,652    $(596,833)  $ (9,363)   $9,189,685

     Common stock issued                    100       9,280                                           9,380
     Purchased treasury stock                                                         (52,362)      (52,362)

     Net income                                              (274,230)                             (274,230)
     Currency translation adjustments                                      (10,967)                 (10,967)

     Comprehensive income (loss)                                                                   (285,197)

     Balance at January 31, 2001        $83,534  $9,268,075  $179,422    $(607,800)  $(61,725)   $8,861,506

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Six months ended January 31, 2001 and 2000
                                     (Unaudited)
                                                            Six months ended
                                                               January 31,
                                                             2001        2000
          Increase (decrease) in cash:
          Cash flows from operating activities:
          Net earnings (loss)                            $ (274,230) $  341,267
          Adjustments to reconcile net earnings ( loss)
             to net cash provided by operating activities:
          Depreciation and amortization                      83,500     103,739
          Common shares for services                          9,380         -
          Loss (Gain) on investments                         25,384    (347,830)
          Changes in assets and liabilities:
             Accounts receivable                            522,169     (61,637)
             Inventories                                   (211,712)   (199,300)
             Prepaid expenses                                54,725      23,352
             Other assets                                       304      49,350
             Accounts payable                              (160,439)      3,436
             Accrued liabilities                             23,520     (30,984)

          Net cash  provided by (used in)  operating
             activities                                      72,601    (118,607)

          Cash flows from investing activities:
          Investments                                     1,069,882   1,613,284
          Increase in long-term investments                     -      (635,870)
          Purchase and retirement of treasury stock         (52,362)        -
          Purchase of property, plant and equipment         (67,813)    (84,539)
          Net cash provided  by (used in) investing
             activities                                     949,707     892,875

          Cash flows from financing activities:
          Increase (decrease) in notes payable and
          long-term obligations                            (390,631)   (565,192)
          Due to/from affiliate                            (160,087)    (83,391)
          Net  cash provided  by (used  in) financing
             activities                                    (550,718)   (648,583)

          NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                       471,590     125,685

          Cash  and  cash  equivalents -  beginning
             of  period                                     450,267     378,340

          Cash and cash equivalents - end of period      $  921,857  $  504,025

          Supplemental disclosures of cash flow information:
          Cash paid during the year for Interest         $  279,499  $  275,033

                               See accompanying notes.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   January 31, 2001

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

          The statements were prepared using generally accepted accounting principles. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 2000 have been omitted, even though they are necessary for a fair presentation of the financial position at January 31, 2001 and 2000 and the results of operations and cash flows for the periods then ended.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 2001

                                     (Unaudited)
          NOTE B - INVENTORIES

          Inventories are comprised as follows:
                                      January 31, 2001     July 31, 2000

          Raw Materials                  $1,007,595          $  945,411
          Work in process                   391,892             320,926
          Finished Goods                  1,265,272           1,186,710

                                         $2,664,759          $2,453,047

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

          An Illinois's court awarded a judgement on January 28, 1999 in favor of Allied and against the Company in the amount of approximately $1,100,000. The lawsuit between Allied and the Company has now been settled and dismissed. The settlement required the repurchase by the Company of the 90,000 shares of preferred stock for $1.1 million which would satisfy a judgement by the Court requiring such a purchase. An affiliate acquired said 90,000 shares and the judgement. The transaction was completed by the affiliate with $1.2 million of collateral supplied by the Company. The affiliate pursued the sale of the preferred stock to a third party, however, on July 31, 2000, the Company retired the preferred stock.

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 2001

                                     (Unaudited)
          NOTE C - PREFERRED STOCK AND EARNINGS PER SHARE(Continued)

          The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three months ended      Six months ended
                                                     2001       2000        2001        2000
          Numerator
          Net income (loss)                      $ (413,071) $   2,111  $ (274,230) $  341,267

            Preferred stock dividends                   -      (15,879)        -       (31,759)

          Numerator for basic earnings per share

          Net income (loss) available to
            common stockholders                  $(413,071)  $ (13,768) $ (274,230) $  309,508

          Effect of dilutive securities
            Preferred stock dividends            $     -     $  15,879  $      -    $   31,759

          Numerator for diluted earnings per share

          Net income (loss) available to
            common stockholders after
            assumed conversion                   $(413,071)  $   2,111  $ (274,230) $  341,267

          Denominator
            Denominator for basic earnings per share
          weighted-average shares                8,324,417   8,343,417   8,329,667   8,343,417

          Effect of dilutive securities:
          Options                                   40,233      74,649      40,233      74,649
          Preferred stock                              -       960,000         -       960,000

                                                    40,233   1,034,649      40,233   1,034,649

          Denominator for dilutive earnings per share
          assumed conversion                     8,364,650   9,378,066   8,369,900   9,378,066

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 2001

                                     (Unaudited)
          NOTE C - PREFERRED STOCK AND EARNINGS PER SHARE(Continued)

          Options to purchase shares ranging in price from $.50 to $.55 for 77,207 shares were outstanding during 2001 and 2000.

          NOTE D - ACCUMULATED OTHER COMPREHENSIVE INCOME:

          The components of other comprehensive income are as follows:

                                             Currency    Pension
                                          Translations  Liability
                                           Adjustments Adjustments   Total

          Balance at July 31, 2000          $(512,748)  $(84,085) $(596,833)

          Currency translation adjustments    (10,967)       -      (10,967)

          Balance January 31, 2001          $(523,715)  $(84,085) $(607,800)

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 2001

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

                            Three Months Ended January 31, 2001

                                                                     General
                                   Water        Gas     Electric    Corporate   Consolidated

          Sales                   $26,500  $   705,943  $1,801,244  $      -     $ 2,533,687
          Cost of goods sold       30,520      427,591   1,416,914         -       1,875,025
          Selling, gen.  & adm.     3,702       334,89     325,844     250,117       914,560

          Operating profit(loss)   (7,722)     (56,545)     58,486    (250,117)     (255,898)

          Interest, net               -        (19,440)    (11,295)    (22,772)      (53,507)
          Other income(expense)    18,500          361         -      (110,808)      (91,947)

          Net earnings (loss)
            income  before taxes  $10,778  $  (75,624) $   47,191  $ (383,697)   $  (401,352)

          Assets:
            Receivables           $   -    $  419,196  $  928,890  $   55,758    $ 1,403,844

            Inventories           $47,000  $  855,063  $1,762,696  $      -      $ 2,664,759

            Total    assets       $48,223  $1,813,950  $3,786,389  $6,347,792    $11,996,354

          Depreciation               $299     $16,832     $19,419      $3,235        $39,785

          Additions PP&E          $   -       $(2,171)    $32,538     $34,155        $64,522

                   ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   January 31, 2001

                                     (Unaudited)

          NOTE E - INDUSTRY SEGMENT DATA(Continued):

                                              Six Months Ended January 31, 2001

                                                                      General
                                   Water       Gas      Electric     Corporate  Consolidated

          Sales                  $ 26,500  $1,556,297  $3,969,945  $      -      $5,552,742
          Cost of goods sold       43,997     833,702   3,120,286         -       3,997,985
          Selling, gen. & adm.     10,296     605,300     650,353     464,723     1,730,672

          Operating profit(loss)  (27,793)    117,295     199,306    (464,723)     (175,915)

          Interest, net               -       (38,819)    (24,594)      4,679       (58,734)
          Other income(expense)    18,500       4,489         -       (25,384)       (2,395)

          Net earnings (loss)
            before income taxes  $ (9,293) $   82,965  $  174,712  $ (485,428)   $ (237,044)

          Depreciation               $747     $37,006     $39,277      $6,470       $83,500

          Additions PP&E          $   -        $7,189     $26,469     $34,155       $67,813

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

          Results of Operations

          Summary. The Company reported losses of $(274,230) and $(413,071) for the six and three months ended January 31, 2001, respectively. This compared to net earnings of $341,267 and $2,111) for the six and three months ended January 31, 2000, respectively. Operating income increased (decreased) by $41,679 and $(99,319) for the six and three month periods. Gross margins increased from 24.31% to 28.00%. Selling, general and administrative expenses as a relationship to revenues at the segment level increased from 20.26% to 22.80% of revenues.

          Increases(decreases) for the three and six months period ended January 31, 2001, as compared with the similar period of 2000, for key operating data were as follows:


                                      Three Months Ended      Six Months Ended
                                       January 31, 2001       January 31, 2001

                                     Increase    Percent     Increase   Percent
                                    (Decrease)    Change    (Decrease)   Change

     Operating Revenues             $(535,851)     (21.15)  $(553,746)   (9.97)
     Operating profit (loss)          (99,319)    (106.18)     41,679    16.87
     Earnings (loss) from operations
       before income taxes           (403,463) (19,112.41)   (578,311) (169.46)
     Net Earnings (loss) Per Share       (.05)                   (.07) (175.00)

          The  following table represents the changes [increase/(decrease)]
          in operating revenues, operating income and net earnings before income taxes by the respective industry segments when compared to the previous period:
                                     Three Months Ended       Six Months Ended
                                      January 31, 2001        January 31,2001
                                     Increase                Increase
                                    (Decrease)   Percent    (Decrease)  Percent
     Operating Revenues:

     Water                          $  24,259        4.53   $  24,259     4.38
     Gas                               36,145        6.74     128,632    23.23
     Electric                        (596,255)    (111.27)   (706,637) (127.61)

                                    $(535,851)     100.00   $(553,746)  100.00

     Operating Profit (Loss):

     Water                          $  13,212       13.30   $   7,182    17.23
     Gas                              (67,642)     (68.10)     65,762   157.78
     Electric                         (44,889)     (45.20)    (31,265)  (75.01)

                                      (99,319)     100.00      41,679   100.00

     General Corporate                (38,124)                (51,513)
     Other Income (Expense)          (266,020)               (568,477)

     Earnings (loss) from operations
       before income taxes          $(403,463)              $(578,311)

          Water revenues for the six months ended January 31, 2001 amounted to $26,500 which was a sale of demonstrators of this segments "Watermaker" products occurring during the second quarter.
          Revenues of only $2,241 were recorded during fiscal 2000. Expenses were $54,293 and $34,222 for the six and three months ended January 31, 2001, respectively. This compares to expenses of $37,216 and $23,175 for the six and three months ended January 31, 2000, respectively. The Company continues to test and develop this technology to produce reliable, safe and marketable products.

          Gas revenues increased by $128,632 and $36,145 for the six and three months ended January 31, 2001. Operating income increased (decreased) by $65,762 and $(67,642) for the six and three months ended January 31, 2001, resulting in operating profit (loss) of $117,295 and $(56,545), respectively. Selling, general and administrative expenses increased by $54,367 for the six month period. A new BTU meter which has been under development for the past few years and is currently undergoing field testing. Significant sales from this product are not expected until late fiscal 2001.

          Electric revenues decreased for the six and three months ended January 31, 2001 by $(706,637) and $(596,255). Operating profits decreased by $(31,265) and $(44,889) for the six and three months ended January 31, 2001, respectively. With revenues decreasing, operating profits decreased. Revenues were down due to the more sever winter conditions and less buying for year 2000 contingency plans by utilities. The electric segment consist of only the Canadian meter socket and pole line hardware product lines selling almost entirely in the Canadian markets.

          With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Cost of sales as a percentage of revenue improved by 3.69% and 3.35%, however, these improvements were offset by increased selling, general and administrative expenses of 2.54% and 6.63% for the six and three months ended January 31, 2001, respectively, resulting in poorer performance for the second quarter ended January 31, 2001.

          Liquidity and Capital Resources

          Liquidity. Current assets of the Company totaled $6,297,009 at January 31, 2001, down from current assets of $7,285,867 at July 31, 2000, or a decrease of $(988,858). Current liabilities decreased by $(438,762), resulting in a decrease in working capital (current assets less current liabilities) to $3,917,840 at January 31, 2001, from $4,467,936 at July 31, 2000. The
          Company believes that it has and will generate sufficient cash to meet its working capital requirements and debt obligations.

          Hydel has a working capital line-of-credit with a Canadian bank in the amount of approximately $2,200,000 and additional equipment line of $650,000 in Canadian dollars. The Canadian credit facility is secured by receivables, inventories and equipment of Hydel.

          The Company continues to borrow under its CIT Group Credit/Finance, Inc. revolving and term loan facility. Borrowing under the revolving portion is based on eligible accounts receivable and inventory. The outstanding revolving loan balance was $301,782 and the term loan balance was $31,662 at January 31, 2001.

          Capital Expenditures

             For Fiscal 2001, the Company does not anticipate any significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its gas and water subsidiaries. Planned expenditures of approximately $450,000 for new equipment in its electric segment may occur during the last half of fiscal 2001. These additions are expected to be partially financed with our Canadian lenders.

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





          Dated: March 12, 2001