Form 10-Q
period 2001-04-30
ELECTRIC & GAS TECHNOLOGY INC
filed 2001-06-08
CIK 785819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended: April 30, 2001

OR

[ ]                     TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to________________

____________________________________________

Commission File:# 0-14754

ELECTRIC & GAS TECHNOLOGY, INC.

(Exact Name of Registrant as specified in its Charter)

TEXAS	75-2059193
(State or other Jurisdiction of	I R S. Employer
incorporation or organization)	Identification No.)

13636 Neutron Road, Dallas, Texas	75244-4410
(Address of Principal Executive Offices)	(Zip Code)

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

Common - $0.01 Par Value - 8,238,417 shares at May 31, 2001.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

Index to Form 10-Q

For the Quarter Ended April 30, 2001
Page
Part I - Financial Information

1. Report of Independent Accountants	3

2. Condensed Consolidated Financial Statements:

(a) Condensed Consolidated Balance Sheets as
of April 30, 2001 and July 31, 2000	4

(b) Condensed Consolidated Statements of Operations for
the three and nine months ended April 30, 2001 and 2000	5

(c) Condensed Consolidated Statement of Changes in
Stockholders' Equity for the nine months ended April 30, 2001	6

(c) Condensed Consolidated Statements of Cash Flows
for the nine months ended April 30, 2001 and 2000	7

(d) Notes to Condensed Consolidated Financial Statements	8-13

3. Management's Discussion and Analysis of Financial Condition
and Results of Operations	14-17

Part II - Other Information

Item 1 - Legal Proceedings	18

Item 4 - Submission of Matters to a Vote of Security Holders	18

Item 6 - Exhibits and Reports on Form 8-K	18

Signature (pursuant to General Instruction E)	19

All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed
Financial Statements or Notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors

Electric & Gas Technology, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Electric & Gas Technology, Inc. and Subsidiaries as of April 30, 2001 and the related condensed consolidated statements of operations for the three and nine months periods then ended and changes in stockholders' equity and cash flows for the nine months periods then ended. These statements are the responsibility of the Company's management.

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

/s/ Jackson & Rhodes P.C.

Jackson & Rhodes P. C.

Dallas, Texas

June 5, 2001

ELETRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

April 30, 2001 and July 31, 2000
	April 30, 2001	July 31, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 717,659	$ 450,267
Certificates of deposit	963,886	1,963,886
Investments, market	207,426	397,225
Accounts receivable, net	1,528,360	1,926,013
Inventories	2,738,989	2,453,047
Prepaid expenses	199,942	95,429
Total current assets	6,356,262	7,285,867

PROPERTY, PLANT AND EQUIPMENT, net	1,285,422	1,303,241

OTHER ASSETS	3,963,393	4,252,008

TOTAL ASSETS	$11,605,077	$12,841,116

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$ 1,522,028	$ 1,496,081
Accounts payable	941,173	987,478
Accrued liabilities	245,148	169,269
Current maturities of long-term obligations	151,748	165,103
Total current liabilities	2,860,097	2,817,931

LONG-TERM OBLIGATIONS
Long-term obligations, less current maturities	718,310	833,500

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 5,000,000 shares	-	-
Common stock, $.01 par value, 30,000,000 shares
authorized, issued 8,378,417 and 8,343,417	83,784	83,434
Additional paid-in capital	9,288,925	9,258,795
Retained earnings (deficit)	(591,470)	453,652
Pension liability adjustment	(84,085)	(84,085)
Cumulative translation adjustment	(562,118)	(512,748)
	8,135,036	9,199,048
Treasury stock, 116,000 and 8,500 shares, at cost	(108,366)	(9,363)

Total stockholders' equity	8,026,670	9,189,685

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,605,077	$12,841,116

See accompanying notes.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended April 30, 2001 and 2000

(Unaudited)
	Three months ended		Nine months ended
	April 30,		April 30,
	2001	2000	2001	2000

Sales	$2,541,854	$2,509,356	$8,094,596	$8,615,844
Cost of goods sold	1,910,559	1,992,596	5,908,544	6,614,879

Gross profit	631,295	516,760	2,186,052	2,000,965

Selling, general and administrative
Expenses	887,579	930,052	2,618,251	2,580,338

Operating profit (loss)	(256,284)	(413,292)	(432,199)	(579,373)

Other income and (expenses)
Interest, net	(45,893)	(9,423)	(104,627)	42,511
Investment gain (loss)	(466,138)	342,427	(473,022)	690,257
Other, net	-	(54,060)	4,489	53,524

	(512,031)	278,944	(573,160)	786,292

Income (loss) before federal income tax credit	(768,315)	(134,348)	(1,005,359)	206,919

Federal income credit (tax)	(2,577)	157,945	(39,763)	157,945

NET EARNINGS (LOSS)	(770,892)	23,597	(1,045,122)	364,864

Dividend on preferred stock	-	15,362	-	47,121

Net earnings (loss) applicable
to common stock	$ (770,892)	$ 8,235	$(1,045,122)	$317,743

Earnings (loss) available per Common share:

Net income (loss)	$(0.09)	$NIL	$(0.13)	$0.04

Earnings (loss) available per Common share - assuming dilution:

Net income (loss)	$(0.09)	$NIL	$(0.13)	$0.04

See accompanying notes.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Nine months ended April 30, 2001

(Unaudited)
				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total

Balance at July 31, 2000	$83,434	$9,258,795	$453,652	$(596,833)	$(9,363)	$9,189,685

Net income (loss)			(1,045,122)			(1,045,122)
Currency translation adjustments				(49,370)		(49,370)
Comprehensive income (loss)						(1,094,492)

Common stock issued	350	30,130				30,480

Purchase of treasury stock	-	-	-	-	(99,003)	(99,003)

Balance at April 30, 2001	$83,784	$9,288,925	$ (591,470)	$(646,203)	$(108,366)	$8,026,670

See accompanying notes.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended April 30, 2001 and 2000 (Unaudited)
	Nine months ended
	April 30,
	2001	2000
Increase (decrease) in cash:
Cash flows from operating activities:
Net earnings (loss)	$(1,045,122)	$ 364,864
Adjustments to reconcile net earnings (loss)
to net cash used by operating activities:
Depreciation and amortization	124,805	155,721
Common shares for services	30,480	-
Loss (Gain) on investments	473,022	(690,257)
Changes in assets and liabilities:
Accounts receivable	397,653	(155,502)
Inventories	(285,942)	(175,562)
Prepaid expenses	(104,513)	7,457
Other assets	1,382	184,032
Accounts payable	(95,734)	(273,210)
Accrued liabilities	75,879	47,923
Net cash provided by (used in) operating activities	(428,090)	(534,534)

Cash flows from investing activities:
Investments	1,133,851	1,613,284
Increase in long-term investments	-	(608,500)
Purchase and retirement of treasury stock	(99,003)	(9,363)
Purchase of property, plant and equipment	(101,973)	(82,879)
Net cash provided by (used in) investing activities	932,875	912,542

Cash flows from financing activities:
Increase (decrease) in notes payable and
long-term obligations	(102,539)	(384,304)
Due to/from affiliate	(134,854)	(77,130)
Net cash provided by (used in) financing activities	(237,393)	(461,434)
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	267,392	(83,426)

Cash and cash equivalents - beginning of period	450,267	378,340

Cash and cash equivalents - end of period	$ 717,659	$ 294,914

Supplemental disclosures of cash flow information:
Cash paid during the period for Interest	$ 416,690	$ 384,913

See accompanying notes.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2001

(Unaudited)

NOTE A - GENERAL

     Electric & Gas Technology, Inc.("the Company" or "ELGT") was organized under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. The Company presently is the owner of 100% of Reynolds and Hydel and owns 91.5% of AMT and, through such subsidiaries, operates in three distinct business segments: (1) production of atmospheric water, filtration and enhanced water products (AMT); (2) the manufacture and sale of natural gas measurement, metering and odorization equipment (Reynolds); and (3) the manufacture and sale of electric meter enclosures and pole-line hardware for the electric utility industry and the general public (Hydel). Effective October 1, 1997, the Company agreed to sell its defense electronics business segment and on December 31, 1997 it sold its plastics segment. Both such operations have been treated as discontinued operations. Effective July 31, 1997, the Company discontinued the operations of its metal fabrication segment, which previously was engaged in the manufacture and sale of precision metal enclosures for telecommunication and computer equipment (Logic). The Company sold its Canadian heating division and its U.S. meter socket and Test Switch divisions during fiscal 1996 and 1995. These operations were part of the electric segment.

     The accompanying condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC) for inclusion in the Company's Quarterly Report on Form 10-Q. They are subject to year-end audit adjustments; however, they reflect all adjustments of a normal recurring nature, which are, in the opinion of Management, necessary for a fair statement of the results of operations for the interim periods.

     The statements were prepared using generally accepted accounting principles. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 2000 have been omitted, even though they are necessary for a fair presentation of the financial position at April 30, 2001 and 2000 and the results of operations and cash flows for the periods then ended.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

April 30, 2001

(Unaudited)

NOTE B - INVENTORIES

     Inventories are comprised as follows:
	April 30, 2001	July 31, 2000

Raw Materials	$1,011,510	$ 945,411
Work in process	436,102	320,926
Finished Goods	1,291,377	1,186,710

	$2,738,989	$2,453,047

NOTE C - PREFERRED STOCK AND EARNINGS PER SHARE

     On December 15, 1995, the Company closed on a Note Purchase Agreement with Allied Products Corporation ("Allied"), thereby obtaining Allied's right, title and interest in and to a certain Promissory Note and all security existing there under and obligations of Cooper Manufacturing Corporation ("Cooper") under this Note and the Facility Agreement formerly executed by Cooper and its shareholders in exchange for $100,000 in cash and newly issued 90,000 shares of Series A, $10.00 par value, 7% Convertible Preferred stock of the Company. The preferred stock was convertible into common stock of the Company at the ratio of two shares of common stock for each share of preferred stock. An Illinois's court awarded a judgment on January 28, 1999 in favor of Allied and against the Company in the amount of approximately $1,100,000. The lawsuit between Allied and the Company was settled and dismissed. The settlement required the repurchase by the Company of the 90,000 shares of preferred stock for $1.1 million, which would satisfy the judgment by the Court requiring such a purchase. The Company retired the preferred stock on July 31, 2000.

     The following table sets forth the computation of basic and diluted earnings per share:
	Three months ended		Nine months ended
	2001	2000	2001	2000
Numerator
Net income (loss)	$(770,892)	$ 23,597	$(1,045,122)	$364,864

Preferred stock dividends	-	(15,362)	-	(47,121)

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

April 30, 2001

(Unaudited)

NOTE C - PREFERRED STOCK AND EARNINGS PER SHARE (Continued)
Numerator for basic earnings per share
Net income (loss) available to common stockholders operations	$(770,892)	$ 8,235	$(1,045,122)	$ 317,743

Effect of dilutive securities
Preferred stock dividends	$ -	$ 15,362	$ -	$ 47,121

Numerator for diluted earnings per share
Net income (loss) available to common stockholders after assumed conversion	$(770,892)	$ 23,597	$(1,045,122)	$ 364,864

Denominator
Denominator for basic earnings per share
Weighted-average shares	8,260,917	8,337,417	8,307,306	8,341,417

Effect of dilutive securities:
Options	-	44,936	-	44,936
Preferred stock	-	720,000	-	720,000

	-	764,936	-	764,936
Denominator for dilutive earnings per share assumed conversion	8,260,917	9,102,353	8,307,306	9,106,353

     Options to purchase shares ranging in price from $.50 to $.55 for 77,207 shares were outstanding during 2001 and 2000, respectively but were only included in the computation of dilutive earnings per share for 2000 because the options' exercise price was less than the average market price of the common shares and were dilutive.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

April 30, 2001

(Unaudited)

NOTE D - ACCUMULATED OTHER COMPREHENSIVE INCOME:

     The components of other comprehensive income are as follows:
	Currency	Pension
	Translations	Liability
	Adjustments	Adjustments	Total

Balance at July 31, 2000	$(512,748)	$(84,085)	$(596,833)

Currency translation adjustments	(49,370)	-	(49,370)

Balance April 30, 2001	$(562,118)	$(84,085)	$(646,203)

     The earnings associated with the Company's investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal income taxes on these earnings or translation adjustments has been provided.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

April 30, 2001

(Unaudited)

NOTE E - INDUSTRY SEGMENT DATA:

     The Company's business is primarily comprised of three industry segments: i. water (AMT); ii. natural gas measurement and recording devices and odorization (Reynolds); and iii. electrical components and enclosures (Hydel) as set forth below. Operating profits represent total sales less cost of sales and general and administrative expenses.
	Three Months Ended April 30, 2001
					General
	Water	Gas	Electric	Corporate	Consolidated

Sales	$ -	$ 952,131	$1,589,723	$ -	$2,541,854
Cost of goods sold	16,030	644,021	1,250,508	-	1,910,559
Selling, gen. & adm.	1,501	310,495	302,186	273,397	887,579

Operating profit (loss)	(17,531)	(2,385)	37,029	(273,397)	(256,284)

Interest, net	-	(15,712)	(13,350)	(16,831)	(45,893)
Other income (expense)	-	-	-	(466,138)	(466,138)

Net earnings (loss) before income taxes	$(17,531)	$ (18,097)	$ 23,679	$(756,366)	$ (768,315)

Assets:
Receivables	$ -	$585,118	$ 929,917	$13,325	$1,528,360
Inventory	$104,651	$886,106	$1,748,232	$ -	$2,738,989
Total assets	$111,910	$2,038,358	$3,943,469	$5,511,340	$11,605,077

Depreciation	$597	$18,503	$ 18,712	$3,493	$41,305

Additions PP&E		$$16,050	$(10,889)	$28,999	$34,160

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

April 30, 2001

(Unaudited)

NOTE E - INDUSTRY SEGMENT DATA (Continued):
	Nine Months Ended April 30, 2001
					General
	Water	Gas	Electric	Corporate	Consolidated

Sales	$ 26,500	$2,508,428	$5,559,668	$ -	$ 8,094,596
Cost of goods sold	60,027	1,477,723	4,370,794	-	5,908,544
Selling, gen. & adm.	11,797	915,795	952,539	738,120	2,618,251

Operating profit (loss)	(45,324)	114,910	236,335	(738,120)	(432,199)

Interest, net	-	(54,531)	(37,944)	(12,152)	(104,627)
Other income (expense)	18,500	4,489	-	(491,522)	(468,533)

Net earnings (loss) before income taxes	$(26,824)	$ 64,868	$ 198,391	$(1,241,794)	$(1,005,359)

Depreciation	$1,344	$55,509	$57,989	$ 9,963	$124,805

Additions PP&E	$ -	$23,239	$15,580	$63,154	$101,973

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

Results of Operations

     Summary.  The Company reported net (loss) earnings of $(1,045,122) and $(770,892) for the nine and three months ended April 30, 2001, respectively. This compared to $364,864 and $23,597 for the nine and three months ended April 30, 2000, respectively. Operating income increased by $198,462 and $156,783 for the nine and three month periods, the result of increases in revenue and operating profits in the gas segment. The electric segment reported decreased revenues of $(1,134,492) and $(427,855), however, operating profits decreased only slightly by $(48,406). and $(17,141) for the nine and three months ended April 30, 2001. The net loss for the nine and three months ended April 30, 2001 was impacted by the write off of approximately $417,000 note receivable from the sale of the old defense segment which was determined to be un-collectible. Gross margins increased from 23.22% to 27.01% for the nine months ended April 30, 2001. Also, selling, general and administrative expenses as a relationship to revenues at the segment level increased from 21.98% to 23.23% of revenues. Other income was affected by less interest income and the aforementioned bad debt when compared to the prior period gains from common equity investments carried at fair market value. The Company filed a carryback refund tax credit of $157,945 for prior year taxes paid during the quarter ended April 30, 2000.

     Increases (decreases) for the three and nine months periods ended April 30, 2001, as compared with the similar period of 2000, for key operating data were as follows:

	Three Months Ended		Nine Months Ended
	April 30,2001		April 30, 2001

	Increase	Percent	Increase	Percent
	(Decrease)	Change	(Decrease)	Change

Operating Revenues	$32,498	1.30	$(521,248)	(6.05)
Operating Income	156,783	112.25	198,462	184.67
Net earnings (loss) before tax	(633,967)	(471.88)	(1,212,278)	(585.87)
Net Earnings Per Share	(.09)	(100.00)	(.17)	(425.00)

     The following table represents the changes [increase/(decrease)] in operating revenues, operating income and net earnings before income taxes by the respective industry segments when compared to the previous period:
	Three Months Ended		Nine Months Ended
	April 30, 2001		April 30, 2001

		Increase		Increase
	(Decrease)	Percent	(Decrease)	Percent
Operating Revenues:

Water	$ (2,000)	(6.15)	$ 22,259	4.27
Gas	462,353	1,422.71	590,985	113.38
Electric	(427,855)	(1,316.56)	(1,134,492)	(217.65)

	$ 32,498	100.00	$ (521,248)	100.00
Operating Income (Loss):

Water	$ 3,090	1.97	$ 10,272	5.18
Gas	170,834	108.96	236,596	(24.39)
Electric	(17,141)	(10.93)	(48,406)	119.21

	156,783	100.00	198,462	100.00

General Corporate	225		(51,288)
Other Income (Expense)	(790,975)		(1,359,452)

Net earnings (loss) before tax	$(633,967)		$(1,212,278)

     Water revenues amounted to $26,500 for the nine months ended April 30, 2001. Revenues for the nine months ended April 30, 2000 were $2,000 which was the sale of a demonstrator of this segments' "Watermaker" product. Expenses were $71,824 and $17,531 for the nine and three months ended April 30, 2001, respectively. Expenses were $59,837 and $22,621 for the nine and three months ended April 30, 2000, respectively. The Company continues to test and improve its products while it searches for a partner to commercially develop this product line. There is no forecast of when meaningful revenues might occur, however, several opportunities have recently developed for the larger systems.

    Gas revenues increased by $590,985 and $462,353 for the nine and three months ended April 30, 2001. Operating income increased by $236,596 and $170,834 for the nine and three months ended April 30, 2001, resulting in operating profits (losses) of $114,910 and $(2,385), respectively. Selling, general and administrative expenses decreased to 36.51% of revenues when compared to 43.83% for the prior nine month period. Expenses continue on the development of the BTU meter product. Revenues from this products are not expected to occur until fiscal 2002.

     Electric revenues decreased for the nine and three months ended April 30, 2001 by $(1,134,492) and $(427,855). Operating profits decreased by $(48,406) and $(17,141) for the nine and three months ended April 30, 2001, respectively. Revenues and related operating profits were primarily down due to a slowing Canadian economy, a colder winter and less buying from customers who were anticipating Y2K problems in 2000. The electric segment consists of only the Canadian meter socket and pole line hardware product lines selling almost entirely in the Canadian markets.

     With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Operating profits increased by 2.53% and 6.24% for the nine and three months ended April 30, 2001, respectively, the effect of improved performance in the gas segment, discussed above.

Liquidity and Capital Resources

     Liquidity.  Current assets of the Company totaled $6,356,262 at April 30, 2001, down from current assets of $7,285,867 at July 31, 2000, or a decrease of $(929,605). Current liabilities increased by $42,166, resulting in a decrease in working capital (current assets less current liabilities) to $3,496,165 at April 30, 2001, from $4,467,936 at July 31, 2000. The Company believes that it has and will generate sufficient cash to meet its working capital requirements and debt obligations.

     Hydel has a working capital line-of-credit with a Canadian bank in the amount of approximately $1,500,000. The Canadian credit facility is secured by receivables, inventories and equipment of Hydel.

     The Company continues to borrow under its CIT Group Credit/Finance, Inc. revolving and term loan facility. Borrowing under the revolving portion is based on eligible accounts receivable and inventory. The outstanding revolving loan balance was $486,069 and the term loan balance was $27,372 at April 30, 2001.

Capital Expenditures

     For Fiscal 2001, the Company (and its subsidiaries) does not anticipate any significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries. Planned expenditures of approximately $450,000 for new equipment in the electric segment will occur during the fourth quarter of fiscal 2001. These additions will be financed with our Canadian lender.

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

     Information regarding and factors affecting forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performances and underlying assumption and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result, or be achieved, or accomplished.

PART II

ITEM 1. LEGAL PROCEEDINGS

     Unites States of America, Plaintiff Vs Commercial Technology, Inc., et.al.,Defendant in the United States District Court, Northern District of Texas. Case number 3-99-CV-2668-X. Plaintiff brought an action to collect on a defective judgment to force the sale of an office building which was acquired from the defendant by ELGT in 1987. The court has ruled that the transaction the Government relied upon to enforce the judgement was not a debt and was therefore not entitled to relief under the Act; and that they are not entitled to a judicial sale of the property. The Government's only further action is under the Texas Fraudulent Conveyance Statutes for which there is no evidence to support such findings. A jury trial was held between March 26 and April 6, 3001. The court granted a motion as to the Company and dismissed all claims. However, a unanimous verdict was returned in favor of the Plaintiff on April 6, 2001 finding that Commercial Technology, Inc. transferred a piece of real property to the Company in violation of the Texas Uniform Fraudulent Transfer Act ("Act"). Commercial Technology, Inc. and the Company filed on April 27, 2001 a renewed motion for judgement as a matter of law, or, alternatively, for a new trail. Such motion will show that the real property is not an asset under the Act, the Company's Hypothecation Agreement operates as a deed and therefore the Company acquired equitable title and/or is entitled to subrogation. Management believes ELGT has no significant exposure under this action and will vigorously defend its position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual stockholders meeting on March 16, 2001. The following individuals were elected as directors until the Company's next annual meeting:
S. Mort Zimmerman	Daniel A. Zimmerman
Edmund W. Bailey	Fred M. Updegraff
James J. Ling	Joseph Shoaf

     Jackson & Rhodes P.C. appointment as auditors was ratified with 7,648,614 affirmative votes and 64,918 against.

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

Dated: June 8, 2001