Form 10-K
period 2001-07-31
ELECTRIC & GAS TECHNOLOGY INC
filed 2001-10-10
CIK 785819

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

( X )              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2001

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

Common Stock, $0.01 Par Value

(Title of Class)

Indicate by check mark whether Registrant has (i) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (ii) been subject to such filings requirements for the past ninety (90) days.  Yes   X  No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (   )

At September 25, 2001, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $2,122,588. At such date there were 6,283,934 shares of the registrant's Common stock outstanding.

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

Financial Information by Segment

     The following table depicts revenues, operating income (loss) from continuing operations and identifiable assets of the Company by segment, for the fiscal years ended July 31,:
	Year Ended	Year Ended	Year Ended
	July 31, 2001	July 31, 2000	July 31,1999
Revenue

Water	$ 152,441	$ 4,241	$ 2,000
Gas	3,449,128	2,510,286	2,917,327
Electric	7,659,606	8,761,677	8,397,007

Operating Income (Loss):

Water	$ (70,300)	$ (73,128)	$ (631,977)
Gas	121,214	(112,366)	(228,308)
Electric	266,350	225,339	236,133

Identifiable Assets:

Water	$ 68,714	$ 300,079	$ 283,480
Gas	1,861,253	1,732,599	1,884,695
Electric	4,235,692	4,229,757	4,302,129
Corporate	4,364,535	6,578,681	7,001,986

Geographic information

     Financial data by geographic area for the fiscal year ended July 31, 2001 are as follows:
		Operating	Identifiable
	Sales	(loss)Income	Assets

United States	$ 3,601,569	$ (19,841)	$2,377,077
Canada	7,659,606	337,105	3,788,582

Total	$11,261,175	$317,264	$6,165,659

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

     Customers. AMT's potential customers will include commercial sales (Hotels, Professionals, Schools, Clinics, etc.), industrial sales (Mining, Offshore Oil Drilling, Manufacturing, etc.) and consumer's sales (Health Food Stores, Health Clubs, General Food Channels, etc.) domestically and internationally.

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

     Employees

     As of July 31, 2001 this segment had no employees and has been conducting its preliminary work through the use of consultants. Administrative services have been provided by the Company.

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

     Products

     Reynolds manufactures equipment used in the natural gas industry. Its principal products known as "RECOR" are electronic pressure, temperature and volumetric instrumentation and accessories peripheral to gas measurement. Reynolds continues to produce its traditional line of mechanical instrumentation including pressure, temperature and volumetric recording and indicating devices. In addition, Reynolds provides engineering and equipment used to accomplish the odorization of natural gas. Reynolds is currently under a contract with Niagara Mohawk Power to develop an affordable accurate BTU gas measuring device. The proto-type meter continues to be field-tested.

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

     Employees

     Reynolds employs approximately 29 persons, including 1 company officer and 6 administrative clerical personnel. None of the employees is represented by a labor union or other labor association, and relations with its employees are considered excellent. Reynolds has never experienced nor anticipates a strike or other work stoppage.

Electric (Hydel)

     History

     Hydel. Hydel (formerly Stelpro) was incorporated in 1977 under the laws of the Province of Ontario, Canada, and has operated as a manufacturer of electrical equipment for use in the electric utility industry since its inception. In 1982, Hydel purchased a baseboard heater manufacturing business from Westinghouse. Stelpro changed its name to Hydel in January 1995 upon the sale of its heating manufacturing business. Hydel Engineering which was merged into Hydel effective August 1, 1995, was incorporated in November 1969 under the Laws of the

Province of Ontario, Canada, and as in the case of Hydel operated as a manufacturer of electric equipment for use in the electric utility industry since its inception. Hydel operates primarily within Canadian markets. Hydel maintains its executive office at 49 Howden Road, Scarborough, Ontario M1R 3C9 and a manufacturing facility at 566 Ridge Road, Welland, Ontario L3B 5R4.

     Products

     Hydel. Hydel operates two industrial facilities, one located within metropolitan Toronto, Ontario and the other in Welland, Ontario. The Welland facility primarily manufactures the pole line hardware and subcontracts manufacturing and assembly for a local company. The Scarborough plant manufactures a full line of proprietary metal cabinets and other metal enclosures, electric meter sockets and industrial safety switches. Hydel's products are approved by the Canadian Standards Association which is the Canadian equivalent of U. L.

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

ITEM 2. Properties

     The Company maintains executive offices at 13636 Neutron Road, Dallas, Texas 75244-4410 in a 7,800 sq. ft. one story building and is fully adequate to serve its needs.

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

Item 3. Legal Proceedings.

     Unites States of America, Plaintiff Vs Commercial Technology, Inc., et.al., Defendant in the United States District Court, Northern District of Texas. Case number 3-99-CV-2668-X. Plaintiff brought an action to collect on a defective judgment to force the sale of an office building, which was acquired from the defendant by ELGT in 1987. The court has ruled that the transaction the Government relied upon to enforce the judgment was not a debt and was therefore not entitled to relief under the Act; and that they are not entitled to a judicial sale of the property. The Government's only further action was under the Texas Fraudulent Conveyance. A jury trial was held between March 26 and April 6, 2001. The court granted a motion as to the Company and dismissed all claims. However, a unanimous verdict was returned in favor of the Plaintiff on April 6, 2001 finding that Commercial Technology, Inc. ("Comtec") transferred a piece of real property to the Company in violation of the Texas Uniform Fraudulent Transfer Act ("Act"). Commercial Technology, Inc. and the Company filed on April 27, 2001 a renewed motion for judgment as a matter of law, or, alternatively, for a new trial. Such motion will show that the real property is not an asset under the Act, the Company's Hypothecation Agreement operates as a deed and therefore the Company acquired equitable title and/or is entitled to subrogation. The Company's appeal is currently on hold pending Comtec's filing of a Chapter 11 bankruptcy proceeding on July 3, 2001. CIT Group Credit Finance, Inc. ("CIT") holds what bankruptcy counsel believes is a secured lien on the building as a result of their loans to the Company. The Company has offered to purchase the building with the bulk of the proceeds going to satisfy the CIT obligation. ELGT will vigorously defend its position.

Item 4. Submission of Matters to a Vote of Security Holders.

     (a) Annual meeting of stockholders, March 16, 2001.

     (b) Not applicable.

     (c) Not applicable.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters:

     (a) Principal Market

     The Common Stock of the Registrant is traded in the Over-the-Counter Bulletin Board Market and quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol ELGT.

     (b) Stock Prices and Dividend Information

     The following table sets forth the range of "Bid" and "Ask" prices, by quarters, since July 31, 1998 (Retroactively restated for a 3 for 4 reverse stock split effective June 13, 2001), as compiled by NASDAQ and representing prices between dealers which does not include retail markups or commissions, thus, such prices may not represent actual transactions.
Fiscal year ended July 31, 2001:	High	Low

First Quarter	.938	.938
Second Quarter	1.156	.875
Third Quarter	1.140	1.030
Fourth Quarter	.715	.715

Fiscal year ended July 31, 2000:	High	Low

First Quarter	.969	.875
Second Quarter	1.031	.781
Third Quarter	1.031	.969
Fourth Quarter (1)	.938	.781

Fiscal year ended July 31, 1999:	High	Low

First Quarter	1.031	.688
Second Quarter	1.750	1.125
Third Quarter	1.750	.813
Fourth Quarter	2.625	1.156

     No dividend has been paid on the Common Stock by the Company and payment of dividends in the foreseeable future is not anticipated.

     As of July 31, 2001 there were 426 holders of record of the Common Stock of the Company, exclusive of beneficial ownership through brokerage firm nominee name.

Item 6. Selected Financial Data.

STATEMENT OF OPERATIONS DATA:
(In dollars, except shares outstanding)
	Fiscal Years Ended July 31,

	2001	2000	1999	1998	1997

Revenues	$11,261,175	$11,276,204	$11,316,334	$10,943,574	$10,955,395

Gross Profit	2,832,574	2,458,026	1,935,750	2,887,106	3,174,790

Selling, G&A Expense	3,594,440	3,344,336	3,826,446	4,824,406	4,846,232

Other Income (Expense)	(1,274,280)	894,624	(2,968,994)	2,461,356	(1,936,111)
Earnings (Loss) from
Continuing Operations	(2,124,676)	166,262	(4,803,436)	363,701	(3,394,181)

Net Earnings (loss)	(2,124,676)	166,262	(6,353,436)	429,185	9,362,399
Net Earnings (loss)
per Share*	(0.34)	0.03	(1.04)	0.07	1.54
Weighted Average
Number of Shares
Outstanding*	6,215,184	6,285,689	6,111,324	5,932,468	6,064,218

* Retroactively restated for a 3 for 4 reverse stock split effective June 13, 2001.

For additional information with respect to reclassification for discontinued operations and acquisitions and dispositions, see note 2 to the consolidated financial statements.

BALANCE SHEET DATA:
	As of July 31,

	2001	2000	1999	1998	1997

Total Assets	$10,530,194	$12,841,116	$13,472,290	$21,205,528	$23,019,133

Long-Term Obligations	1,576,245	833,500	1,210,254	1,627,650	2,356,140

Shareholders' Equity	6,457,016	9,189,685	8,771,594	16,137,380	16,041,119

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

Results of Operations

     The discussion below relates to the Company's operations during the fiscal years ended July 31, 2001, 2000 and 1999.

     Summary. The Company reported net (loss) earnings from continuing operations of $(2,124,676), $166,262 and $(4,803,436) and net (loss) earnings of $(2,124,676), $166,262 and $(6,353,436) for fiscal years 2001, 2000 and 1999, respectively. During fiscal 2001, the net loss was primarily the result of losses in evaluating the value of investments of $(1,191,425). The substantial net loss during fiscal 1999 was primarily the result of fully reserving the Company's investment in Afritel, writing off the remaining receivable from Refinery Consolidated Technology, Inc. and inventory and patents write offs in the water segment. The Company's discontinued defense segment was adjusted downward by $1,550,000 reflecting the net realizable value.

	For the Years Ended July 31,
	2001		2000

	Increase	Percent	Increase	Percent
	(Decrease)	Change	(Decrease)	Change

Operating Revenues	$(15,029)	(.13)	$(40,130)	(.35)
Operating Income	277,419	696.25	663,997	106.38
Earnings (Loss) from
continuing operations
before income taxes	(2,044,460)	(24,649.63)	4,868,004	100.17

Net Earnings Per Share	(0.37)	(1,233.33)	1.07	102.88

     The following table represents the changes [increase/(decrease)] in operating revenues, operating income and earnings from continuing operations before income taxes by the respective industry segments when compared to the previous period:
	For the Years Ended July 31,
	2001		2000
	Increase		Increase
	(Decrease)	Percent	(Decrease)	Percent
Operating Revenues:

Water	$ 148,200	986.09	$ 2,241	5.58
Gas	938,842	6,246.87	(407,041)	(1,014.30)
Electric	(1,102,071)	(7,332.96)	364,670	908.72

	$ (15,029)	100.00	$ (40,130)	100.00
Operating Income (Loss):

Water	$ 2,828	1.02	$ 558,849	84.16
Gas	233,580	84.20	115,942	17.46
Electric	41,011	14.78	(10,794)	(1.62)

	277,419	100.00	663,997	100.00

General Corporate	(152,975)		340,389
Other Income (Expense)	(2,168,904)		3,863,618

Earnings from Continuing
Operations Before Income
Taxes	$(2,044,460)		$4,868,004

     Water revenues amounted to $152,441, $4,241 and $2,000 in 2001, 2000 and 1999, respectively which were essentially sales of a few demonstrators of this segment's "Watermaker" product. Expenses were $222,741, $77,369 and $633,977 in 2001, 2000 and 1999, respectively, included development of a business plan, testing and development of a new watermaker model and marketing expenses. During fiscal 1999 inventory of the original model watermaker and related parts were fully reserved and expired patents were written off. The Company has not found a qualified acquisition nor joint venture partner candidate, but continues to seek interested parties in further development and marketing of the products.

     Gas revenues increased (decreased) by $938,842, $(407,041) and $178,292 or 37.40%, (13.95)% and 6.51% in fiscal 2001, 2000 and 1999, respectively. Operating income (loss) was $121,214, $(112,366) and $(228,308) for fiscal 2001, 2000 and 1999, respectively. Sales, including operating profits improved due to expanded marketing and in-house direst sales. Declining sales from competitive pricing during fiscal 2000 resulted in lower margins to cover administrative and engineering costs. The 1999 loss resulted from inventory adjustments, product development expenses and higher staffing levels related to the Mohawk Niagara BTU meter development.

     Electric revenues after successive years of increases, declined significantly in 2001 by $(1,102,071). Revenues increased slightly by $364,670 and $245,044 during 2000 and 1999, respectively. This decline is attributed to prior years demand for Y2K contingency purchases and a large winter storm that effect Canada in 1999. However, in spite of the changes in sales, operating income increased (decreased) by $41,011, $(10,794) and $(56,402) for fiscal 2001, 2000 and 1999, respectively. The continued improvement in operating income was provided by improved operating margins and reduced cost associated with the U.S. former employees of Retech's pension plan costs that amounted to approximately $130,000 during fiscal 2000. Also, the decrease in the 1999 operating profits were the result of an additional charge to adjust the carrying value of the idle Paris, Texas facility which was sold on June 30, 2000 and some inventory obsolescence in Canada.

     Gross profit margins were 20.00%, 17.50% and 18.26% for fiscal 2001, 2000 and 1999, with selling, general and administrative expenses as a percentage of sales for the same period of 16.52%, 14.93% and 15.45%, respectively. Improved margins during fiscal 2001 were partially offset by higher selling, general and administrative cost as a percentage of lower sales dollars from which the percentage is calculated. The decline in 1999 margins result from the aforementioned adjustments.

     Expense relationships to the various changes in revenues effecting cost of sales and selling, general and administrative expenses are as follows. Cost of sales as a percentage of revenues amounted to 74.85%, 78.20% and 82.89% for the years ended July 31, 2001, 2000 and 1999, respectively. Selling, general and administrative expenses as a percentage of revenues were 22.34%, 21.44% and 22.62% for the years ended July 31, 2001, 2000 and 1999, respectively. Selling, general and administrative expenses increased as a percentage of sales due to reduced sales in the electric segment and increases in corporate overhead.

Liquidity and Capital Resources

     Liquidity. Cash flow used by operating activities amounted to $(138,793), $(931,676) and $(755,771) for fiscal years 2001, 2000 and 1999, respectively. Operating cash flow has been supplemented by cash made available from the proceeds on the sale of the various segments and operating divisions.

     Current assets of the Company totaled $5,533,564 at July 31, 2001, down from current assets of $7,285,867 at July 31, 2000. Current liabilities decreased from fiscal 2000 to fiscal 2001 by $(320,998), resulting in a decrease in working capital (current assets less current liabilities) to $3,036,631 at July 31, 2000, from $4,467,936, a decrease of (32.04%). This decrease was the result of utilization of cash and short-term investments in operations. The Company believes it has sufficient cash to meet its working capital requirements and debt obligations.

     Capital Resources. Hydel has a working capital line-of-credit with a Canadian bank in the amount of $1,400,000. The Canadian credit facility is secured by receivables and inventories of Hydel.

     In November 1993 the Company began a five-year financing arrangement with the CIT Group Credit/Finance, Inc. (CIT). Their original total commitment to the Company amounted to $7,000,000 of term and revolving credit at 2.75% above prime. The agreement was modified and extended to $3,500,000 and November 2001, respectively. The maximum amount to be borrowed is determined based upon eligible collateral, including equipment, receivables and inventory and has been reduced due to the operations sold. Borrowing under this financing amounted to $23,081 in term debt and $315,833 in revolving debt at July 31, 2001.

Capital Expenditures

     The Company purchased a Finn-Power turret press for its electrical segment for approximately $450,000 and other equipment consisting of normal asset acquisitions and replacement totaling $576,807, $120,185 and $169,155 during fiscal 2001, 2000 and 1999, respectively. The Company does not anticipate any other significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries. The Company may, from time to time, purchase such machinery and equipment provided such assets serve as additional collateral for outstanding loans to the Company (and its subsidiaries).

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

Item 8.   Financial Statements and Supplementary Data.

     Information required by this item appears in the Consolidated Financial Statements and Auditors' Report of Electric & Gas Technology, Inc. and Subsidiaries for July 31, 2001, 2000, and 1999 as listed under Item 14.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no disagreements on accounting and financial disclosure.

PART III

Item 10. Directors and Executive Officers of Registrant

     (a) During fiscal year ended July 31, 2001, the following persons served as directors of Registrant:

			Shares
		Director	Beneficially	(%) of
Name and Age	Position	Since	Owned	Outstanding

S. Mort Zimmerman (74)	Chairman of the Board,	1985	686,980	10.93%
	President and Director

Daniel A. Zimmerman (40)	Sr. Vice President	1989	293,036	4.66%
	and Director

Edmund W. Bailey (59)	Vice President, Chief	1994	47,105	0.75%
	Financial Officer and
	Director

Fred M. Updegraff (67)	Vice President,	1987	69,683	1.11%
	Treasurer and Director

James J. Ling (78)	Director	1997	-	-

Dallas Talley (67)	Director	2001	-	-

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

     Edmund W. Bailey, CPA: Mr. Bailey has served as Vice President and Chief Financial Officer of the Company since March 1992. He was elected a member of the Board of Directors May 1994. From January 1989 to March 1992, Mr. Bailey was a shareholder in the public accounting firm of Jackson & Rhodes P.C., Dallas, Texas. From August 1987 to December 1988, Mr. Bailey served as Vice President and Chief Financial Officer of Southern Foods Group, Inc., an independent milk producer. From May 1986 to July 1987, he was with the public accounting firm of Pannell Kerr Foster, Dallas, Texas. Prior experience included 16 years in public accounting with Fox & Company and Arthur Young & Company (now Ernst & Young). Mr. Bailey earned B.S. degrees in Business from Monmouth College, West Long Branch, New Jersey, and an M.B.A. degree from Southern Methodist University, Dallas, Texas.

     Fred M. Updegraff: Mr. Updegraff has served as Vice President and Treasurer of the Company since 1985. He was elected Treasurer and a member of the Board of Directors in May 1987. Mr. Updegraff is also Vice President, Controller and Director of DOL Resources which files reports under Section 13 of the Securities Act of 1934. From 1976 to 1981, he was Vice President of a manufacturing company engaged in the manufacture of brass valves for the plumbing industry. Mr. Updegraff graduated from Emporia State University with Bachelor Degrees in Business Administration and Education.

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

     Dallas Talley: Mr. Talley is Chairman and President, of Capacitive Deionization Technology Systems, Inc. and has over twenty-five years of high tech senior executive experience. He has been CEO of New York Stock Exchange and NASDAQ companies including Qantel Business Computers, Televideo Systems and Zentec Corp. He has also been founder director of several emerging companies. Mr. Talley was Managing Partner of an international technology development group specializing in technology transfers in Asia Pacific, Europe and selected developing nations. He served on the Board of Directors of the American Electronics Association (AEA) from 1984 to 1989 and served as Chairman of AEA's Silicon Valley Chapter.

Item 11. Executive Compensation

Summary Compensation Table
					Long Term Compensation
		Annual Compensation			Awards		Payouts
				Other	Restricted	Number of Shares	Long Term
Name and Principal				Annual	Stock	Covered By	Incentive Plan	All Other
Position	Year	Salary	Bonus	Compensation	Awards	Option Grant	Payout	Compensation
S. Mort Zimmerman	2001	$237,400 (a)	$ -	$ -	-	3,155	-	$5,100 (b)
Daniel A Zimmerman	2001	$146,134	$ -	$ -	-	18,750	-	$15,138 (c)
Edmund W. Bailey	2001	$120,000	$ -	$ -	-	22,500	-	$1,200 (d)

S. Mort Zimmerman	2000	$252,000 (a)	$ -	$ -	-	3,155	-	-
Daniel A Zimmerman	2000	$128,154	$ -	$ -	-	18,750	-	$11,116 (c)
Edmund W. Bailey	2000	$120,000	$ -	$ -	-	22,500	-	$1,200 (d)

S. Mort Zimmerman	1999	$238,400 (a)	$ -	$ -	-	3,155	-	-
Daniel A. Zimmerman	1999	$112,346	$ -	$ -	-	18,750	-	$7,547 (c)
Edmund W. Bailey	1999	$120,000	$ -	$ -	-	22,500	-	$1,200 (d)

S. Mort Zimmerman-President and Chairman of the Board.

Daniel A. Zimmerman-Senior Vice President.

Edmund W. Bailey-Vice President and Chief Financial Officer.

(a) A portion of the payments were made to an affiliate of S. Mort Zimmerman and includes accrued and unpaid compensation of $75,000 for fiscal year 2001 and 2000, respectively.

(b) Expense allowances.

(c) Company match of 401 (K) employee contributions and expense allowances.

(d) Company match of 401 (K) employee contributions.

     1999 Stock Option Grants

          NONE

     Aggregate Option Exercises and Year-end Option Values

     Set forth below are the number of shares covered by exercisable and unexercisable options held on July 31, 2001 and the aggregate gains that would have been realized had these options been exercised on July 31, 2001, even though these options were not exercised, and the unexercisable options could not have been exercised, on July 31, 2001.
	Number of Shares		Value of Unexercised
	Covered by Unexercised		In-The-Money
	Options on 7/31/01		Options as of 7/31/01

Name	Exercisable	Unexercisable	Exercisable(a)	Unexercisable

S. Mort Zimmerman	3,155	-0-	$ 1,632	-0-
Daniel A. Zimmerman	18,750	-0-	$10,950	-0-
Edmund W. Bailey	22,500	-0-	$13,140	-0-

(a) Market value of shares covered by in-the-money options on July 31, 2001 less option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a)   The following tables sets forth the number of shares of Common Stock of holders of the Company known to the Company to be the beneficial owner of more than five (5%) per cent of its Common Stock at July 31, 2001.
Name and Address	Amount and Nature of	Percent of
	Beneficial Owner	Class

S. Mort Zimmerman	686,980 (1)	10.93%
13636 Neutron Road
Dallas, Texas 75244-4410

     (b) The following table sets forth the number of shares of Common Stock of Registrant owned by all directors and officers as a group as of July 31, 2001:
	Amount and Nature of	Percent of
Name of Beneficial Owner	Beneficial Ownership	Class

S. Mort Zimmerman	686,980 (1)	10.93%
Chairman of the Board and President

	Amount and Nature of	Percent of
Name of Beneficial Owner	Beneficial Ownership	Class

Daniel A. Zimmerman(4)	293,036 (2)	4.66%
Sr. Vice President and Director

Edmund W. Bailey	47,105 (3)	.75%
Vice President, CFO and Director

Fred M. Updegraff	69,683	1.11%
Vice President Treasurer and Director

All Officers and Directors, as a Group	1,112,367	17.70%

(1)     Includes (i) 3,155 shares subject to options owned by Mr. S. Mort Zimmerman; (ii) 62,166 shares of the 621,659 shares owned beneficially and of record by Trans-Exchange Corporation, in which Mr. S. Mort Zimmerman has a 10% beneficial interest; and (iii) 23,572 shares owned by Glauber Management Company, a firm 42% owned by Mr. S. Mort Zimmerman and in which he effectively controls the voting of the company's stock owned by such firm. Mr. S. Mort Zimmerman disclaims any beneficial interest in the shares owned by his wife's estate and their adult children.

(2)     Includes 18,750 shares subject to options owned by Mr. Zimmerman.

(3)     Includes 22,500 shares subject to options owned by Mr. Bailey.

(4)     S. Mort Zimmerman and Daniel A. Zimmerman are father and son.

Item 13. Certain Relationships and Related Transactions

THE FOLLOWING IS A SUMMARY OF ADVANCES FROM/TO AFFILIATED COMPANIES AT JULY 31, 2001:
	2001	2000

Interfederal Capital, Inc.	$298,305	$296,653
Others	108,214	3,669

	$406,519	$300,322

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

Consolidated Financial Statements of Electric & Gas
Technology, Inc. and Subsidiaries:

(i) Reports of Independent Certified Public Accountants

(ii) Consolidated Balance Sheets July 31, 2001
and July 31, 2000.

(iii) Consolidated Statements of Operations for the
Three years ended July 31, 2001.

(iv) Consolidated Statements of Changes in Stockholders'
Equity for the three years ended July 31, 2001

(v) Consolidated Statements of Cash Flows for the
three years ended July 31, 2001.

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

Current report-Form 8-K filed June 8, 2001: Item 5. Other Events. NASDAQ listing and reverse stock split.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacity and on the date set-forth following their name:

Signature	Capacity	Date

/s/ S. Mort Zimmerman	Chairman and President	October 9, 2001
S. Mort Zimmerman

/s/ Daniel A. Zimmerman	Senior Vice President	October 9, 2001
Daniel A. Zimmerman	and Director

/s/ Edmund W. Bailey	Vice President, Chief Financial	October 9, 2001
Edmund W. Bailey	Officer and Director

/s/ Fred M. Updegraff	Vice President, Treasurer	October 9, 2001
Fred M. Updegraff	and Director

/s/ Marie W. Pazol	Secretary	October 9, 2001
Marie W. Pazol

ELECTRIC & GAS TECHNOLOGY, INC.

AND SUBSIDIARIES

JULY 31, 2001 AND 2000

Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS	27

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS	28-29

CONSOLIDATED STATEMENTS OF OPERATIONS	30-31

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY	32-33

CONSOLIDATED STATEMENTS OF CASH FLOWS	34-35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	36-57

Report of Independent Certified Public Accountants

Board of Directors and Stockholders

Electric & Gas Technology, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2001, in conformity with generally accepted accounting principles.

Jackson & Rhodes P.C.

Dallas, Texas

September 28, 2001
ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
July 31,

ASSETS

CURRENT ASSETS	2001	2000

Cash and cash equivalents	$ 557,999	$ 450,267
Certificates of Deposit, restricted $500,000 in 2001
and $862,000 in 2000	826,559	1,963,886
Investments, market	129,374	397,225
Accounts receivable trade, less allowance for doubtful
receivables of $20,321 in 2001 and 2000	1,568,665	1,926,013
Inventories	2,363,918	2,453,047
Prepaid expenses	87,049	95,429

Total current assets	5,533,564	7,285,867

PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment	3,843,608	3,318,696
Less accumulated depreciation	(2,144,789)	(2,015,455)

Total property, plant and equipment	1,698,819	1,303,241

OTHER ASSETS

Investment in Pioneer Power Corporation	1,250,000	1,250,000
Investment in Dresser Engineers and Contractors	500,000	1,046,800
Investment in Orasee	500,000	500,000
Investment in equity securities	10,668	84,106
Notes receivable	447,110	896,184
Goodwill	94,213	100,897
Other	495,820	374,021

Total other	3,297,811	4,252,008

TOTAL ASSETS	$10,530,194	$12,841,116

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)
July 31,

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	2001	2000

Notes payable	$ 1,013,580	$ 1,496,081
Accounts payable	1,095,515	987,478
Accrued liabilities	235,756	169,269
Current maturities of long-term obligations	152,082	165,103

Total current liabilities	2,496,933	2,817,931

LONG-TERM OBLIGATIONS
Long-term obligations, less current maturities	989,823	695,070
Other	586,422	138,430

Total long-term obligations	1,576,245	833,500

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 5,000,000 shares
Authorized	-	-
Common stock, $.01 par value, 30,000,000 shares
authorized, issued 6,283,934 in 2001 and 6,257,684
in 2000	62,839	62,576
Additional paid-in capital	9,309,870	9,279,653
Retained earnings (Deficit)	(1,671,024)	453,652
Pension liability adjustment	(541,316)	(84,085)
Cumulative translation adjustment	(559,010)	(512,748)

	6,601,359	9,199,048

Treasury stock, at cost 121,000 shares in 2001 and	(144,343)	(9,363)
6,375 shares in 2000

Total stockholders' equity	6,457,016	9,189,685

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,530,194	$12,841,116

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended July 31,

	2001	2000	1999

Sales	$11,261,175	$11,276,204	$11,316,334

Cost of goods sold	8,428,601	8,818,178	9,380,584

Gross profit	2,832,574	2,458,026	1,935,750

Selling, general and administrative expenses	3,594,440	3,344,336	3,826,446

Operating loss	(761,866)	(886,310)	(1,890,696)

Other income and (expenses)
Interest, net	(105,870)	100,304	193,942
Other (Note 2):
Investment gain (loss)	(1,191,425)	794,320	(3,201,471)
Minority interest in subsidiary	-	-	46,659
Other	23,015	-	(8,124)

	(1,274,280)	894,624	(2,968,994)

Earning (loss) from continuing operations
before income taxes	(2,036,146)	8,314	(4,859,690)

Provision (credit) for income taxes	88,530	(157,948)	(56,254)

Earnings (loss) from continuing operations	(2,124,676)	166,262	(4,803,436)

Discontinued operations (Note 2):
Gain (loss) on disposal of business
segment	-	-	(1,550,000)

NET EARNINGS (LOSS)	(2,124,676)	166,262	(6,353,436)

Dividends on Preferred Stock	-	-	(63,000)

Net earnings or loss applicable to Common
Stock	$(2,124,676)	$ 166,262	$(6,416,436)

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
Years ended July 31,

	2001	2000	1999

Earnings (loss) available per common share:

Continuing operations	$(0.34)	$0.03	$(0.79)
Discontinued operations	-	-	(0.25)
Net earnings	$(0.34)	$0.03	$(1.04)

Earnings (loss) available per common share - assuming dilution:

Continuing operations	$(0.34)	$0.03	$(0.79)
Discontinued operations	-	-	(0.25)
Net earnings	$(0.34)	$0.00	$(1.04)

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended July 31, 2001, 2000 and 1999

	Preferred	Common	Paid-in	Retained
	stock	stock	capital	earnings

Balance at July 31, 1998	$900,000	$61,487	$9,281,361	$ 6,850,302
Net loss for the year	-	-	-	(6,353,436)
Pension liability adjustment	-	-	-	-
Currency translation adjustments	-	-	-	-
Comprehensive income (loss)	-	-	-	-
Purchase of treasury stock	-	-	-	-
Cancellation of treasury stock	-	(507)	(113,948)	-
Exercise stock options	-	1,596	112,240	-
Reserve for redemption	-	-	-	-
Balance at July 31, 1999	900,000	62,576	9,279,653	496,866
Net income for the year	-	-	-	166,262
Pension liability adjustment	-	-	-	-
Currency translation adjustments	-	-	-	-
Comprehensive income (loss)	-	-	-	-
Purchase of treasury stock	-	-	-	-
Redemption of preferred stock	(900,000)	-	-	(209,476)
Balance at July 31, 2000	-	62,576	9,279,653	453,652
Net loss for the year	-	-	-	(2,124,676)
Pension liability adjustment	-	-	-	-
Currency translation adjustments	-	-	-	-
Comprehensive income (loss)	-	-	-	-
Purchase of treasury stock	-	-	-	-
Stock issued for services	-	263	30,217	-

Balance at July 31, 2001	$ -	$62,839	$9,309,870	$(1,671,024)

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
Years ended July 31, 2001, 2000 and 1999
			Accumulated	Reserve
	Pension		Other	redemption
	liability	Translation	Comprehensive	preferred	Treasury
	adjustment	adjustment	Income	stock	Stock	Total

Balance at July 31, 1998	$(424,221)	$(531,549)	$(955,770)	$ -	$ -	$16,137,380
Net loss for the year	-	-	-	-	-	(6,353,436)
Pension Liability adjustment	186,396	-	186,396	-	-	186,396
Currency translation adjustments	-	1,873	1,873	-	-	1,873
Comprehensive income (loss)	-	-	-	-	-	(6,165,167)
Purchase of treasury stock	-	-	-	-	(114,455)	(114,455)
Cancellation of treasury stock	-	-	-	-	114,455	-
Exercise stock option	-	-	-	-	-	113,836
Reserve for redemption	-	-	-	(1,200,000)	-	(1,200,000)
Balance July 31, 1999	(237,825)	(529,676)	(767,501)	(1,200,000)	-	8,771,594
Net income for the year	-	-	-	-	-	166,262
Pension liability adjustment	153,740	-	153,740	-	-	153,740
Currency translation adjustments	-	16,928	16,928	-	-	16,928
Comprehensive income (loss)	-	-	-	-	-	336,930
Purchase of treasury stock	-	-	-	-	(9,363)	(9,363)
Redemption of preferred stock	-	-	-	1,200,000	-	90,524
Balance July 31, 2000	(84,085)	(512,748)	(596,833)	-	(9,363)	9,189,685
Net loss for the year	-	-	-	-	-	(2,124,676)
Pension liability adjustment	(457,231)	-	(457,231)	-	-	(457,231)
Currency translation adjustments	-	(46,262)	(46,262)	-	-	(46,262)
Comprehensive income (loss)	-	-	-	-	-	(2,628,169)
Purchase of treasury stock	-	-	-	-	(134,980)	(134,980)
Stock issued for services	-	-	-	-	-	30,480

Balance at July 31, 2001	$(541,316)	$(559,010)	$(1,100,326)	$ -	$ (144,343)	$ 6,457,016

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended July 31,

	2001	2000	1999
Increase (decrease) in cash:
Cash flows from operating activities:
Net earnings (loss)	$(2,124,676)	$ 166,262	$(6,353,436)
Adjustments to reconcile net earnings (loss) to
net Cash used in operating activities:
Discontinued operations	-	-	1,550,000
Depreciation of property, plant and
Equipment	161,365	197,055	279,065
Minority interest in subsidiary	-	-	(46,659)
Stock issued for services	30,480	-	-
Amortization of goodwill and patents	6,684	6,684	6,684
Gain on sale of assets	(18,500)	(58,598)	-
Deferred income	-	(70,559)	(82,390)
Gains/Losses on investments	1,191,425	(665,507)	3,414,843
Changes in assets and liabilities:
Accounts receivable	357,348	(319,376)	96,229
Inventories	89,129	216,233	530,118
Prepaid expenses	8,380	(33,523)	37,873
Other assets	(14,952)	55,272	(279,553)
Accounts payable	60,867	(314,691)	132,931
Accrued liabilities	66,487	(83,066)	128,243
Federal income taxes	47,170	(27,862)	(169,719)

Net cash used in operating activities	(138,793)	(931,676)	(755,771)

Cash flows from investing activities:

Purchase of property, plant and equipment	(576,807)	(120,185)	(169,155)
Investments in affiliates	(106,197)	(242,319)	-
Investments	135,849	414,878	4,669,318
Certificate of deposits	1,137,327	1,299,872	(3,810,842)

Net cash provided by investing activities	590,172	1,352,246	689,321

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended July 31,

	2001	2000	1999

Cash flows from financing activities:

Issuance of common stock	$ -	$ -	$ 100,336
Proceeds sale of equipment	18,500	-	-
Proceeds on long-term obligations	442,007	-	-
Payments on long-term obligations	(160,275)	(112,227)	(49,307)
Purchase of treasury stock	(134,980)	(9,363)	(114,455)
Increase (decrease) in notes payable	(482,501)	(235,121)	(31,280)

Net cash used in financing activities	(317,249)	(356,711)	(94,706)

Effect of exchange rate changes on cash	(26,398)	8,068	(2,590)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	107,732	71,927	(163,746)

Cash and cash equivalents - beginning of year	450,267	378,340	542,086

Cash and cash equivalents - end of year	$ 557,999	$ 450,267	$ 378,340

Supplemental disclosures of cash flow information:

Cash paid during the year for:

Interest	$521,430	$476,649	$351,141

Income taxes	$ 36,056	$ -	$ -

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

Reclassification and restatement:

     Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the 2001 presentation. The Company restated its financial statements to reflect a 3 for 4 reverse stock split effective June 13, 2001.

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

	2001	2000	1999

Sales	$ -	$ -	$ -
Cost of goods sold	-	-	-
Selling, general and administrative	-	-	-
Other	-	-	(1,550,000)

Discontinued operations	$ -	$ -	$(1,550,000)

3

INVENTORIES

    Inventories consisted of the following at July 31,:

	2001	2000

Raw materials	$ 911,479	$ 945,411
Work-in-process	404,049	320,926
Finished goods	1,048,390	1,186,710

	$2,363,918	$2,453,047

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at July 31,:

	2001	2000

Land	$ 178,630	$ 179,677
Buildings and improvements	1,151,490	1,115,219
Machinery and equipment	2,152,093	1,679,566
Furniture, fixtures & equipment	361,395	344,234
	3,843,608	3,318,696
Less accumulated depreciation	(2,144,789)	(2,015,455)

	$1,698,819	$1,303,241

5

OTHER ASSETS

     In June 1997, litigation was commenced by the Company regarding certain transactions related to a loan from American Circuit Breaker Corporation arising out of its previous sale of the meter socket division of Retech. On December 12, 1997, the litigation was dismissed as result of an agreement between the parties whereby the Company received a 20% interest in Pioneer Power Corporation ("Pioneer"). The Company and the settling parties agreed that the value of the 20% interest was worth $1,250,000. Pioneer owns 100% of Pioneer Transformers Ltd. ("Pioneer Ltd."), a Canadian company which manufactures and sells transformers and Conte Glacz Industries, Inc., ("CGI") which manufactures electrical control and power distribution equipment. As of December 31, 2001, Pioneer Ltd.'s and CGI's audited financial information reflected total assets of approximately $15,900,000 with corresponding revenues for the year then ended of approximately $35,600,000. As part of the agreement the Company intends to spin-off approximately 80% of its 20% interest in Pioneer to its shareholders.

5

OTHER ASSETS (CONTINUED)

     The Company has loaned Dresser Engineers and Contractors, Inc. ("Dresser") $1,046,800 as of July 31, 2001. Dresser has defaulted on the repayment of this debt. Accordingly, the Company has written down its receivable to $500,000, the amount it expects to recover from collateral and personal guarantees. A portion of the note to Dresser is guaranteed by Dresser's principal shareholder and is collateralized by approximately 500,000 shares of a public company's common stock that trades around $1.00 per share.

     During the year ended July 31, 1999, the Company invested in Orasee Corp. (formerly i3-Dx.com, Inc.) ("Orasee"), a privately held company which is in the development stage. Orasee is a high-tech company that utilizes the internet for the development and distribution of its products. Orasee's technology is based on three-dimensional photographic lenticular imaging and is suitable for any application that may benefit from increased visualization, such as medical imaging, advertising and marketing. The Company owns approximately 7.3% of Orasee's Class A common shares (4.5 million shares) and has warrants to purchase another 2.5 million shares. Once Orasee can complete and obtain approval of its SEC filings, the Company intends to distribute a portion of the shares to its shareholders.

     During the year ended July 31, 1998, the Company entered into an agreement to acquire 100% of the outstanding common stock of African Telecommunications, Inc. ("AfriTel"), subject to approval of the Company's stockholders. In connection with the agreement, the Company had lent AfriTel $1,977,000 as of July 31, 1999. In the event that the AfriTel acquisition was not completed, the note was due on November 30, 1999, including interest at 8%. AfriTel, through Afritel (SPRL), holds communications licenses in the Democratic Republic of Congo ("DRC") and Ghana. AfriTel was proceeding with installation of a digital wireless local loop telephone system in the DRC when that country became involved in a civil war. Lacking sufficient resources, Afritel agreed to sell 60% of Afritel (SPRL) to Shaz Investment Ltd. ("Shaz"). Shaz currently operates a telecommunication system through Telecel (SPRL) Congo in the DRC. Under the terms of the agreement, Shaz is to provide the capital and expertise to execute Afritel's business plan. As result of the uncertainty of the recoverability of its loan to Afritel, the Company has fully reserved its investment during the year ended July 31, 1999, amounting to $1,977,000. Afritel SPRL began operation during fiscal 2000 in the DRC. It is anticipated that at some pointing time, Shaz may seek to acquire the remaining 40% of Afritel SPRL in currently does not own, although there can be no assurance such a transaction would proceed. In the event of a transaction, the Company would expect to receive shares in a public company which could be sold to recover some or all its previous investment in Afritel.

OTHER ASSETS (CONTINUED)

     A note in the amount of $417,074 was due from Superior Magnetics, Inc. in monthly installments of $5,110 which included interest at 6.5%, through December 1, 2004 when the then remaining principal and interest was due. The obligor defaulted on this note. Because such note is not collateralized, any recovery is remote. Accordingly, the Company has written-off this note. A note in the amount of $447,110 is due from the purchaser of Retech's Paris, Texas dormant manufacturing facility. The note provides for monthly payments of $2,981 interest only for twelve months and then forty-eight successive monthly payments of $4,272, which includes principal and interest. The balance is due August 1, 2005.

NOTES PAYABLE

     Notes payable consisted of the following at July 31,:

	2001	2000

Note payable, CIT (a)	$ 315,833	$ 303,939
Note payable, bank (b)	697,747	1,008,600
Note payable, bank (c)	-	183,542

	$1,013,580	$1,496,081

     (a.) Part of a $3,500,000 Revolving credit and term facility with The CIT Group Credit/Finance, Inc. (CIT) due November 2001. Interest due monthly at 2.75% above prime. The revolving credit borrowing base is based on eligible accounts receivable and inventory, as defined (See note 7).

     (b.) Note payable, bank, consists of a line of credit with a maximum loan amount of $1,400,000, payable on demand; bearing interest at the bank's prime rate plus 1.00%; secured by trade receivables and inventories.

     (c.) Note payable, bank, interest at 7.62%, secured by a $355,000 certificate of deposit.

NOTES PAYABLE (CONTINUED)

     Information relating to short-term borrowing is as follows:

	2001	2000

Balance at end of year	$1,013,580	$1,496,081
Maximum borrowing	$1,522,028	$1,782,394
Average balance	$1,271,807	$1,384,813
Average effective interest rate	9.4%	9.8%

     Maximum borrowing are the maximum amount of aggregate short-term borrowing outstanding at any month end during the year. The average short-term borrowings were computed by dividing the aggregate borrowing for the year by the number of days the borrowings were outstanding during the year. The weighted average rate was computed by dividing the average borrowing into total interest on short-term borrowing.

LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following at July 31,:

	2001	2000

Term loan payable to The CIT Group Credit/Finance,
Inc. (CIT) under a $3,500,000 credit facility (See note
6), due in monthly installments of $1,430, plus
interest at prime plus 2.75%. The term portion is
secured by machinery and equipment of U.S.
subsidiaries, however, substantially all assets of U.S.
subsidiaries are pledged under the total facility as
collateral.	$ 23,081	$ 40,244

LONG-TERM OBLIGATIONS (CONTINUED)

	2001	2000

Mortgage note payable due in monthly payments of
principle and interest at 2.75% above prime from
October 10, 1994 over twenty years. Guaranteed by
the Small Business Administration.	505,307	519,832

Note payable to a bank, bearing interest at 8.75%,
in monthly principal installments of $8,100 until
August 2002, secured by machinery and equipment
and land and building, refinanced	-	201,720

Note payable to a bank, bearing interest at prime
plus 1.25%, due in monthly principal installments of
$7,825 until August 2002, secured by machinery
and equipment and land and building	112,747	-

Capitalized lease obligation to a bank bearing interest
at 7.75%. Interest only until August 2002, then in
monthly installments of $12,179 including interest.	442,007	-

Various other installment notes and capitalized lease
obligations.	58,763	98,377

	1,141,905	860,173

Less current maturities	(152,082)	(165,103)

	$ 989,823	$ 695,070

     The prime rate was 6.75% and 9.5% at July 31, 2001 and 2000, respectively.

LONG-TERM OBLIGATIONS (CONTINUED)

The aggregate annual principal payments are as follows:

Year Ending July 31,

2002	$152,082
2003	110,893
2004	109,225
2005	97,042
2006	105,610
Thereafter	567,053

ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at July 31:

	2001	2000

Payroll	$ 89,433	$ 69,063
Commissions	26,841	29,648
Pension plan	60,000	-
Vacation pay	36,980	28,937
Taxes	16,106	7,894
Interest	380	30,365
Miscellaneous	6,016	3,362

	$235,756	$169,269

9

COMMITMENTS AND CONTINGENCIES

     Total rent expense for the years ended July 31, 2001, 2000 and 1999, was $135,000, $119,000 and $126,000, respectively, consisting primarily of minimum rentals.

COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     Allied Products Co had sued the Company under the Preferred Stock issued by the Company in connection with its investment in Cooper Manufacturing Corporation ("Cooper") and the rights pertaining thereto. The suit was filed in the Eastern District of Illinois (Chicago). The Cooper bankruptcy court confirmed the debtor's Plan of Reorganization on November 21, 1997. The Illinois' court awarded Allied a summary judgment and dismissed the Company's counterclaim on November 3, 1998; however, the issue of damages was not addressed by the court at that time. On January 28, 1999, the court awarded a judgment in favor of Allied and against the Company in the amount of approximately $1,100,000. The pending lawsuit between Allied and the Company has now been settled and dismissed. The settlement required the repurchase by the Company of the 90,000 shares of preferred stock for $1.1 million which would satisfy a judgment by the Court requiring such a purchase. An affiliate acquired said 90,000 shares and the judgment. The transaction was completed by the affiliate with $1.2 million of collateral supplied by the Company. The affiliate pursued the sale of the preferred stock to a third party, however, on July 31, 2000; the Company retired the preferred stock.

     The Company is involved with its Chairman and an affiliated company in actions brought by the U.S. Justice Department who is seeking to sell the Company's office building to satisfy a judgment against the affiliate. The Company's investment in the land and building at July 31, 2001 is approximately $334,000. The Company has and will continue to vigorously defend its position to retain this asset for which it had previously paid for.

Other:

     Reynolds has no insurance against risk of loss that may result from product liability. Management considers such potential losses as remote; accordingly, no provision has been made in the consolidated financial statements for any claims or possible claims that may arise.

COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

STOCKHOLDERS' EQUITY

     On December 15, 1995, the Company closed on a Note Purchase Agreement with Allied Products Corporation ("Allied"), thereby obtaining Allied's right, title and interest in and to a certain Promissory Note and all security existing hereunder and obligations of Cooper Manufacturing Corporation ("Cooper") under this Note and the Facility Agreement formerly executed by Cooper and its shareholders in exchange for $100,000 in cash and newly issued 90,000 shares of Series A, $10.00 par value, 7% Convertible Preferred stock of the Company. The promissory note was due on December 31, 1995 and demand for payment was made on Cooper and its guarantors. The preferred stock was convertible into common stock of the Company at the ratio of two shares of common stock for each share of preferred stock. Each holder of record of the shares of preferred stock was entitled to one vote per share equal to the

STOCKHOLDERS' EQUITY (CONTINUED)

voting rights of the common shareholders. The Company had agreed to make whole any deficiency upon conversion and subsequent sale after December 31, 1997 of the Company's common stock for less than $900,000.

     An Illinois's court awarded a judgment on January 28, 1999 in favor of Allied and against the Company in the amount of approximately $1,100,000. The lawsuit between Allied and the Company was settled and dismissed. The settlement required the repurchase by the Company of the 90,000 shares of preferred stock for $1.1 million which would satisfy a judgment by the Court requiring such a purchase. An affiliate acquired said 90,000 shares and the judgment. The transaction was completed by the affiliate with $1.2 million of collateral supplied by the Company. The affiliate pursued the sale of the preferred stock to a third party, however, on July 31, 2000, the Company retired the preferred stock.

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

The following table sets forth the computation of basic and diluted earnings per share:

	2001	2000	1999
Numerator

Net income (loss) from continuing
Operations	$(2,124,676)	$166,262	$(4,803,436)

Preferred stock dividends	-	-	(63,000)

Numerator for basic earnings per share
Net income (loss) available to common
stockholders continuing operations	(2,124,676)	166,262	(4,866,436)

STOCKHOLDERS' EQUITY (CONTINUED)

	2001	2000	1999

Discontinued operations	-	-	(1,550,000)

Net income (loss) available to
common stockholders	$(2,124,676)	$166,262	$(6,416,436)

Effect of dilutive securities
Preferred stock dividends	$ -	$ -	$ 63,000

Numerator for diluted earnings per share
Net income (loss) available to common
stockholders after assumed conversion
Continuing operations	$(2,124,676)	$166,262	$(4,803,436)
Discontinued operations	-	-	(1,550,000)

Net income (loss) available to
common stockholders	$(2,124,676)	$166,262	$(6,353,436)

Denominator
Denominator for basic earnings per share
weighted-average shares	6,215,184	6,254,844	6,111,324

Effect of dilutive securities:
Options	-	30,845	-
Preferred stock	-	-	-

	-	30,845	-

Denominator for dilutive earnings per share
assumed conversion	6,215,184	6,285,689	6,111,324

Assumed conversion of preferred stock and exercise of options in 2001 and 2000 are antidilutive. The preferred stock was retired in fiscal 2000.

BENEFIT PLANS

    Retech sponsored a defined benefit pension plan that covered all of its hourly employees. The plan called for benefits to be paid to eligible employees at retirement based upon years of service and compensation rates near retirement. Retech's policy is to fund pension expenses accrued.

Pension expense for the years ended July 31,:

	2001	2000	1999

Service cost	$ -	$ -	$ -
Interest cost	69,227	68,170	69,073
Actual return on assets held for the plan	321,892	(170,892)	(46,703)
Net amortization of prior service cost,
transition liability and net gain	14,401	23,446	62,874

Pension expense	$405,520	$(79,276)	$85,244

    The following sets forth the funded status of the plan and the amounts shown in the accompanying consolidated balance sheets at July 31,:

	2001	2000
Pension benefit obligations
Vested	$981,290	$881,095
Non-vested	-	-

Projected benefit obligation	981,290	881,095
Fair value of assets held in plan	484,467	840,043
Unfunded excess of projected benefit obligation
over plan assets	$496,823	$ 41,052

Unrecognized net transition obligation	$ -	$ -
Unrecognized prior service costs	38,128	52,529
Unrecognized net loss	541,316	84,085
Pension (asset) liability recognized	(82,621)	(95,562)

Accrued pension liability	$496,823	$ 41,052

BENEFIT PLANS (CONTINUED)

     The following is a summary of the changes in the fair value of Plan assets for each year:

	2001	2000

Fair value of Plan asset at July 31,	$840,043	$634,858
Actual return on Plan assets	(321,892)	170,892
Company contributions	-	103,125
Benefits paid	(33,684)	(68,832)
Fair value of Plan assets at July 31,	$484,467	$840,043

     The following is a summary of the components of net benefit cost for each year:

	2001	2000

Interest cost	$ 69,227	$ 68,170
Expected return on Plan assets	(70,746)	(52,605)
Amortization of transition obligation	-	-
Amortization of prior service cost	14,401	14,401
Amortization losses/gains	-	9,047

Net periodic benefit cost	$ 12,882	$ 39,013

     The Company has recognized a minimum pension liability for the under-funded plan. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or reduction of stockholders' equity. The Company recorded additional liabilities of $579,444 and $136,614, intangible assets of $38,128 and $52,529 and a stockholders' equity reduction of $541,316 and $84,085 as of July 31, 2001 and 2000, respectively.

     Retech will terminate this plan upon funding its pension liability. The plan assets consist of common equities and government securities administered by the trust department of United Bank, Canton, Ohio.

BENEFIT PLANS (CONTINUED)

     The assumed long-term rate of investment return and the interest rate for obligations used in determining the actuarial present value of accumulated plan benefits was 8.5% and 7.5% at July 31, 2001 and 8.75% and 8% at July 31, 2000, respectively.

     The Company has established a defined contribution (401-K) plan covering substantially all U. S. employees. Charges to operations for this plan for the years ended July 31, 2001, 2000 and 1999 were $9,191, $5,787 and $6,301, respectively.

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

Following is a summary of options (restated for the reverse stock split of 3 for 4 shares) under the plan as of and for the years ended July 31,:

	2001	2000	1999

Options outstanding at beginning of year	57,905	57,905	264,000
Granted	-	-	-
Terminated	-	-	(46,500)
Exercised	-	-	(159,595)

Options outstanding at end of year	57,905	57,905	57,905

Options exercisable at end of year	57,905	57,905	57,905

Exercise price per share	$.67 to	$.67 to	$.67 to
	$.73	$.73	$.73

INCOME TAXES

     Following is a reconciliation between reported income taxes and the amount computed by applying the statutory federal income tax rates to earnings (loss) before income taxes for the periods ended July 31,:

	2001	2000	1999

Expected provision (benefit) for federal
income taxes	$(692,000)	$2,800	$(2,180,000)
Taxes on Canadian subsidiary	52,474	-	-
Expected provision for state income taxes	-	-	(256,000)
Prior years taxes (Refund)	36,056	(157,948)	-
Unavailable loss carrybacks	692,000	-	2,379,746
Other	-	(2,800)	-

Income taxes (benefit)	$ 88,530	$(157,948)	$ (56,254)

     The Company files a consolidated tax return with its U.S. subsidiaries. The Company has a net operating loss carry-forward of approximately $4,400,000 which will expire from 2015 to 2016.

Income tax expense (benefit) is reported as follows for the years ended July 31,:

	2001	2000	1999

Income (loss) from continuing operations	$88,530	$(157,948)	$(56,254)

Income tax expense (benefit) consisted of the following:

	2001	2000	1999

Current	$83,330	$(157,948)	$(269,626)
Deferred	5,200	-	213,372

	$88,530	$(157,948)	$ (56,254)

INCOME TAXES (CONTINUED)

     Deferred tax expense (credit) and deferred tax liabilities in all years (all Canadian) result principally from differences in depreciation for tax and financial statement purposes.

     The components of the net deferred tax (assets) liability included in the balance sheet are as follows at July 31,:

	2001	2000

Net operating loss carryforward	$(2,207,000)	$(1,165,000)
Depreciation - U. S.	70,000	85,000
Provision for losses	(2,112,000)	(1,195,000)
Valuation allowance	4,254,200	2,275,000

	$ 5,200	$ -

     The Company has provided a valuation allowance against its deferred tax asset as it has determined that it is more likely than not the temporary differences will not be utilized for tax purposes.

RELATED PARTY TRANSACTIONS

     The following is a summary of advances from/to affiliated companies at July 31,:

	2001	2000

Interfederal Capital, Inc.	$298,305	$296,653
Others	108,214	3,669

	$406,519	$300,322

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

     Following is a summary of segment information for the years ended July 31,:

	2001	2000	1999
Sales to unaffiliated customers:

Water	$ 152,441	$ 4,241	$ 2,000
Gas	3,449,128	2,510,286	2,917,327
Electric	7,659,606	8,761,677	8,397,007

	$11,261,175	$11,276,204	$11,316,334
Operating income (loss):

Water	$ (70,300)	$ (73,128)	$ (631,977)
Gas	121,214	(112,366)	(228,308)
Electric	266,350	225,339	236,133
	317,264	39,845	(624,152)

SEGMENT INFORMATION (CONTINUED)

	2001	2000	1999

General corporate expenses	(1,079,130)	(926,155)	(1,266,544)
Other income (expense), net	(1,274,280)	894,624	(2,968,994)

Earnings (loss) from continuing
Operations before income taxes	$(2,036,146)	$ 8,314	$(4,859,690)

Identifiable assets:
Water	$ 68,714	$ 300,079	$ 283,480
Gas	1,861,253	1,732,599	1,884,695
Electric	4,235,692	4,229,757	4,302,129
	6,165,659	6,262,435	6,470,304
General corporate assets	4,364,535	6,578,681	7,001,986

Total assets	$10,530,194	$12,841,116	$13,472,290

Capital expenditures:
Water	$ -	$ -	$ -
Gas	25,725	65,148	113,343
Electric	487,928	49,355	55,812
General corporate	63,154	5,682	-
	$576,807	$120,185	$169,155
Depreciation and amortization:
Water	$ 1,792	$ 4,757	$ 6,825
Gas	67,332	68,829	58,380
Electric	75,949	110,766	201,488
General corporate	16,292	12,703	12,372
	$161,365	$197,055	$279,065

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

SEGMENT INFORMATION (CONTINUED)

     Individual customers who exceeded 10% of consolidated revenues accounted for $1,343,000, $1,547,000 and $1,360,000 in sales for the year ended July 31, 2001, 2000 and 1999, respectively.

Geographic information

     Financial data by geographic area for the years ended July 31,:

	2001
		Operating
		Income	Identifiable
	Sales	(loss)	Assets

United States	$ 3,601,569	$ (19,841)	$2,377,077
Canada	7,659,606	337,105	3,788,582
Total	$11,261,175	$317,264	$6,165,659

	2000
		Operating
		(loss)	Identifiable
	Sales	Income	Assets

United States	$ 2,514,527	$(351,948)	$2,479,788
Canada	8,761,677	391,793	3,782,647
Total	$11,276,204	$ 39,845	$6,262,435

FOURTH QUARTER RESULTS

     During the fourth quarter of fiscal 2001, the Company recorded a loss of approximately $600.000 on its investment in Dresser Engineers and Contractors, Inc. (See Note 2). During the fourth quarter of fiscal 1999, the Company recorded the following adjustments which are unusual and non-recurring in nature: (i) provided a reserve against various Company investments, including Afritel, Cooper and RCT, in the amount of $3,515,000; (ii) provided for a loss of $1,550,000 to recognize a reduction in the value of SMI (See Note 2).