Form 10-Q
period 2001-10-31
ELECTRIC & GAS TECHNOLOGY INC
filed 2001-12-05
CIK 785819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended: October 31, 2001

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

Common - $0.01 Par Value - 6,283,934 shares at November 30, 2001.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

Index to Form 10-Q

For the Quarter Ended October 31, 2001
Page
Part I - Financial Information

1. Report of Independent Accountants	3

2. Condensed Consolidated Financial Statements:

(a) Condensed Consolidated Balance Sheets as
of October 31, 2001 and July 31, 2001	4

(b) Condensed Consolidated Statements of Operations for
the three months ended October 31, 2001 and 2000	5

(c) Condensed Consolidated Statement of Changes in
Stockholders' Equity for the Three months ended October 31, 2001	6

(c) Condensed Consolidated Statements of Cash Flows
for the Three months ended October 31, 2001 and 2000	7

(d) Notes to Condensed Consolidated Financial Statements	8-10

3. Management's Discussion and Analysis of Financial Condition
and Results of Operations	11-14

Part II - Other Information

Item 1 - Legal Proceedings	15

Item 6 - Exhibits and Reports on Form 8-K	15

Signature (pursuant to General Instruction E)	16

All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed
Financial Statements or Notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors

Electric & Gas Technology, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Electric & Gas Technology, Inc. and Subsidiaries as of October 31, 2001 and the related condensed consolidated statements of operations, changes in stockholders' equity and cash flows for the three-month periods October 31, 2001 and 2000. These statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented separately herein), and in our report dated September 28, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Jackson & Rhodes P.C.

Jackson & Rhodes P. C.

Dallas, Texas

December 3, 2001

ELETRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

October 31, 2001 and July 31, 2001
	October 31, 2001	July 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 324,233	$ 557,999
Certificates of deposit	761,307	826,559
Investments, market	188,084	129,374
Accounts receivable, net	1,598,102	1,568,665
Inventories	2,382,590	2,363,918
Prepaid expenses	62,699	87,049
Total current assets	5,317,015	5,533,564

PROPERTY, PLANT AND EQUIPMENT, net	1,738,891	1,698,819

OTHER ASSETS	3,283,271	3,297,811

TOTAL ASSETS	$10,339,177	$10,530,194

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$ 1,003,952	$ 1,013,580
Accounts payable	1,073,224	1,095,515
Accrued liabilities	286,189	235,756
Current maturities of long-term obligations	134,621	152,082
Total current liabilities	2,497,986	2,496,933

LONG-TERM OBLIGATIONS
Long-term obligations, less current maturities	1,603,635	1,576,245

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 5,000,000 shares	-	-
Common stock, $.01 par value, 30,000,000 shares
authorized, issued 6,283,934	62,839	62,839
Additional paid-in capital	9,309,870	9,309,870
Retained earnings (deficit)	(1,835,555)	(1,671,024)
Pension liability adjustment	(541,316)	(541,316)
Cumulative translation adjustment	(613,263)	(559,010)
	6,382,575	6,601,359
Treasury stock, 123,000 and 121,000 shares, at cost	(145,019)	(144,343)
Total stockholders' equity	6,237,556	6,457,016

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,339,177	$10,530,194

See accompanying notes.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended October 31, 2001 and 2000

(Unaudited)
	Three months ended
	October 31,
	2001	2000

Sales	$2,548,494	$3,019,055
Cost of goods sold	1,898,022	2,122,960

Gross profit	650,472	896,095

Selling, general and administrative
Expenses	831,120	816,112

Operating profit (loss)	(180,648)	79,983

Other income and (expenses)
Interest, net	(49,689)	(5,227)
Investment gain (loss)	58,710	85,424
Other, net	15,198	4,128

	24,219	84,325

Income (loss) before federal income tax credit	(156,429)	164,308

Income taxes	8,102	25,467

NET EARNINGS (LOSS)	$ (164,531)	$ 138,841

Earnings (loss) available per Common share:

Net income (loss)	$(0.03)	$0.02

Earnings (loss) available per Common share - assuming dilution:

Net income (loss)	$(0.03)	$0.02

See accompanying notes.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Three months ended October 31, 2001

(Unaudited)
				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total

Balance at July 31, 2001	$62,839	$9,309,870	$(1,671,024)	$(1,100,326)	$(144,343)	$6,457,016

Net loss			(164,531)			(164,531)
Currency translation adjustments				(54,253)		(54,253)
Comprehensive income (loss)						(218,784)

Purchase of treasury stock	-	-	-	-	(676)	(676)

Balance at October 31, 2001	$62,839	$9,309,870	$(1,835,555)	$(1,154,579)	$(145,019)	$6,237,556

See accompanying notes.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended October 31, 2001 and 2000 (Unaudited)
	Three months ended
	October 31,
	2001	2000
Increase (decrease) in cash:
Cash flows from operating activities:
Net earnings (loss)	$(164,531)	$ 138,841
Adjustments to reconcile net earnings (loss)
to net cash used by operating activities:
Depreciation and amortization	54,008	43,715
Loss (Gain) on investments	(58,710)	(85,424)
Changes in assets and liabilities:
Accounts receivable	(29,437)	35,467
Inventories	(18,672)	(82,227)
Prepaid expenses	24,350	37,484
Other assets	(4,385)	(311)
Accounts payable	(76,787)	125,996
Accrued liabilities	50,433	44,595
Net cash provided by (used in) operating activities	(223,731)	258,136

Cash flows from investing activities:
Investments	65,252	1,014,724
Purchase of treasury stock	(676)	-
Advances to affiliates	-	(148,704)
Purchase of property, plant and equipment	(92,409)	(3,291)
Net cash provided by (used in) investing activities	(27,833)	862,729

Cash flows from financing activities:
Increase (decrease) in notes payable and
long-term obligations	544	(423,619)
Due to/from affiliate	17,254	-
Net cash provided by (used in) financing activities	17,798	(423,619)
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(233,766)	697,246

Cash and cash equivalents - beginning of period	557,999	450,267

Cash and cash equivalents - end of period	$ 324,233	$1,147,513

Supplemental disclosures of cash flow information:
Cash paid during the period for Interest	$ 60,314	$ 144,898

See accompanying notes.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2001

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

     The statements were prepared using generally accepted accounting principles. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 2001 have been omitted, even though they are necessary for a fair presentation of the financial position at October 31, 2001 and 2000 and the results of operations and cash flows for the periods then ended.

NOTE B - INVENTORIES

     Inventories are comprised as follows:
	October 31, 2001	July 31, 2001

Raw Materials	$ 893,152	$ 911,479
Work in process	391,515	404,049
Finished Goods	1,097,923	1,048,390

	$2,382,590	$2,363,918

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2001

(Unaudited)

NOTE C - ACCUMULATED OTHER COMPREHENSIVE INCOME:

     The components of other comprehensive income are as follows:
	Currency	Pension
	Translations	Liability
	Adjustments	Adjustments	Total

Balance at July 31, 2001	$(559,010)	$(541,316)	$(1,100,326)

Currency translation adjustments	(54,253)	-	(54,253)

Balance October 31, 2001	$(613,263)	$(541,316)	$(1,154,579)

     The earnings associated with the Company's investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal income taxes on these earnings or translation adjustments has been provided.

NOTE D - INDUSTRY SEGMENT DATA:

     The Company's business is primarily comprised of three industry segments: i. water (AMT); ii. natural gas measurement and recording devices and odorization (Reynolds); and iii. electrical components and enclosures (Hydel) as set forth below. Operating profits represent total sales less cost of sales and general and administrative expenses.
	Three Months Ended October 31, 2001
	Water	Gas	Electric	Corporate	Consolidated

Sales	$ -	$ 707,618	$1,840,876	$ -	$2,548,494
Cost of goods sold	29,935	420,136	1,447,951	-	1,898,022
Selling, gen. & adm.	10,850	301,296	298,639	220,335	831,120

Operating profit (loss)	(40,785)	(13,814)	94,286	(220,335)	(180,648)

Interest, net	-	(10,833)	(26,861)	(11,995)	(49,689)
Other income (expense)	-	14	-	73,894	73,908

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2001

(Unaudited)

NOTE D - INDUSTRY SEGMENT DATA (Continued):
	Three Months Ended October 31, 2001
	Water	Gas	Electric	Corporate	Consolidated
Net earnings (loss) before income taxes	$(40,785)	$ (24,633)	$ 67,425	$(158,436)	$ (156,429)

Assets:
Receivables	$ -	$553,287	$1,024,238	$20,577	$1,598,102

Inventory	$ 68,298	$788,560	$1,525,732	$ -	$2,382,590

Total assets	$ 75,081	$1,884,808	$4,142,564	$4,236,724	$10,339,177

Depreciation	$ -	$18,288	$30,427	$5,293	$54,008

Additions PP&E	$ 1,757	$ -	$79,152	$11,500	$92,409

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

Results of Operations

     Summary.  The Company reported net (loss) earnings of $(164,531) and $138,841 for the three months ended October 31, 2001 and 2000, respectively. Operating income decreased by $(254,902) for the three month periods, the result of decreasing revenues. Gross margins decreased from 29.68% to 25.52% for the three months ended October 31, 2001. Also, selling, general and administrative expenses as a relationship to revenues at the segment level increased from 19.92% to 23.97% of revenues.

     Increases (decreases) for the three months periods ended October 31, 2001, as compared with the similar period of 2000, for key operating data were as follows:

	Three Months Ended
	October 31, 2001

	Increase	Percent
	(Decrease)	Change

Operating Revenues	$(470,561)	(15.59)
Operating Income	(254,902)	(86.53)
Net earnings (loss) before tax	(320,737)	(195.20)
Net Earnings Per Share	(.05)	(250.00)

     The following table represents the changes [increase/(decrease)] in operating revenues, operating income and net earnings before income taxes by the respective industry segments when compared to the previous period:
	Three Months Ended
	October 31, 2001

		Increase
	(Decrease)	Percent
Operating Revenues:

Water	$ -	-
Gas	(142,736)	(30.33)
Electric	(327,825)	(69.67)

	$(470,561)	100.00
Operating Income (Loss):

Water	$ (20,714)	(8.13)
Gas	(187,654)	(73.62)
Electric	(46,534)	(18.25)

	(254,902)	100.00

General Corporate	(5,729)
Other Income (Expense)	(60,106)

Net earnings (loss) before tax	$(320,737)

     Water segment had no revenues during the first quarters of fiscal 2001 and 2000. Expenses were $40,785 and $20,071 for the three months ended October 31, 2001 and 2000, respectively. The Company continues to test and improve its products while it searches for a partner to commercially develop this product line. There is no forecast of when meaningful revenues might occur, however, several opportunities have recently developed for the larger systems.

    Gas revenues and operating income decreased by $(142,736) and $(187,654) for the three months ended October 31, 2001, respectively. This decrease resulted in operating losses of $(13,814) for the period. Selling, general and administrative expenses increased to 42.58% of revenues when compared to 31.80% for the prior three month period. Expenses increased in relation to revenues primarily due to the drop in revenues below a net breakeven point at the current staffing levels. Further, expenses continue on the development of the BTU meter product. Revenues from this product are not expected to occur until late fiscal 2002.

     Electric revenues decreased for the three months ended October 31, 2001 by $(327,825). Operating profits decreased by $(46,534) for the three months ended October 31, 2001. Revenues and related operating profits were primarily down due to a slowing Canadian economy. The electric segment consists of only the Canadian meter socket and pole line hardware product lines selling almost entirely in the Canadian markets.

     With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Operating profits decreased by (8.20)% for the three months ended October 31, 2001, the effect of decreased revenues, discussed above.

Liquidity and Capital Resources

     Liquidity.  Current assets of the Company totaled $5,317,015 at October 31, 2001, down from current assets of $5,533,564 at July 31, 2001, or a decrease of $(216,549). Current liabilities increased by $1,053, resulting in a decrease in working capital (current assets less current liabilities) to $2,819,029 at October 31, 2001, from $3,036,631 at July 31, 2001. The Company believes that it has and will generate sufficient cash to meet its working capital requirements and debt obligations.

     Hydel has a working capital line-of-credit with a Canadian bank in the amount of approximately $1,500,000. The Canadian credit facility is secured by receivables, inventories and equipment of Hydel.

     The Company continues to borrow under its CIT Group Credit/Finance, Inc. revolving and term loan facility. Borrowing under the revolving portion is based on eligible accounts receivable and inventory. The outstanding revolving loan balance was $406,022 and the term loan balance was $18,791 at October 31, 2001.

Capital Expenditures

     For Fiscal 2002, the Company (and its subsidiaries) does not anticipate any significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries.

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

     Information regarding and factors affecting forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performances and underlying assumption and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result, or be achieved, or accomplished.

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

Dated: December 5, 2001