Form 10-Q
period 2002-01-31
ELECTRIC & GAS TECHNOLOGY INC
filed 2002-03-15
CIK 785819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended: January 31, 2002

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

Common - $0.01 Par Value - 6,283,934 shares at March 8, 2002.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

Index to Form 10-Q

For the Quarter Ended January 31, 2002
Page
Part I - Financial Information

1. Report of Independent Accountants	3

2. Condensed Consolidated Financial Statements:

(a) Condensed Consolidated Balance Sheets as
of January 31, 2002 and July 31, 2001	4

(b) Condensed Consolidated Statements of Operations for
the three and six months ended January 31, 2002 and 2001	5

(c) Condensed Consolidated Statement of Changes in
Stockholders' Equity for the six months ended January 31, 2002	6

(c) Condensed Consolidated Statements of Cash Flows
for the six months ended January 31, 2002 and 2001	7

(d) Notes to Condensed Consolidated Financial Statements	8-12

3. Management's Discussion and Analysis of Financial Condition
and Results of Operations	13-16

Part II - Other Information

Item 1 - Legal Proceedings	17

Item 6 - Exhibits and Reports on Form 8-K	17

Signature (pursuant to General Instruction E)	18

All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed
Financial Statements or Notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors

Electric & Gas Technology, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Electric & Gas Technology, Inc. and Subsidiaries as of January 31, 2002 and the related condensed consolidated statements of operations for the three and six months periods then ended and changes in stockholders' equity and cash flows for the six months periods then ended. These statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented separately herein), and in our report dated September 28, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet taken as a whole.

/s/ Jackson & Rhodes P.C.

Jackson & Rhodes P. C.

Dallas, Texas

March 13, 2002

ELETRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

January 31, 2002 and July 31, 2001
	January 31, 2002	July 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 323,937	$ 557,999
Certificates of deposit-Pledged	761,307	826,559
Investments, at market	244,175	129,374
Accounts receivable, net	1,056,304	1,568,665
Inventories	2,476,338	2,363,918
Prepaid expenses	41,564	87,049
Total current assets	4,903,625	5,533,564

PROPERTY, PLANT AND EQUIPMENT, net	1,699,336	1,698,819

OTHER ASSETS	3,229,838	3,297,811

TOTAL ASSETS	$9,832,799	$10,530,194

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$ 876,704	$ 1,013,580
Accounts payable	1,099,648	1,095,515
Accrued liabilities	255,334	235,756
Current maturities of long-term obligations	128,741	152,082
Total current liabilities	2,360,427	2,496,933

LONG-TERM OBLIGATIONS
Long-term obligations, less current maturities	1,571,990	1,576,245

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 5,000,000 shares	-	-
Common stock, $.01 par value, 30,000,000 shares
authorized, issued 6,283,934	62,839	62,839
Additional paid-in capital	9,309,870	9,309,870
Retained earnings (deficit)	(2,174,351)	(1,671,024)
Pension liability adjustment	(541,316)	(541,316)
Cumulative translation adjustment	(611,641)	(559,010)
	6,045,401	6,601,359
Treasury stock, 123,000 and 121,000 shares, at cost	(145,019)	(144,343)
Total stockholders' equity	5,900,382	6,457,016

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,832,799	$10,530,194

See accompanying notes.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended January 31, 2002 and 2001

(Unaudited)
	Three months ended		Six months ended
	January 31,		January 31,
	2002	2001	2002	2001

Sales	$2,027,093	$2,533,687	$4,575,587	$5,552,742
Cost of goods sold	1,499,157	1,875,025	3,397,179	3,997,985

Gross profit	527,936	658,662	1,178,408	1,554,757

Selling, general and administrative
expenses	884,114	914,560	1,715,234	1,730,672

Operating profit (loss)	(356,178)	(255,898)	(536,826)	(175,915)

Other income and (expenses)
Interest, net	(39,286)	(53,507)	(88,975)	(58,734)
Investment gain (loss)	59,083	(110,808)	117,793	(25,384)
Other, net	-	18,861	15,198	22,989

	19,797	(145,454)	44,016	(61,129)

Income (loss) before income taxes	(336,381)	(401,352)	(492,810)	(237,044)

Income taxes	(2,415)	(11,719)	(10,517)	(37,186)

NET EARNINGS (LOSS)	$ (338,796)	$ (413,071)	$ (503,327)	$ (274,230)

Earnings (loss) available per Common share:

Net income (loss)	$(0.05)	$(0.05)	$(0.08)	$(0.03)

Earnings (loss) available per Common share - assuming dilution:

Net income (loss)	$(0.05)	$(0.05)	$(0.08)	$(0.03)

See accompanying notes.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Six months ended January 31, 2002

(Unaudited)
				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total

Balance at July 31, 2001	$62,839	$9,309,870	$(1,671,024)	$(1,100,326)	$(144,343)	$6,457,016

Net income (loss)			(503,327)			(503,327)
Currency translation adjustments				(52,631)		(52,631)
Comprehensive income (loss)						(555,958)

Purchase of treasury stock	-	-	-	-	(676)	(676)

Balance at January 31, 2002	$62,839	$9,309,870	$(2,174,351)	$(1,152,957)	$(145,019)	$5,900,382

See accompanying notes.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended January 31, 2002 and 2001 (Unaudited)
	Six months ended
	January 31,
	2002	2001
Increase (decrease) in cash:
Cash flows from operating activities:
Net earnings (loss)	$(503,327)	$ (274,230)
Adjustments to reconcile net earnings (loss)
to net cash used by operating activities:
Depreciation and amortization	106,849	83,500
Common shares for services	-	9,380
Loss (Gain) on investments	(117,793)	25,384
Changes in assets and liabilities:
Accounts receivable	512,361	522,169
Inventories	(112,420)	(211,712)
Prepaid expenses	45,485	54,725
Other assets	1,230	304
Accounts payable	(48,737)	(160,439)
Accrued liabilities	19,578	23,520
Net cash provided by (used in) operating activities	(96,774)	72,601

Cash flows from investing activities:
Investments	68,244	1,069,882
Purchase and retirement of treasury stock	(676)	(52,362)
Purchase of property, plant and equipment	(107,366)	(67,813)
Net cash provided by (used in) investing activities	(39,798)	949,707

Cash flows from financing activities:
Increase (decrease) in notes payable and
long-term obligations	(160,891)	(390,631)
Due to/from affiliate	63,401	(160,087)
Net cash provided by (used in) financing activities	(97,490)	(550,718)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(234,062)	471,590

Cash and cash equivalents - beginning of period	557,999	450,267

Cash and cash equivalents - end of period	$ 323,937	$ 921,857

Supplemental disclosures of cash flow information:
Cash paid during the period for Interest	$ 121,231	$ 279,499

See accompanying notes.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2002

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

     The statements were prepared using generally accepted accounting principles. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 2001 have been omitted, even though they are necessary for a fair presentation of the financial position at January 31, 2002 and 2001 and the results of operations and cash flows for the periods then ended.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 31, 2002

(Unaudited)

NOTE B - INVENTORIES

     Inventories are comprised as follows:
	January 31, 2002	July 31, 2001

Raw Materials	$ 930,351	$ 911,479
Work in process	391,759	404,049
Finished Goods	1,154,228	1,048,390

	$2,476,338	$2,363,918

NOTE C - ACCUMULATED OTHER COMPREHENSIVE INCOME:

     The components of other comprehensive income are as follows:
	Currency	Pension
	Translations	Liability
	Adjustments	Adjustments	Total

Balance at July 31, 2001	$(559,010)	$(541,316)	$(1,100,326)

Currency translation adjustments	(52,631)	-	(52,631)

Balance January 31, 2002	$(611,641)	$(541,316)	$(1,152,957)

     The earnings associated with the Company's investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal income taxes on these earnings or translation adjustments has been provided.

NOTE D - CONTINGENCIES:

     The Company's former U.S. electric operations were sold in 1996 and 1995. The sale of the meter socket division of Retech, Inc. ("Retech") included a note receivable of approximately $1,250,000 and the continuing ownership of an 80,000 square foot manufacturing facility in Paris, Texas. Under the sale, Retech would, however, continue to be responsible for their frozen Defined Benefit Pension Plan for Bargaining Employees ("Plan"). The Company sued

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 31, 2002

(Unaudited)

NOTE D - CONTINGENCIES (continued):

for collection of the note receivable and subsequently entered into an Agreement for the exchange of a 20% interest in Pioneer Power, an affiliate of the note Maker. Further, the Company was to distribute 80% of its 20% interest to its shareholders in accordance with the court approved Agreement. The Maker failed to perform under this Agreement and has caused the Company to again pursue legal recourse against the Maker and their affiliates. Legal proceedings are just underway and currently issues dealing with proper court jurisdiction are pending.

     The Company currently has a contract for sale of the Paris facility pending the buyers' ability to finance their purchase.

     As result of Retech's non-liquid status, they have been unable to currently fund the annual pension liability. The Plan's pension liability as of July 31, 2001, the date of the last actuarial valuation, was approximately $580,000 and is reflected in Stockholders' Equity at January 31, 2002. In February 2002, the Company contributed approximately $350,000 in public equity securities to the Pension Trust. The Company is liable for excise taxes on the funding deficiency of approximately $44,000. Further, the IRS could impose 100% penalties on the funding deficiency. A waiver of such penalties has been requested. All beneficiaries currently eligible to receive benefits are currently receiving such benefits from the Plan's Trust. Should the IRS impose the full amount of the penalties it would have a material adverse effect on the Company's liquidity.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 31, 2002

(Unaudited)

NOTE E - INDUSTRY SEGMENT DATA:

     The Company's business is primarily comprised of three industry segments: i. water (AMT); ii. natural gas measurement and recording devices and odorization (Reynolds); and iii. electrical components and enclosures (Hydel) as set forth below. Operating profits represent total sales less cost of sales and general and administrative expenses.
	Three Months Ended January 31, 2002
					General
	Water	Gas	Electric	Corporate	Consolidated

Sales	$ -	$ 537,065	$1,490,028	$ -	$2,027,093
Cost of goods sold	20,012	357,584	1,121,561	-	1,499,157
Selling, gen. & adm.	4,268	318,319	305,116	256,411	884,114

Operating profit (loss)	(24,280)	(138,838)	63,351	(256,411)	(356,178)

Interest, net	-	(9,850)	(15,807)	(13,629)	(39,286)
Other income (expense)	-	-	-	59,083	59,083

Net earnings (loss) before income taxes	$(24,280)	$ (148,688)	$ 47,544	$(210,957)	$ (336,381)

Assets:
Receivables	$ -	$315,734	$ 738,993	$ 1,577	$1,056,304
Inventory	$ 68,298	$848,894	$1,559,146	$ -	$2,476,338
Total assets	$ 74,967	$1,662,669	$3,870,977	$4,224,186	$9,832,799

Depreciation	$88	$17,898	$ 29,562	$5,293	$52,841

Additions PP&E	$ -	$7,073	$7,884	$ -	$14,957

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 31, 2002

(Unaudited)

NOTE E - INDUSTRY SEGMENT DATA (Continued):
	Six Months Ended January 31, 2002
					General
	Water	Gas	Electric	Corporate	Consolidated

Sales	$ -	$1,244,683	$3,330,904	$ -	$ 4,575,587
Cost of goods sold	49,947	777,720	2,569,512	-	3,397,179
Selling, gen. & adm.	15,118	619,615	603,755	476,746	1,715,234

Operating profit (loss)	(65,065)	(152,652)	157,637	(476,746)	(536,826)

Interest, net	-	(20,683)	(42,668)	(25,624)	(88,975)
Other income (expense)	-	14	-	132,977	132,991

Net earnings (loss) before income taxes	$(65,065)	$ (173,321)	$ 114,969	$(369,393)	$ (492,810)

Depreciation	$88	$36,186	$59,989	$10,586	$106,849

Additions PP&E	$1,757	$ 7,073	$87,036	$11,500	$107,366

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

Results of Operations

     Summary.  The Company reported net losses of $(503,327) and $(338,796) for the six and three months ended January 31, 2002, respectively. This compared to $(274,230) and $(413,071) for the six and three months ended January 31, 2001, respectively. Operating income decreased by $(348,888) and $(93,986) for the six and three month periods, the result of decreases in revenue and operating profits in the gas and electric segments. The gas segment reported decreases in revenue of $(311,614) and $(168,878) with operating profits declining by $(269,947) and $(82,293) for the six and three month periods, respectively. The electric segment reported decreased revenues of $(639,041) and $(311,216), however, operating profits (decreased) increased only slightly by $(41,669) and $4,865 for the six and three months ended January 31, 2002. Gross margins decreased from 28.00% to 25.75% for the six months ended January 31, 2002. Also, selling, general and administrative expenses as a relationship to revenues at the segment level increased from 22.80% to 27.07% of these lower revenues. Other income was affected by less interest income and offset by gains from common equity investments carried at fair market value

     Increases (decreases) for the three and six months periods ended January 31, 2002, as compared with the similar period of 2001, for key operating data were as follows:

	Three Months Ended		Six Months Ended
	January 31, 2002		January 31, 2002

	Increase	Percent	Increase	Percent
	(Decrease)	Change	(Decrease)	Change

Operating Revenues	$(506,594)	(24.99)	$(977,155)	(21.36)
Operating Income	(93,986)	(1,625.77)	(348,888)	(120.80)
Net earnings (loss) before tax	(64,971)	(16.19)	(255,766)	(107.90)
Net Earnings Per Share	(.00)	(.00)	(.05)	(166.67)

     The following table represents the changes [increase/(decrease)] in operating revenues, operating income and net earnings before income taxes by the respective industry segments when compared to the previous period:
	Three Months Ended		Six Months Ended
	January 31, 2002		January 31, 2002

		Increase		Increase
	(Decrease)	Percent	(Decrease)	Percent
Operating Revenues:

Water	$ (26,500)	(5.23)	$ (26,500)	(2.71)
Gas	(168,878)	(33.34)	(311,614)	(31.89)
Electric	(311,216)	(61.43)	(639,041)	(65.40)

	$(506,594)	100.00	$(977,155)	100.00
Operating Income (Loss):

Water	$ (16,558)	(17.62)	$ (37,272)	(10.68)
Gas	(82,293)	87.56)	(269,947)	(77.38)
Electric	4,865	5.18	(41,669)	(11.94)
	(93,986)	100.00	(348,888)	100.00

General Corporate	(6,294)		(12,023)
Other Income (Expense)	165,251		105,145

Net earnings (loss) before tax	$ 64,971		$(255,766)

     Water revenues amounted to $26,500 for the six months ended January 31, 2001. No revenues were recorded during the fist six months of Fiscal 2002. Expenses were $65,065 and $24,280 for the six and three months ended January 31, 2002, respectively. Expenses were $54,293 and $34,222 for the six and three months ended January 31, 2001, respectively. The Company continues to test and improve its products while it searches for a partner to commercially develop this product line. There is no forecast of when meaningful revenues might occur. This segment did receive $14,000 in customer deposits for future sales.

    Gas revenues decreased by $(311,614) and $(168,878) for the six and three months ended January 31, 2002. Operating income decreased by $(269,947) and $(82,293) for the six and three months ended January 31, 2002, resulting in operating losses of $(152,652) and $(138,838), respectively. Selling, general and administrative expenses increased to 49.78% of revenues when compared to 38.89% for the prior six month period the effect of reduced revenues without a corresponding reduction in expenses. This segment has been adversely affected by the events of September 11, the overall economy and consolidation in the gas industry. Business is expected to improve during the third quarter.

     Electric revenues decreased for the six and three months ended January 31, 2002 by $(639,041) and $(311,216). Operating profits (decreased) increased by $(41,669) and $4,865 for the six and three months ended January 31, 2002, respectively. Revenues and related operating profits were primarily down due to a slowing Canadian economy. The electric segment consists of only the Canadian meter socket and pole line hardware product lines selling almost entirely in the Canadian markets. This segment remains profitable in spite of the declines in revenues.

     With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Corporate overhead expense remains relative consistent with prior period amounts. Operating profits generated by the Company's business segments have been unable to provide sufficient amounts to cover selling, general and administrative expenses. The Company continues to invest in its Water segment which to date has not provided significant revenues. The Company believes that there continues to be a worldwide need for safe reliable potable water and that the market can be exploited with its products. Further, the Company has had to expend approximately $200,000 in vigorously defending its ownership of its general corporate offices in litigation with the SBA, which currently remains unresolved at March 8, 2002. (Also see Part II, Item 1. Legal Proceedings)

Liquidity and Capital Resources

     Liquidity.  Current assets of the Company totaled $4,903,625 at January 31, 2002, down from current assets of $5,533,564 at July 31, 2001, or a decrease of $(629,939). Current liabilities decreased by $(136,506), resulting in a decrease in working capital (current assets less current liabilities) to $2,543,198 at January 31, 2002, from $3,036,631 at July 31, 2001. The Company believes that it has and can generate sufficient cash to meet its working capital requirements.

     Hydel has a working capital line-of-credit with a Canadian bank in the amount of approximately $1,500,000. The Canadian credit facility is secured by receivables, inventories and equipment of Hydel.

     The Company at January 31, 2002, continued to borrow under its CIT Group Credit/Finance, Inc. revolving and term loan facility. Borrowing under the revolving portion is based on eligible accounts receivable and inventory. The outstanding revolving loan balance was $190,866 and the term loan balance was $14,500 at January 31, 2002. In February 2002, the Company paid off the CIT credit facility with funds provided by a bank loan secured with collateral provided by an affiliate. The Company has provided collateral to other affiliates to secure their borrowings and as of January 31, 2002 certificates of deposit of $761,307 secure such borrowings.

     As more fully described in Note D to the Condensed Financial Statements, the Company could be liable for substantial penalties for its Retech, Inc. Pension Plan. Such penalties would have a material adverse affect on the Company's liquidity.

Capital Expenditures

     For Fiscal 2002, the Company (and its subsidiaries) does not anticipate any significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries.

Dividend Policy

     The Company's Board of Directors has declared no cash dividends since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize it cash flow to invest in its businesses.

Other Business Matters

     Inflation.  The Company does not expect the current effects of inflation to have any effect on its operations in the foreseeable future. The largest single impact affecting the Company's overall operations is the general state of the economy and principally new home construction.

     Information regarding and factors affecting forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performances and underlying assumption and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result, or be achieved, or accomplished.

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

     Electric & Gas Technology, Inc., Retech, Inc. and Hydel Enterprises, Inc. (Plaintiff) Vs Nathan Mazurek, American Circuit Breaker Corp. and Provident Group, Inc.(Defendants)- Civil Action N. 3:01-CV-2756-G. Plaintiff filed suit in the 160th District Court in Dallas, County. The Case has been removed to United States District Court for the Northern District of Texas, Dallas Division. Plaintiff alleges the non-payment of a note to Retech, Inc. of approximately $1,150,000, unpaid accounts receivable to Hydel Enterprises, Inc. of approximately $975,000 (Canadian Dollars), plus added sums in penalties, damages and attorneys fees. Plaintiff has also filed a motion to stay other pending litigation in Delaware involving the related parties.

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

Dated: March 15, 2002