Form 10-Q
period 2002-04-30
ELECTRIC & GAS TECHNOLOGY INC
filed 2002-06-11
CIK 785819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended: April 30, 2002

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

Common - $0.01 Par Value - 6,471,934 shares at May 31, 2002.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

Index to Form 10-Q

For the Quarter Ended April 30, 2002
Page
Part I - Financial Information

1. Report of Independent Accountants	3

2. Condensed Consolidated Financial Statements:

(a) Condensed Consolidated Balance Sheets as
of April 30, 2002 and July 31, 2001	4

(b) Condensed Consolidated Statements of Operations for
the three and nine months ended April 30, 2002 and 2001	5

(c) Condensed Consolidated Statement of Changes in
Stockholders' Equity for the nine months ended April 30, 2002	6

(c) Condensed Consolidated Statements of Cash Flows
for the nine months ended April 30, 2002 and 2001	7

(d) Notes to Condensed Consolidated Financial Statements	8-12

3. Management's Discussion and Analysis of Financial Condition
and Results of Operations	13-16

Part II - Other Information

Item 1 - Legal Proceedings	17
Item 2 - Changes in Securities	17
Item 5 - Other Information	18
Item 6 - Exhibits and Reports on Form 8-K	18
Signature (pursuant to General Instruction E)	19

All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed
Financial Statements or Notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors

Electric & Gas Technology, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Electric & Gas Technology, Inc. and Subsidiaries as of April 30, 2002 and the related condensed consolidated statements of operations for the three and nine months periods then ended and changes in stockholders' equity and cash flows for the nine months periods then ended. These statements are the responsibility of the Company's management.

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

/s/ Whitley Penn

Whitley Penn

Dallas, Texas

June 7, 2002

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

April 30, 2002 and July 31, 2001
	April 30, 2002	July 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 71,118	$ 557,999
Certificates of deposit-Pledged	828,907	826,559
Investments, at market	145,832	129,374
Accounts receivable, net	1,170,052	1,568,665
Inventories	2,535,267	2,363,918
Prepaid expenses	71,391	87,049
Total current assets	4,822,567	5,533,564

PROPERTY, PLANT AND EQUIPMENT, net	1,674,399	1,698,819

OTHER ASSETS	3,102,605	3,297,811

TOTAL ASSETS	$9,599,571	$10,530,194

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$ 978,714	$ 1,013,580
Accounts payable	1,094,698	1,095,515
Accrued liabilities	281,207	235,756
Current maturities of long-term obligations	114,612	152,082
Total current liabilities	2,469,231	2,496,933

LONG-TERM OBLIGATIONS
Long-term obligations, less current maturities	1,371,438	1,576,245

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 5,000,000 shares	-	-
Common stock, $.01 par value, 30,000,000 shares
authorized, issued 6,471,934 and 6,283,934	64,719	62,839
Additional paid-in capital	9,362,601	9,309,870
Retained earnings (deficit)	(2,389,946)	(1,671,024)
Pension liability adjustment	(541,316)	(541,316)
Cumulative translation adjustment	(592,137)	(559,010)
	5,903,921	6,601,359
Treasury stock, 123,000 and 121,000 shares, at cost	(145,019)	(144,343)
Total stockholders' equity	5,758,902	6,457,016

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,599,571	$10,530,194

See accompanying notes.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended April 30, 2002 and 2001

(Unaudited)
	Three months ended		Nine months ended
	April 30,		April 30,
	2002	2001	2002	2001

Sales	$2,341,243	$2,541,854	$6,916,830	$8,094,596
Cost of goods sold	1,674,403	1,910,559	5,071,582	5,908,544

Gross profit	666,840	631,295	1,845,248	2,186,052

Selling, general and administrative
expenses	749,885	887,579	2,465,119	2,618,251

Operating profit (loss)	(83,045)	(256,284)	(619,871)	(432,199)

Other income and (expenses)
Interest, net	(37,814)	(45,893)	(126,789)	(104,627)
Investment gain (loss)	(111,028)	(466,138)	19,449	(473,022)
Other, net	16,272	-	18,786	4,489

	(132,570)	(512,031)	(88,554)	(573,160)

Income (loss) before income taxes	(215,615)	(768,315)	(708,425)	(1,005,359)

Income taxes	20	(2,577)	(10,497)	(39,763)

NET EARNINGS (LOSS)	$ (215,595)	$ (770,892)	$ (718,922)	$(1,045,122)

Earnings (loss) available per Common share:

Net income (loss)	$(0.03)	$(0.12)	$(0.12)	$(0.17)

Earnings (loss) available per Common share - assuming dilution:

Net income (loss)	$(0.03)	$(0.12)	$(0.12)	$(0.17)

See accompanying notes.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Nine months ended April 30, 2002

(Unaudited)
				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total

Balance at July 31, 2001	$62,839	$9,309,870	$(1,671,024)	$(1,100,326)	$(144,343)	$6,457,016

Net income (loss)			(718,922)			(718,922)
Currency translation adjustments				(33,127)		(33,127)
Comprehensive income (loss)						(752,049)
Issued common stock	1,880	52,731				54,611

Purchase of treasury stock	-	-	-	-	(676)	(676)

Balance at April 30, 2002	$64,719	$9,362,601	$(2,389,946)	$(1,133,453)	$(145,019)	$5,758,902

See accompanying notes.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended April 30, 2002 and 2001 (Unaudited)
	Nine months ended
	April 30,
	2002	2001
Increase (decrease) in cash:
Cash flows from operating activities:
Net earnings (loss)	$(718,922)	$(1,045,122)
Adjustments to reconcile net earnings (loss)
to net cash used by operating activities:
Depreciation and amortization	163,113	124,805
Common shares for services	-	30,480
Loss (Gain) on investments	(19,449)	473,022
Changes in assets and liabilities:
Accounts receivable	398,613	397,653
Inventories	(171,349)	(285,942)
Prepaid expenses	15,658	(104,513)
Other assets	643	1,382
Accounts payable	(34,098)	(95,734)
Accrued liabilities	45,451	75,879
Net cash provided by (used in) operating activities	(320,340)	(428,090)

Cash flows from investing activities:
Investments	176,845	1,133,851
Purchase and retirement of treasury stock	(676)	(99,003)
Purchase of property, plant and equipment	(133,680)	(101,973)
Net cash provided by (used in) investing activities	42,489	932,875

Cash flows from financing activities:
Increase (decrease) in notes payable and
long-term obligations	(276,989)	(102,539)
Issued common stock	54,611	-
Due to/from affiliate	13,348	(134,854)
Net cash provided by (used in) financing activities	(209,030)	(237,393)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(486,881)	267,392

Cash and cash equivalents - beginning of period	557,999	450,267

Cash and cash equivalents - end of period	$ 71,118	$ 717,659

Supplemental disclosures of cash flow information:
Cash paid during the period for Interest	$ 204,834	$ 416,690

See accompanying notes.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2002

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

     The statements were prepared using generally accepted accounting principles. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 2001 have been omitted, even though they are necessary for a fair presentation of the financial position at April 30, 2002 and 2001 and the results of operations and cash flows for the periods then ended.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

April 30, 2002

(Unaudited)

NOTE B - INVENTORIES

     Inventories are comprised as follows:
	April 30, 2002	July 31, 2001

Raw Materials	$ 950,190	$ 911,479
Work in process	396,575	404,049
Finished Goods	1,188,502	1,048,390

	$2,535,267	$2,363,918

NOTE C - ACCUMULATED OTHER COMPREHENSIVE INCOME:

     The components of other comprehensive income are as follows:
	Currency	Pension
	Translations	Liability
	Adjustments	Adjustments	Total

Balance at July 31, 2001	$(559,010)	$(541,316)	$(1,100,326)

Currency translation adjustments	(33,127)	-	(33,127)

Balance April 30, 2002	$(592,137)	$(541,316)	$(1,133,453)

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

April 30, 2002

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

     As result of Retech's non-liquid status, they have been unable to currently fund the annual pension liability. The Plan's pension liability as of July 31, 2001, the date of the last actuarial valuation, was approximately $580,000 and is reflected in Stockholders' Equity at April 30, 2002. In February 2002, the Company contributed approximately $350,000 in public equity securities to the Pension Trust. The Company is liable for excise taxes on the funding deficiency of approximately $44,000. Further, the IRS could impose 100% penalties on the funding deficiency. A waiver of such penalties has been requested. All beneficiaries currently eligible to receive benefits are currently receiving such benefits from the Plan's Trust. Should the IRS impose the full amount of the penalties it would have a material adverse effect on the Company's liquidity.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

April 30, 2002

(Unaudited)

NOTE E - INDUSTRY SEGMENT DATA:

     The Company's business is primarily comprised of three industry segments: i. water (AMT); ii. natural gas measurement and recording devices and odorization (Reynolds); and iii. electrical components and enclosures (Hydel) as set forth below. Operating profits represent total sales less cost of sales and general and administrative expenses.
	Three Months Ended April 30, 2002
					General
	Water	Gas	Electric	Corporate	Consolidated

Sales	$ -	$ 763,395	$1,577,848	$ -	$2,341,243
Cost of goods sold	30,255	430,215	1,213,933	-	1,674,403
Selling, gen. & adm.	6,171	239,404	306,309	198,001	749,885

Operating profit (loss)	(36,426)	93,776	57,606	(198,001)	(83,045)

Interest, net	-	(3,982)	(17,507)	(16,325)	(37,814)
Other income (expense)	-	88	-	(94,844)	(94,756)

Net earnings (loss) before income taxes	$(36,426)	$ 89,882	$ 40,099	$(309,170)	$ (215,615)

Assets:
Receivables	$(18,000)	$330,470	$ 842,005	$ 15,577	$1,170,052
Inventory	$ 68,298	$816,285	$1,650,684	$ -	$2,535,267
Total assets	$ 56,879	$1,633,210	$4,064,862	$3,844,620	$9,599,571

Depreciation	$88	$17,898	$ 32,342	$5,936	$56,264

Additions PP&E	$ -	$(2,759)	$29,073	$ -	$26,314

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

April 30, 2002

(Unaudited)

NOTE E - INDUSTRY SEGMENT DATA (Continued):
	Nine Months Ended April 30, 2002
					General
	Water	Gas	Electric	Corporate	Consolidated

Sales	$ -	$2,008,078	$4,908,752	$ -	$ 6,916,830
Cost of goods sold	80,202	1,207,935	3,783,445	-	5,071,582
Selling, gen. & adm.	21,289	859,019	910,064	674,747	2,465,119

Operating profit (loss)	(101,491)	(58,876)	215,243	(674,747)	(619,871)

Interest, net	-	(24,665)	(60,175)	(41,949)	(126,789)
Other income (expense)	-	102	-	38,133	38,235

Net earnings (loss) before income taxes	$(101,491)	$ (83,439)	$ 155,068	$(678,563)	$ (708,425)

Depreciation	$176	$54,084	$92,331	$16,522	$163,113

Additions PP&E	$1,755	$ 4,316	$116,109	$11,500	$133,680

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

Results of Operations

     Summary.  The Company reported net losses of $(718,922) and $(215,595) for the nine and three months ended April 30, 2002, respectively. This compared to $(1,045,124) and $(770,894) for the nine and three months ended April 30, 2001, respectively. Operating income (decreased) increased by $(251,045) and $97,843 for the nine and three month periods, while revenues decreased, operating profits improved in the gas and electric segments. The gas segment reported decreases in revenue of $(500,350) and $(188,736) with operating profits (declining) increasing by $(173,786) and $96,161 for the nine and three month periods, respectively. The electric segment reported decreased revenues of $(650,916) and $(11,875), however, operating profits (decreased) increased only slightly by $(21,092) and $20,577 for the nine and three months ended April 30, 2002. Gross margins decreased from 27.01% to 26.68% for the nine months ended April 30, 2002. Also, selling, general and administrative expenses as a relationship to revenues at the segment level increased from 23.23% to 25.88% of these lower revenues. Other income was affected by less interest income and offset by gains from common equity investments carried at fair market value

     Increases (decreases) for the three and nine months periods ended April 30, 2002, as compared with the similar period of 2001, for key operating data were as follows:

	Three Months Ended		Nine Months Ended
	April 30, 2002		April 30, 2002

	Increase	Percent	Increase	Percent
	(Decrease)	Change	(Decrease)	Change

Operating Revenues	$(200,611)	(7.89)	$(1,177,766)	(14.55)
Operating Income	97,843	571.75	(251,045)	(82.06)
Net earnings (loss) before tax	552,700	71.94	296,934	29.54
Net Earnings Per Share	.09	75.00	.05	29.41

     The following table represents the changes [increase/(decrease)] in operating revenues, operating income and net earnings before income taxes by the respective industry segments when compared to the previous period:
	Three Months Ended		Nine Months Ended
	April 30, 2002		April 30, 2002

	Increase		Increase
	(Decrease)	Percent	(Decrease)	Percent
Operating Revenues:

Water	$ -	-	$ (26,500)	(2.25)
Gas	(188,736)	(94.08)	(500,350)	(42.48)
Electric	(11,875)	(5.92)	(650,916)	(55.27)

	$(200,611)	100.00	$(1,177,766)	100.00
Operating Income (Loss):

Water	$ (18,895)	(19.31)	$ (56,167)	(22.37)
Gas	96,161	98.28	(173,786)	(69.23)
Electric	20,577	21.03	(21,092)	(8.40)
	97,843	100.00	(251,045)	100.00

General Corporate	75,396		63,373
Other Income (Expense)	379,461		484,606

Net earnings (loss) before tax	$ 552,700		$(296,934)

     Water revenues amounted to $26,500 for the nine months ended April 30, 2001. No revenues were recorded during the fist nine months of Fiscal 2002. Expenses were $101,491 and $36,426 for the nine and three months ended April 30, 2002, respectively. Expenses were $45,324 and $17,531 for the nine and three months ended April 30, 2001, respectively. The Company continues to test and improve its products while it searches for a partner to commercially develop this product line. There is no forecast of when meaningful revenues might occur. This segment did receive $18,000 in customer deposits for future sales.

    Gas revenues decreased by $(500,350) and $(188,736) for the nine and three months ended April 30, 2002. Operating income (decreased) increased by $(178,786) and $96,161 for the nine and three months ended April 30, 2002, resulting in operating (losses) profits of $(58,876) and $93,776, respectively. Selling, general and administrative expenses increased to 42.78% of revenues when compared to 36.51% for the prior nine month period the effect of reduced revenues in-spite of a reduction in expenses. This segment has been adversely affected by the events of September 11, Enron, the overall economy and consolidation in the gas industry. Business is expected to continue to improve during the fourth quarter.

     Electric revenues decreased for the nine and three months ended April 30, 2002 by $(650,916) and $(11,875). Operating profits (decreased) increased by $(21,092) and $20,577 for the nine and three months ended April 30, 2002, respectively. Revenues and related operating profits were primarily down due to a slowing Canadian economy. The electric segment consists of only the Canadian meter socket and pole line hardware product lines selling almost entirely in the Canadian markets. This segment remains profitable in spite of the declines in revenues.

     With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Corporate overhead expense remains relatively consistent with prior period amounts. Operating profits generated by the Company's business segments have been unable to provide sufficient amounts to cover selling, general and administrative expenses. The Company continues to invest in its Water segment which to date has not provided significant revenues. The Company believes that there continues to be a worldwide need for safe reliable potable water and that the market can be exploited with its products. Further, the Company has had to expend approximately $200,000 in vigorously defending its ownership of its general corporate offices in litigation with the SBA, which currently remains unresolved at June 10, 2002. (Also see Part II, Item 1. Legal Proceedings)

Liquidity and Capital Resources

     Liquidity.  Current assets of the Company totaled $4,822,567 at April 30, 2002, down from current assets of $5,533,564 at July 31, 2001, or a decrease of $(710,997). Current liabilities decreased by $(27,702), resulting in a decrease in working capital (current assets less current liabilities) to $2,353,336 at April 30, 2002, from $3,036,631 at July 31, 2001. The Company believes that it has and can generate sufficient cash to meet its working capital requirements.

     Hydel has a working capital line-of-credit with a Canadian bank in the amount of approximately $1,500,000. The Canadian credit facility is secured by receivables, inventories and equipment of Hydel.

     In February 2002, the Company paid off the CIT credit facility with funds provided by a bank loan secured with collateral provided by an affiliate. The Company has provided collateral to other affiliates to secure their borrowings and as of April 30, 2002 certificates of deposit of $828,907 secure such borrowings.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

     Unites States of America, Plaintiff Vs Commercial Technology, Inc., et.al., Defendant in the United States District Court, Northern District of Texas. Case number 3-99-CV-2668-X. Plaintiff brought an action to collect on a defective judgment to force the sale of an office building, which was acquired from the defendant by ELGT in 1987. The court has ruled that the transaction the Government relied upon to enforce the judgment was not a debt and was therefore not entitled to relief under the Act; and that they are not entitled to a judicial sale of the property. The Government's only further action was under the Texas Fraudulent Conveyance. A jury trial was held between March 26 and April 6, 2001. The court granted a motion as to the Company and dismissed all claims. However, a unanimous verdict was returned in favor of the Plaintiff on April 6, 2001 finding that Commercial Technology, Inc. ("Comtec") transferred a piece of real property to the Company in violation of the Texas Uniform Fraudulent Transfer Act ("Act"). Commercial Technology, Inc. and the Company filed on April 27, 2001 a renewed motion for judgment as a matter of law, or, alternatively, for a new trial. Such motion will show that the real property is not an asset under the Act, the Company's Hypothecation Agreement operates as a deed and therefore the Company acquired equitable title and/or is entitled to subrogation. The Company's appeal was pending Comtec's filing of a Chapter 11 bankruptcy proceeding on July 3, 2001. Such proceeding has been dismissed. The Company's appeal is presently in progress. In order to go forward with the appeal, the court required the Company to obtain a performance bond in the amount of approximately $500,000. CIT Group Credit Finance, Inc. ("CIT") held what bankruptcy counsel believes is a secured lien on the building as a result of their loans to the Company. An affiliate of the Company acquired CIT's secured lien on the building. The Company will vigorously defend its position.

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

ITEM 2.  CHANGES IN SECURITIES

During the quarter ended April 30, 2002, the Company issued 188,000 shares of common stock in settlement of payables. The shares issued were in reliance upon Section 4(2) of the Securities Act of 1933.

ITEM 5. OTHER INFORMATION

Effective May 1, 2002, Edmund W. Bailey resigned as Vice President, Chief Financial Officer and Director to pursue personal interests. Fred M. Updegraff, Vice President, Treasurer and Director assumed the accounting and reporting responsibilities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)     NONE

     (b)     Reports on Form 8-K.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRIC & GAS TECHNOLOGY, INC.

/s/ Fred M.Updegraff

Fred M. Updegraff

Vice President and

Treasurer

Dated: June 10, 2002