Form 10-K
period 2002-07-31
ELECTRIC & GAS TECHNOLOGY INC
filed 2002-11-13
CIK 785819

UNITED STATES

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

( X )              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (   )

At October 28, 2002, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $1,950,000. At such date there were 6,348,934 shares of the registrant's Common stock outstanding.

PART I

Item 1.  Business

General

     Electric & Gas Technology, Inc.("the Company" or "ELGT") was organized under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. In April, 1985, the Company (i) acquired from Commercial Technology, Inc. ("COMTEC"), an affiliated company, all of the stock of Reynolds Equipment Company ("Reynolds") for stock of the Company and (ii) acquired from a subsidiary of COMTEC all of the stock of Retech, Inc. ("Retech") [formerly Test Switch Technology, Inc.("Test Switch"), formerly Superior Technology, Inc. ("Superior")] for stock of the Company. In 1988, the Company acquired 85% (and subsequently 100%) of the stock of Data Automation Company, Inc. ("DAC") from Video Science Technology, Inc., formerly an affiliate of COMTEC and of the Company; DAC owned 100% of Domac Plastics, Inc. ("Domac") and Logic Design Metals, Inc. ("Logic"). Domac and Logic were subsequently sold. During 1992 Logic merged into DAC, its parent, and DAC changed its name to Logic Design Metals, Inc. and is referred to herein as "Logic". Fridcorp Plastics, Inc. ("Fridcorp") was acquired by the Company in January, 1992, in exchange for 162,000 shares of Company Common Stock. Fridcorp was subsequently sold December 1997. Hydel Enterprises, Inc. ("Hydel") [formerly Stelpro Limited ("Stelpro")] was acquired by the Company in April, 1992, in exchange for 166,474 shares of Company Common Stock and $1,100,000 (Cdn. funds)(April 30, 1992, exchange rate: .8370). On August 1, 1992, Hydel acquired all of the outstanding capital stock of Hydel Engineering Limited ("Hydel Engineering") for cash and notes payable of approximately $719,000 ($850,000 Cdn.). Hydel Engineering was merged into Hydel effective August 1, 1995. The number of shares of Company Common Stock issued in the acquisitions of Fridcorp and Hydel was, in each case, determined through arms-length negotiations. Superior Magnetics, Inc. ("SMI") was formed by the Company to acquire the operating assets of the business operations of Denison Magnetics of Texas Instruments Incorporated on November 30, 1992 for cash and deferred payments of approximately $2,900,000. The Company incorporated Atmospheric Water Technology, Inc. (Formerly Atmospheric and Magnetics Technology, Inc.) ("AWT") on June 10, 1996 under the laws of the State of Texas. AWT, which remained dormant during most of Fiscal 1997, was formed to undertake the Company's venture into the water industry.

     The Company presently is the owner of 100% of Reynolds and Hydel and owns 91.5% of AWT and, through such subsidiaries, operates in three distinct business segments: (1) production of atmospheric water, filtration and enhanced water products (AWT); (2) the manufacture and sale of natural gas measurement, metering and odorization equipment (Reynolds); and (3) the manufacture and sale of electric meter enclosures and pole-line hardware for the electric utility industry and the general public (Hydel). Effective October 1, 1997, the Company made a decision to sell its defense electronics business segment and the business has been treated as a discontinued operation. Effective July 31, 1997, the Company sold and discontinued the operations of its metal fabrication segment which previously was engaged in the manufacture and sale of precision metal enclosures for telecommunication and computer equipment (Logic). The Company sold its Canadian heating division and its U.S. meter socket and Test Switch divisions during fiscal 1996 and 1995. These operations were part of the electric segment. The Company's Headquarters is located at 13636 Neutron Road, Dallas, Texas 75244-4410. Its telephone number is (972) 934-8797 and its facsimile number is (972) 991-3265.

Financial Information by Segment

     The following table depicts revenues, operating income (loss) from continuing operations and identifiable assets of the Company by segment, for the fiscal years ended July 31,:
	Year Ended	Year Ended	Year Ended
	July 31, 2002	July 31, 2001	July 31,2000
Revenue

Water	$ 18,685	$ 152,441	$ 4,241
Gas	2,708,689	3,449,128	2,510,286
Electric	6,965,802	7,659,606	8,761,677

Operating Income
(Loss):
Water	$ (213,455)	$ (70,300)	$ (73,128)
Gas	70,609	121,214	(112,366)
Electric	238,762	266,350	225,339

Identifiable Assets:

Water	$ 6,493	$ 68,714	$ 300,079
Gas	1,381,379	1,861,253	1,732,599
Electric	4,108,148	4,235,692	4,229,757
Corporate	2,423,179	4,364,535	6,578,681

Geographic information

     Financial data by geographic area for the fiscal year ended July 31, 2002 are as follows:
		Operating	Identifiable
	Sales	(loss)Income	Assets

United States	$2,727,374	$(142,846)	$4,258,160
Canada	6,965,802	238,762	3,661,039

Total	$9,693,176	$ 95,916	$7,919,199

Water (AWT)

      History

     Atmospheric Water Technology, Inc. (Formerly Atmospheric & Magnetics Technology, Inc.) (AWT) was incorporated June 10, 1997 under the laws of the State of Texas. AWT was created by the Company to exploit the opportunities in the Water Industry.

     Products

     AWT owns patented technology that extracts water from the atmosphere, turning it into clean drinking water, known as the "Watermaker," "Wet Air" and "Infinite Fountain of Water."

     Industry, Customers and Competition

     Industry. AWT operates in an industry that supplies potable drinking water equipment to all segments of government, military, commercial, industrial and consumer markets. This equipment is used to extract water from the atmosphere, filter water, purify water, store water and both chill or heat water. AWT estimates that the industry develops sales of several billion dollars. This industry estimate is expected to grow significantly every year as potable drinking water continues to become more scarce worldwide.

     Customers. AWT's potential customers will include government (embassies, emergency operations, municipalities, etc.), military sales (command posts, field support, naval vessels, etc.), commercial sales (Hotels, Professionals, Schools, Clinics, etc.), industrial sales (Mining, Offshore Oil Drilling, Manufacturing, etc.) and consumer's sales (Health Food Stores, Health Clubs, General Food Channels, etc.) domestically and internationally.

     Competition. AWT's atmospheric technology competes with similar products and the indirect filtration and bottled water alternative potable drinking water sources are well developed worldwide.

     Marketing

     The current emphasis is on identification of channels of distribution for the "Watermaker" product. This includes identifying representatives, distributors and distributed manufacturing to support a worldwide marketing strategy. AWT is also addressing funding sources for the purchase of "Watermaker" products for humanitarian purposes.

     Employees

     As of July 31, 2002 this segment had no employees and has been conducting its preliminary work through the use of consultants. Administrative services have been provided by the Company.

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

     Industry, Customers and Competition

     Industry. Reynolds operates in the industry which supplies equipment to the natural gas industry. This equipment is used to measure, control and monitor the flow of natural gas in pipelines. Reynolds estimates that its industry develops annual sales of approximately $100,000,000. Odorization of natural gas is important and Reynolds is a recognized provider to the industry with its expertise and service.

     Customers. Reynolds sells to natural gas utilities, pipeline and production companies domestically and worldwide. Products are marketed through commissioned manufacturers representatives, in-house sales, resale distributors and contract engineering firms.

     Competition. Reynolds operates in a competitive industry that is not dominated by one or a few large companies. It is a major factor in the sale of chart drives. Its principal competitors are Mercury Instruments, Inc., Equimeter Incorporated, YZ Industries and others.

     Employees

     Reynolds employs approximately 21 persons, including 1 company officer and 2 administrative clerical personnel. None of the employees is represented by a labor union or other labor association, and relations with its employees are considered excellent. Reynolds has never experienced nor anticipates a strike or other work stoppage.

Electric (Hydel)

     History

     Hydel. Hydel (formerly Stelpro) was incorporated in 1977 under the laws of the Province of Ontario, Canada, and has operated as a manufacturer of electrical equipment for use in the electric utility industry since its inception. In 1982, Hydel purchased a baseboard heater manufacturing business from Westinghouse. Stelpro changed its name to Hydel in January 1995 upon the sale of its heating manufacturing business. Hydel Engineering, which was merged into Hydel effective August 1, 1995, was incorporated in November 1969 under the Laws of the Province of Ontario, Canada, and as in the case of Hydel operated as a manufacturer of electric equipment for use in the electric utility industry since its inception. Hydel operates primarily within Canadian markets. Hydel maintains its executive office at 49 Howden Road, Scarborough, Ontario M1R 3C9 and a manufacturing facility at 566 Ridge Road, Welland, Ontario L3B 5R4.

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

     Employees

     Hydel. Hydel currently employs 57 persons, including 15 in administrative and sales positions. None of the employees is represented by a labor union or other labor organization. Hydel enjoys good relations with its employees and has never experienced a strike or work stoppage. The jobs encompassed in Hydel's manufacturing operations do not require highly skilled workers, except in a few positions.

ITEM 2. Properties

     The Company maintains executive offices at 13636 Neutron Road, Dallas, Texas 75244-4410 in a 7,800 sq. ft. one story building and is fully adequate to serve its needs.

     Hydel leases one industrial building in metropolitan Toronto, Ontario. The Scarborough facility is leased until March 2007 and contains approximately 67,000 square feet, including approximately 7,000 square feet of office space. In addition, Hydel owns a 22,000 square foot manufacturing and office space on approximately 7 acres of land located in Welland, Ontario. Such facility provides 20,000 square feet of manufacturing and 2,000 square feet of office space.

     Reynolds carries on its manufacturing and sales activities in a building owned by it situated on 40,000 square feet of land in Garland, Texas. The plant is a one story, concrete building containing approximately 15,500 square feet of floor space, which includes approximately 2,000 feet of office space.

Item 3. Legal Proceedings.

     Unites States of America, Plaintiff Vs Commercial Technology, Inc., et.al., Defendant in the United States District Court, Northern District of Texas. Case number 3-99-CV-2668-X. Plaintiff brought an action to collect on a defective judgment to force the sale of an office building, which was acquired from the defendant by ELGT in 1987. The court has ruled that the transaction the Government relied upon to enforce the judgment was not a debt and was therefore not entitled to relief under the Act; and that they are not entitled to a judicial sale of the property. The Government's only further action was under the Texas Fraudulent Conveyance. A jury trial was held between March 26 and April 6, 2001. The court granted a motion as to the Company and dismissed all claims. However, a unanimous verdict was returned in favor of the Plaintiff on April 6, 2001 finding that Commercial Technology, Inc. ("Comtec") transferred a piece of real property to the Company in violation of the Texas Uniform Fraudulent Transfer Act ("Act"). Commercial Technology, Inc. and the Company filed on April 27, 2001 a renewed motion for judgment as a matter of law, or, alternatively, for a new trial. Such motion will show that the real property is not an asset under the Act, the Company's Hypothecation Agreement operates as a deed and therefore the Company acquired equitable title and/or is entitled to subrogation. The Company's appeal was pending Comtec's filing of a Chapter 11 bankruptcy proceeding on July 3, 2001. Such proceeding has been dismissed. The Company's appeal to the United States Court of Appeals for the Fifth Circuit is presently in progress. In order to go forward with the appeal, the court required the Company to obtain a performance bond in the amount of approximately $500,000. CIT Group Credit Finance, Inc. ("CIT") held what bankruptcy counsel believes is a secured lien on the building as a result of their loans to the Company. An affiliate of the Company acquired CIT's secured lien on the building. The Company will vigorously defend its position. The Company believes the ultimate outcome of the above matter will not have a material effect on the Company's financial position.

     Electric & Gas Technology, Inc., Retech, Inc. and Hydel Enterprises, Inc. (Plaintiff) Vs Nathan Mazurek, American Circuit Breaker Corp. and Provident Group, Inc. (Defendants)- Civil Action N. 3:01-CV-2756-G. Plaintiff filed suit in the 160th District Court in Dallas, County. The Case has been removed to United States District Court for the Northern District of Texas, Dallas Division. Plaintiff alleges the non-payment of a note to Retech, Inc. of approximately $1,150,000, unpaid accounts receivable to Hydel Enterprises, Inc. of approximately $975,000 (Canadian Dollars), plus added sums in penalties, damages and attorneys fees. The court dismissed Nathan Mazurek on jurisdictional grounds and granted Plaintiff's motion to stay pending litigation in Delaware involving the related parties over the same issues.

Item 4. Submission of Matters to a Vote of Security Holders.

     (a) Annual meeting of stockholders, January 18, 2002.

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

     (b) Stock Prices and Dividend Information

     The following table sets forth the range of "Bid" and "Ask" prices, by quarters, since October 31, 1999 (Retroactively restated for a 3 for 4 reverse stock split effective June 13, 2001), as compiled by NASDAQ and representing prices between dealers which does not include retail markups or commissions, thus, such prices may not represent actual transactions.
Fiscal year ended July 31, 2002:	High	Low

First Quarter	.850	.180
Second Quarter	.330	.180
Third Quarter	.350	.190
Fourth Quarter	.260	.150

Fiscal year ended July 31, 2001:	High	Low

First Quarter	.938	.938
Second Quarter	1.156	.875
Third Quarter	1.140	1.030
Fourth Quarter	.715	.715

Fiscal year ended July 31, 2000:	High	Low

First Quarter	.969	.875
Second Quarter	1.031	.781
Third Quarter	1.031	.969
Fourth Quarter (1)	.938	.781

     The Company has paid no dividend on the Common Stock and payment of dividends in the foreseeable future is not anticipated.

     As of July 31, 2002 there were 434 holders of record of the Common Stock of the Company, exclusive of beneficial ownership through brokerage firm nominee name.

Item 6. Selected Financial Data.

STATEMENT OF OPERATIONS DATA:
(In dollars, except shares outstanding)
	Fiscal Years Ended July 31,

	2002	2001	2000	1999	1998

Revenues	$9,693,176	$11,261,175	$11,276,204	$11,316,334	$10,943,574

Gross Profit	2,443,310	2,832,574	2,458,026	1,935,750	2,887,106

Selling, G&A Expense	3,415,551	3,594,440	3,344,336	3,826,446	4,824,406

Other Income (Expense)	(1,518,073)	(1,274,280)	894,624	(2,968,994)	2,461,356
Earnings (Loss) from
Continuing Operations	(2,498,699)	(2,124,676)	166,262	(4,803,436)	363,701

Net Earnings (Loss)	(2,498,699)	(2,124,676)	166,262	(6,353,436)	429,185
Net Earnings (Loss)
per Share*	(0.40)	(0.34)	0.03	(1.04)	0.07
Weighted Average
Number of Shares
Outstanding*	6,223,767	6,215,184	6,285,689	6,111,324	5,932,468

* Retroactively restated for a 3 for 4 reverse stock split effective June 13, 2001.

BALANCE SHEET DATA:
	As of July 31,

	2002	2001	2000	1999	1998

Total Assets	$7,919,199	$10,530,194	$12,841,116	$13,472,290	$21,205,528

Long-Term Obligations	2,036,022	1,576,245	833,500	1,210,254	1,627,650

Shareholders' Equity	3,434,086	6,457,016	9,189,685	8,771,594	16,137,380

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

Results of Operations

     The discussion below relates to the Company's operations during the fiscal years ended July 31, 2002, 2001 and 2000.

     Summary. The Company reported net (loss) earnings of $(2,498,699), $(2,124,676) and $166,262 for fiscal years 2002, 2001 and 2000, respectively. During fiscal 2002 and 2001, the net losses were primarily the result of losses in evaluating the decline in value of investments of $(1,370,700) and $(1,191,425), respectively; and research and development costs in the Water segment of approximately, $(213,000) during fiscal 2002.

	For the Years Ended July 31,
	2002		2001

	Increase	Percent	Increase	Percent
	(Decrease)	Change	(Decrease)	Change

Operating Revenues	$(1,567,999)	(13.92)	$(15,029)	(.13)
Operating Income (Loss)	(221,348)	(69.77)	277,419	696.25
Earnings (Loss)
before income taxes	(454,168)	(22.30)	(2,044,460)	(24,649.63)

Net Earnings Per Share	(.06)	(17.65)	(0.37)	(1,233.33)

     The following table represents the changes [increase/(decrease)] in operating revenues, operating income and earnings from continuing operations before income taxes by the respective industry segments when compared to the previous period:
	For the Years Ended July 31,
	2002		2001
	Increase		Increase
	(Decrease)	Percent	(Decrease)	Percent
Operating Revenues:

Water	$ (133,756)	(8.53)	$ 148,200	986.09
Gas	(740,439)	(47.22)	938,842	6,246.87
Electric	(693,804)	(44.25)	(1,102,071)	(7,332.96)

	$(1,567,999)	100.00	$ (15,029)	100.00
Operating Income (Loss):

Water	$ (143,155)	(64.67)	$ 2,828	1.02
Gas	(50,605)	(22.86)	233,580	84.20
Electric	(27,588)	(12.47)	41,011	14.78

	(221,348)	100.00	277,419	100.00

General Corporate	10,973		(152,975)
Other Income (Expense)	(243,793)		(2,168,904)

Earnings from Continuing
Operations Before Income Taxes	$(454,168)		$(2,044,460)

     Water revenues amounted to $18,865, $152,441 and $4,241 in 2002, 2001 and 2000, respectively which were essentially sales of a few demonstrators of this segment's "Watermaker" product. Expenses were $232,140, $222,741 and $77,369 in 2002, 2001 and 2000, respectively, included development of a business plan, testing and development of a new watermaker model and marketing expenses. AWT has recently signed an exclusive sales, marketing and manufacturing agreement with a major Government and Defense contractor for the government sector market. The effect of such agreement is expected to positively impact the second half of fiscal 2003.

     Gas revenues increased (decreased) by $(740,439), $938,842 and $(407,041) or (21.47)%, 37.40% and (13.95%) in fiscal 2002, 2001 and 2000, respectively. Operating income (loss) was $70,609, $121,214 and $(112,366) for fiscal 2002, 2001 and 2000, respectively. Sales and operating profits declined during fiscal 2002 after increasing substantially in fiscal 2001. Fiscal 2002 was affected by the decline in the U. S. economy and the effects of September 11. Declining sales from competitive pricing during fiscal 2000 resulted in lower margins to cover administrative and engineering costs.

     Electric revenues (decreased) increased by $(693,804), $(1,102,071) and $364,670 for the fiscal years 2002, 2001 and 2000, respectively. Revenues increased slightly by $364,670 during 2000. These declines are attributed to prior years demand for Y2K contingency purchases and a large winter storm that affected Canada in 1999 unusually increasing prior years sales as a benchmark reversing these increases and more currently the general decline in the Canadian economy. However, in spite of the changes in sales, operating income only (decreased) increased by $(27,588), $41,011 and $(10,794) for fiscal 2002, 2001 and 2000, respectively. The continued improvement in operating income was provided by improved operating margins and reduced cost associated with the U.S. former employees of Retech's pension plan costs that amounted to approximately $130,000 during fiscal 2000.

     Gross profit margins were 21.52%, 20.00% and 17.50% for fiscal 2002, 2001 and 2000, with selling, general and administrative expenses as a percentage of sales for the same period of 18.09%, 16.52% and 14.93%, respectively. Improved margins during fiscal 2001 were partially offset by higher selling, general and administrative cost as a percentage of lower sales dollars from which the percentage is calculated.

     Expense relationships to the various changes in revenues effecting cost of sales and selling, general and administrative expenses are as follows. Cost of sales as a percentage of revenues amounted to 74.79%, 74.85% and 78.20% for the years ended July 31, 2002, 2001 and 2000, respectively. Selling, general and administrative expenses as a percentage of revenues were 24.22%, 22.34% and 21.44% for the years ended July 31, 2002, 2001 and 2000, respectively. Selling, general and administrative expenses increased as a percentage of sales due to reduced sales in the electric segment and increases in corporate overhead.

Liquidity and Capital Resources

     Liquidity. Cash flow used by operating activities amounted to $(297,888), $(138,793) and $(931,676) for fiscal years 2002, 2001 and 2000, respectively. Operating cash flow has been supplemented by cash made available from the proceeds on the sale of the various segments and operating divisions.

     Current assets of the Company totaled $3,875,100 at July 31, 2002, down from current assets of $4,707,005 at July 31, 2001. Current liabilities decreased from fiscal 2001 to fiscal 2002 by $(47,842), resulting in a decrease in working capital (current assets less current liabilities) to $1,426,009 at July 31, 2002, from $2,210,072, a decrease of (35.5%). This decrease was the result of utilization of cash and short-term investments in operations. The Company believes it has sufficient cash to meet its working capital requirements and debt obligations.

     Capital Resources. Hydel has a working capital line-of-credit with a Canadian bank in the amount of $1,400,000. The Canadian credit facility is secured by receivables and inventories of Hydel.

Capital Expenditures

     The Company purchased equipment consisting of normal asset acquisitions and replacements totaling $184,970, $576,807 and $120,185 during fiscal 2002, 2001 and 2000, respectively. A Finn-Power turret press for its electrical segment for approximately $450,000 was purchased in fiscal 2001. The Company does not anticipate any other significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries. The Company may, from time to time, purchase such machinery and equipment provided such assets serve as additional collateral for outstanding loans to the Company (and its subsidiaries).

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

Item 8.   Financial Statements and Supplementary Data.

     Information required by this item appears in the Consolidated Financial Statements and Report of Independent Certified Public Accountants of Electric & Gas Technology, Inc. and Subsidiaries for July 31, 2002, 2001, and 2000 as listed under Item 14.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no disagreements on accounting and financial disclosure.

PART III

Item 10. Directors and Executive Officers of Registrant

     (a) During fiscal year ended July 31, 2002, the following persons served as directors of Registrant:

			Shares
		Director	Beneficially	(%) of
Name and Age	Position	Since	Owned	Outstanding

S. Mort Zimmerman (75)	Chairman of the Board,	1985	863,825	13.35%
	President and Director

Daniel A. Zimmerman (41)	Sr. Vice President	1989	274,286	4.24%
	and Director

Fred M. Updegraff (68)	Vice President,	1987	69,683	1.08%
	Treasurer and Director

James J. Ling (79)	Director	1997	-	-

Dallas Talley (69)	Director	2001	-	-

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

     Edmund W. Bailey, CPA: Mr. Bailey served as Vice President and Chief Financial Officer of the Company from March 1992 to April 30, 2002. He was elected a member of the Board of Directors May 1994. From January 1989 to March 1992, Mr. Bailey was a shareholder in the public accounting firm of Jackson & Rhodes P.C., Dallas, Texas. From August 1987 to December 1988, Mr. Bailey served as Vice President and Chief Financial Officer of Southern Foods Group, Inc., an independent milk producer. From May 1986 to July 1987, he was with the public accounting firm of Pannell Kerr Foster, Dallas, Texas. Prior experience included 16 years in public accounting with Fox & Company and Arthur Young & Company (now Ernst & Young). Mr. Bailey earned B.S. degrees in Business from Monmouth College, West Long Branch, New Jersey, and an M.B.A. degree from Southern Methodist University, Dallas, Texas. He resigned from the Company and the Board effective April 30, 2002 to pursue other interests.

Item 11. Executive Compensation

Summary Compensation Table
					Long Term Compensation
		Annual Compensation			Awards		Payouts
				Other	Restricted	Number of Shares	Long Term
Name and Principal				Annual	Stock	Covered By	Incentive Plan	All Other
Position	Year	Salary	Bonus	Compensation	Awards	Option Grant	Payout	Compensation
S. Mort Zimmerman	2002	$193,760 (a)	$ -	$ -	-	-	-	$5,100 (b)
Daniel A Zimmerman	2002	$132,593	$ -	$ -	-	-	-	$9,112 (c)

S. Mort Zimmerman	2001	$237,400 (a)	$ -	$ -	-	3,155	-	$5,100 (b)
Daniel A Zimmerman	2001	$146,134	$ -	$ -	-	18,750	-	$15,138 (c)
Edmund W. Bailey	2001	$120,000	$ -	$ -	-	22,500	-	$1,200 (d)

S. Mort Zimmerman	2000	$252,000 (a)	$ -	$ -	-	3,155	-	-
Daniel A. Zimmerman	2000	$128,154	$ -	$ -	-	18,750	-	$11,116 (c)
Edmund W. Bailey	2000	$120,000	$ -	$ -	-	22,500	-	$1,200 (d)

S. Mort Zimmerman-President and Chairman of the Board.

Daniel A. Zimmerman-Senior Vice President.

Edmund W. Bailey-Vice President and Chief Financial Officer.

(a) A portion of the payments were made to an affiliate of S. Mort Zimmerman and includes accrued and unpaid compensation of $75,000 for fiscal year 2002, 2001 and 2000, respectively.

(b) Expense allowances.

(c) Company match of 401 (K) employee contributions and expense allowances.

(d) Company match of 401 (K) employee contributions.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a)   The following tables sets forth the number of shares of Common Stock of holders of the Company known to the Company to be the beneficial owner of more than five (5%) per cent of its Common Stock at July 31, 2002.
Name and Address	Amount and Nature of	Percent of
	Beneficial Owner	Class

S. Mort Zimmerman	863,825 (1)	13.35%
13636 Neutron Road
Dallas, Texas 75244-4410

     (b) The following table sets forth the number of shares of Common Stock of Registrant owned by all directors and officers as a group as of July 31, 2002:
	Amount and Nature of	Percent of
Name of Beneficial Owner	Beneficial Ownership	Class

S. Mort Zimmerman	863,825 (1)	13.35%
Chairman of the Board and President

Daniel A. Zimmerman	274,286 (2)	4.24%
Sr. Vice President and Director

Fred M. Updegraff	69,683	1.08%
Vice President Treasurer and Director

All Officers and Directors, as a Group	1,225,357	18.93%

  Includes (i) 71,351 shares of the 713,507 shares owned beneficially and of record by Trans-Exchange Corporation, in which Mr. S. Mort Zimmerman has a 10% beneficial interest; and (ii) 23,572 shares owned by Glauber Management Company, a firm 42% owned by Mr. S. Mort Zimmerman and in which he effectively controls the voting of the company's stock owned by such firm. Mr. S. Mort Zimmerman disclaims any beneficial interest in the shares owned by his wife's estate and their adult children.

  S. Mort Zimmerman and Daniel A. Zimmerman are father and son.

Item 13. Certain Relationships and Related Transactions

THE FOLLOWING IS A SUMMARY OF ADVANCES TO AFFILIATED COMPANIES AT JULY 31, 2002:
	2002	2001

Interfederal Capital, Inc.	$213,775	$298,305
Others	113,703	108,214

	$327,478	$406,519

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents filed as part of this Report

1.	Financial Statements

Consolidated Financial Statements of Electric & Gas
Technology, Inc. and Subsidiaries:

(i) Reports of Independent Certified Public Accountants

(ii) Consolidated Balance Sheets at July 31, 2002
and July 31, 2001.

(iii) Consolidated Statements of Operations for the
three years ended July 31, 2002.

(iv) Consolidated Statements of Changes in Stockholders'
Equity for the three years ended July 31, 2002

(v) Consolidated Statements of Cash Flows for the
three years ended July 31, 2002.

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

Current report-Form 8-K filed June 10, 2002: Item 4. Change in Registrant's Certifying Accountant.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC & GAS TECHNOLOGY, INC.

By:  /s/ Fred M. Updegraff

Fred M. Updegraff, Vice President

and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacity and on the date set-forth following their name:

Signature	Capacity	Date

/s/ S. Mort Zimmerman	Chairman and President	November 12, 2002
S. Mort Zimmerman

/s/ Daniel A. Zimmerman	Senior Vice President	November 12, 2002
Daniel A. Zimmerman	and Director

/s/ Fred M. Updegraff	Vice President, Treasurer	November 12, 2002
Fred M. Updegraff	and Director

/s/ James J. Ling	Director	November 12, 2002
James J.Ling

/s/ Dallas Talley	Director	November 12, 2002
Dallas Talley

CERTIFICATIONS

I, S. Mort Zimmerman, certify that:

1. I have reviewed this annual report on Form 10-K of Electric & Gas Technology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

November 12, 2002

/s/ S. Mort Zimmerman

S. Mort Zimmerman

Chairman of the Board & President

I, Fred M. Updegraff, certify that:

1. I have reviewed this annual report on Form 10-K of Electric & Gas Technology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

November 12, 2002

/s/ Fred M. Updegraff

Fred M. Updegraff

Vice President & Treasurer

Principal Financial and Accounting Officer

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Electric & Gas Technology, Inc. ("the Company") on Form 10-K for the fiscal year ending July 31, 2002 as filed with the Securities and Exchange Commission of the date hereof ("the Report"), I, S. Mort Zimmerman, Chairman of the Board and President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 12, 2002

/s/ S. Mort Zimmerman

S. Mort Zimmerman

Chairman of the Board and President

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Electric & Gas Technology, Inc. ("the Company") on Form 10-K for the fiscal year ending July 31, 2002 as filed with the Securities and Exchange Commission of the date hereof ("the Report"), I, Fred M. Updegraff, Vice President and Treasurer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 12, 2002

/s/ Fred M. Updegraff

Fred M. Updegraff

Vice President and Treasurer

ELECTRIC & GAS TECHNOLOGY, INC.

AND SUBSIDIARIES

JULY 31, 2002 AND 2001

Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS	29

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS	30-31

CONSOLIDATED STATEMENTS OF OPERATIONS	32

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY	33-34

CONSOLIDATED STATEMENTS OF CASH FLOWS	35-36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	37-54

Report of Independent Certified Public Accountants

Board of Directors and Stockholders

Electric & Gas Technology, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Whitley Penn

Dallas, Texas

October 28, 2002
ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
July 31,

ASSETS

CURRENT ASSETS	2002	2001

Cash and cash equivalents	$ 54,615	$ 557,999
Investments, market	127,500	129,374
Accounts receivable trade, less allowance for doubtful
receivables of $20,094 in 2002 and $20,321 in 2001	1,377,531	1,568,665
Inventories	2,240,673	2,363,918
Prepaid expenses	74,781	87,049

Total current assets	3,875,100	4,707,005

PROPERTY, PLANT AND EQUIPMENT, net

Property, plant and equipment	3,912,052	3,843,608
Less accumulated depreciation	(2,311,630)	(2,144,789)

Total property, plant and equipment	1,600,422	1,698,819

OTHER ASSETS

Investment in Pioneer Power Corporation	-	1,250,000
Investment in Dresser Engineers and Contractors	190,500	500,000
Investment in Orasee	990,000	1,000,000
Investment in equity securities	-	10,668
Certificates of Deposit, pledged	340,481	326,559
Idle facility	447,110	447,110
Goodwill	-	94,213
Other	475,586	495,820

Total other	2,443,677	4,124,370

TOTAL ASSETS	$7,919,199	$10,530,194

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)
July 31,

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	2002	2001

Notes payable	$ 995,602	$ 1,013,580
Accounts payable	1,121,994	1,095,515
Accrued liabilities	240,408	235,756
Current maturities of long-term obligations	91,087	152,082

Total current liabilities	2,449,091	2,496,933

LONG-TERM OBLIGATIONS
Long-term obligations, less current maturities	934,728	989,823
Other	1, 101,294	586,422

Total long-term obligations	2,036,022	1,576,245

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 5,000,000 shares
Authorized	-	-
Common stock, $.01 par value, 30,000,000 shares
authorized, issued 6,471,934 in 2002 and 6,283,934
in 2001	64,719	62,839
Additional paid-in capital	9,362,601	9,309,870
Retained earnings (Deficit)	(4,169,723)	(1,671,024)
Pension liability adjustment	(1,073,446)	(541,316)
Cumulative translation adjustment	(605,046)	(559,010)

	3,579,105	6,601,359

Treasury stock, at cost 123,000 shares in 2002 and	(145,019)	(144,343)
121,000 shares in 2001

Total stockholders' equity	3,434,086	6,457,016

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,919,199	$10,530,194

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended July 31,

	2002	2001	2000

Sales	$9,693,176	$11,261,175	$11,276,204

Cost of goods sold	7,249,866	8,428,601	8,818,178

Gross profit	2,443,310	2,832,574	2,458,026

Selling, general and administrative expenses	3,415,551	3,594,440	3,344,336

Operating loss	(972,241)	(761,866)	(886,310)

Other income and (expenses)
Interest, net	(146,400)	(105,870)	100,304
Other:
Investment gain (loss)	(1,370,700)	(1,191,425)	794,320
Other	(973)	23,015	-

	(1,518,073)	(1,274,280)	894,624

Earnings (loss) before income taxes	(2,490,314)	(2,036,146)	8,314

Provision (benefit) for income taxes	8,385	88,530	(157,948)

NET EARNINGS (LOSS)	$(2,498,699)	$(2,124,676)	$ 166,262

Earnings (loss) available per common share	$(0.40)	$(0.34)	$0.03

Weighted average common shares outstanding	6,223,767	6,215,184	6,254,844

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended July 31, 2002, 2001 and 2000

	Preferred	Common	Paid-in	Retained
	stock	stock	capital	Earnings

Balance at July 31, 1999	$900,000	$62,576	$9,279,653	$ 496,866
Net income for the year	-	-	-	166,262
Pension liability adjustment	-	-	-	-
Currency translation adjustments	-	-	-	-
Comprehensive income (loss)	-	-	-	-
Purchase of treasury stock	-	-	-	-
Redemption of preferred stock	(900,000)	-	-	(209,476)
Balance at July 31, 2000	-	62,576	9,279,653	453,652
Net loss for the year	-	-	-	(2,124,676)
Pension liability adjustment	-	-	-	-
Currency translation adjustments	-	-	-	-
Comprehensive income (loss)	-	-	-	-
Purchase of treasury stock	-	-	-	-
Stock issued for services	-	263	30,217	-
Balance at July 31, 2001	-	62,839	9,309,870	(1,671,024)
Net loss for the year	-	-	-	(2,498,699)
Pension liability adjustment	-	-	-	-
Currency translation adjustments	-	-	-	-
Comprehensive income (loss)	-	-	-	-
Purchase of treasury stock	-	-	-	-
Issuance of common stock	-	1,880	52,731	-

Balance at July 31, 2002	$ -	$64,719	$9,362,601	$(4,169,723)

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
Years ended July 31, 2002, 2001 and 2000

			Accumulated	Reserve
	Pension		Other	redemption
	liability	Translation	Comprehensive	Preferred	Treasury
	adjustment	adjustment	Income	Stock	Stock	Total

Balance at July 31, 1999	$ (237,825)	$(529,676)	$(767,501)	$(1,200,000)	$ -	$8,771,594
Net income for the year	-	-	-	-	-	166,262
Pension liability adjustment	153,740	-	153,740	-	-	153,740
Currency translation adjustments	-	16,928	16,928	-	-	16,928
Comprehensive income (loss)	-	-	-	-	-	336,930
Purchase of treasury stock	-	-	-	-	(9,363)	(9,363)
Redemption of preferred stock	-	-	-	1,200,000	-	90,524
Balance July 31, 2000	(84,085)	(512,748)	(596,833)	-	(9,363)	9,189,685
Net loss for the year	-	-	-	-	-	(2,124,676)
Pension liability adjustment	(457,231)	-	(457,231)	-	-	(457,231)
Currency translation adjustments	-	(46,262)	(46,262)	-	-	(46,262)
Comprehensive income (loss)	-	-	-	-	-	(2,628,169)
Purchase of treasury stock	-	-	-	-	(134,980)	(134,980)
Stock issued for services	-	-	-	-	-	30,480
Balance July 31, 2001	(541,316)	(559,010)	(1,100,326)	-	(144,343)	6,457,016
Net loss for the year	-	-	-	-	-	(2,498,699)
Pension liability adjustment	(532,130)	-	(532,130)	-	-	(532,130)
Currency translation adjustments	-	(46,036)	(46,036)	-	-	(46,036)
Comprehensive income (loss)	-	-	-	-	-	(3,076,865)
Purchase of treasury stock	-	-	-	-	(676)	(676)
Issuance of common stock	-	-	-	-	-	54,611

Balance at July 31, 2002	$(1,073,446)	$(605,046)	$(1,678,492)	$ -	$ (145,019)	$ 3,434,086

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended July 31,

	2002	2001	2000
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net earnings (loss)	$(2,498,699)	$(2,124,676)	$ 166,262
Adjustments to reconcile net earnings (loss) to
net cash used in operating activities:
Depreciation of property, plant and
equipment	217,043	161,365	197,055
Stock issued for services	-	30,480	-
Amortization of goodwill and patents	94,213	6,684	6,684
Loss (Gain) on sale of assets	37,674	(18,500)	(58,598)
Deferred income	-	-	(70,559)
Gains/Losses on investments	1,370,700	1,191,425	(665,507)
Changes in assets and liabilities:
Accounts receivable	191,134	357,348	(319,376)
Inventories	123,245	89,129	216,233
Prepaid expenses	12,268	8,380	(33,523)
Other assets	123,403	(14,952)	55,272
Accounts payable	26,479	60,867	(314,691)
Accrued liabilities	4,652	66,487	(83,066)
Federal income taxes	-	47,170	(27,862)

Net cash used in operating activities	(297,888)	(138,793)	(931,676)

Cash flows from investing activities:

Purchase of property, plant and equipment	(184,970)	(576,807)	(120,185)
Proceeds from sale of equipment	-	18,500	-
Investments in affiliates	79,041	(106,197)	(242,319)
Investments	300	135,849	414,878
Certificate of deposits	(2,348)	1,137,327	1,299,872

Net cash (used in) provided by investing activities	(107,977)	608,672	1,352,246

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended July 31,

	2002	2001	2000

Cash flows from financing activities:

Issuance of common stock	$ 54,611	$ -	$ -
Proceeds on long-term obligations	86,551	442,007	-
Payments on long-term obligations	(202,641)	(160,275)	(112,227)
Purchase of treasury stock	(676)	(134,980)	(9,363)
Increase (decrease) in notes payable	(17,978)	(482,501)	(235,121)

Net cash used in financing activities	(80,133)	(335,749)	(356,711)

Effect of exchange rate changes on cash	(17,386)	(26,398)	8,068

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(503,384)	107,732	71,927

Cash and cash equivalents - beginning of year	557,999	450,267	378,340

Cash and cash equivalents - end of year	$ 54,615	$ 557,999	$ 450,267

Supplemental disclosures of cash flow information:

Cash paid during the year for:

Interest	$234,963	$521,430	$476,649

Income taxes	$ 47,016	$ 36,056	$ -

1

SUMMARY OF ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Organization:

     Electric & Gas Technology, Inc.("the Company" or "ELGT") was organized under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. In April, 1985, the Company (i) acquired from Commercial Technology, Inc. ("COMTEC"), an affiliated company, all of the stock of Reynolds Equipment Company ("Reynolds") for stock of the Company and (ii) acquired from a subsidiary of COMTEC all of the stock of Retech, Inc. ("Retech") [formerly Test Switch Technology, Inc.("Test Switch"), formerly Superior Technology, Inc. ("Superior")] for stock of the Company. In 1988, the Company acquired 85% (and subsequently 100%) of the stock of Data Automation Company, Inc. ("DAC") from Video Science Technology, Inc., formerly an affiliate of COMTEC and of the Company; DAC owned 100% of Domac Plastics, Inc. ("Domac") and Logic Design Metals, Inc. ("Logic"). Domac and Logic were subsequently sold. During 1992 Logic merged into DAC, its parent, and DAC changed its name to Logic Design Metals, Inc. and is referred to herein as "Logic". Hydel Enterprises, Inc. ("Hydel") [formerly Stelpro Limited ("Stelpro")] was acquired by the Company in April 1992, in exchange for 166,474 shares of Company Common Stock and $1,100,000 (Cdn. funds)(April 30, 1992, exchange rate: .8370). On August 1, 1992, Hydel acquired all of the outstanding capital stock of Hydel Engineering Limited ("Hydel Engineering") for cash and notes payable of approximately $719,000 ($850,000 Cdn.). Hydel Engineering was merged into Hydel effective August 1, 1995. The number of shares of Company Common Stock issued in the acquisition of Hydel was determined through arms-length negotiations. Superior Magnetics, Inc. ("SMI") was formed by the Company to acquire the operating assets of the business operations of Denison Magnetics of Texas Instruments Incorporated on November 30, 1992 for cash and deferred payments of approximately $2,900,000. The Company incorporated Atmospheric Water Technology, Inc. (formerly Atmospheric and Magnetics Technology, Inc.) ("AWT") on June 10, 1996 under the laws of the State of Texas. AWT, which remained dormant during most of Fiscal 1997, was formed to undertake the Company's venture into the water industry.

1

SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

     The Company presently is the owner of 100% of Reynolds and Hydel and owns 91.5% of AWT and, through such subsidiaries, operates in three distinct business segments: (1) production of atmospheric water, filtration and enhanced water products (AWT); (2) the manufacture and sale of natural gas measurement, metering and odorization equipment (Reynolds); and (3) the manufacture and sale of electric meter enclosures and pole-line hardware for the electric utility industry and the general public (Hydel).

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

1

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

Earnings Per Share:

     Earnings per common share are computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The presentation is of basic earnings per share since there exist no dilutive common stock equivalents.

Reclassification and Restatement:

     Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentation. The Company retroactively restated its financial statements to reflect a 3 for 4 reverse stock split effective June 13, 2001.

Use of Estimates:

     The Company uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results may well vary from the estimates that are used.

SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Income Taxes:

     Deferred income taxes result from the temporary differences between the financial statement and income tax basis of assets and liabilities and are figured using the enacted tax rates and laws that will be in effect when the differences are excepted to reverse.

2

INVENTORIES

     Inventories consisted of the following at July 31,:

	2002	2001

Raw materials	$ 942,187	$ 911,479
Work-in-process	385,443	404,049
Finished goods	913,043	1,048,390

	$2,240,673	$2,363,918

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following at July 31,:

	2002	2001

Land	$ 177,630	$ 178,630
Buildings and improvements	1,160,955	1,151,490
Machinery and equipment	2,208,893	2,152,093
Furniture, fixtures & equipment	364,574	361,395
	3,912,052	3,843,608
Less accumulated depreciation	(2,311,630)	(2,144,789)

	$1,600,422	$1,698,819

4

OTHER ASSETS

     In June 1997, litigation was commenced by the Company regarding certain transactions related to a loan from American Circuit Breaker Corporation arising out of its previous sale of the meter socket division of Retech. On December 12, 1997, the litigation was dismissed as result of an agreement between the parties whereby the Company received a 20% interest in Pioneer Power Corporation ("Pioneer"). The Company and the settling parties agreed that the value of the 20% interest was worth $1,250,000. Pioneer owns 100% of Pioneer Transformers

Ltd. ("Pioneer Ltd."), a Canadian company that manufactures and sells transformers and Conte Glacz Industries, Inc., ("CGI") which manufacture electrical control and power distribution equipment. As of December 31, 2001, Pioneer Ltd.'s and CGI's audited financial information reflected total assets of approximately $15,900,000 with corresponding revenues for the year then ended of approximately $35,600,000. As part of the agreement the Company intended to spin-off approximately 80% of its 20% interest in Pioneer to its shareholders. The Company fully reserved its investment in Pioneer during the year ended July 31, 2002.

     The Company has loaned Dresser Engineers and Contractors, Inc. ("Dresser") $1,046,800 as of July 31, 2001. Dresser has defaulted on the repayment of this debt. Accordingly, the Company wrote down its receivable to $500,000 in fiscal 2001. During fiscal 2002 the Company assigned $175,000 of the estimated loan then valued at $500,000 in exchange for common stock in CDT Systems, Inc. Subsequently, the value of the collateral declined by approximately 50% and the Company wrote down its value of the note to $190,500 as of July 31, 2002, the amount it expects to recover from collateral and personal guarantees. A portion of the note to Dresser is guaranteed by Dresser's principal shareholder and is collateralized by approximately 500,000 shares of a public company's common stock that trades around $.50 per share.

     During the year ended July 31, 1999, the Company invested $500,000 in common stock and $500,000 ($490,000 at July 31, 2002) in a convertible debenture in Orasee Corp. (formerly i3-Dx.com, Inc.) ("Orasee"), a privately held company which is in the development stage. Orasee is a high-tech company that utilizes the internet for the development and distribution of its products. Orasee's technology is based on three-dimensional photographic lenticular imaging and is suitable for any application that may benefit from increased visualization, such as medical imaging, advertising and marketing. The Company owns approximately 7.3% of Orasee's Class A common shares (4.5 million shares) and has warrants to purchase another 2.5 million shares. Once Orasee can complete and obtain approval of its SEC filings, the Company intends to distribute a portion of the shares to its shareholders.

OTHER ASSETS (CONTINUED)

     During fiscal 2001, a note in the amount of $417,074 was due from Superior Magnetics, Inc. in monthly installments of $5,110, which included interest at 6.5%, through December 1, 2004 when the then remaining principal and interest was due. The obligor defaulted on this note. Because such note is not collateralized, any recovery is remote. Accordingly, the Company has written-off this note.

     A note in the amount of $447,110 is due from the purchaser of Retech's Paris, Texas dormant manufacturing facility. The note provided for monthly payments of $2,981 interest only for twelve months and then forty-eight successive monthly payments of $4,272, which includes principal and interest. The purchaser of the building, after making a few payments, has deeded back the property. The Company expects to sell a portion of the excess land during the second quarter of fiscal 2003 and will continue to market the remaining facility.

5

NOTES PAYABLE

     Notes payable consisted of the following at July 31,:

	2002	2001

Note payable, CIT (a)	$ -	$ 315,833
Note payables, banks (b)	995,602	697,747

	$995,602	$1,013,580

     (a.) Part of a $3,500,000 Revolving credit and term facility with The CIT Group Credit/Finance, Inc. (CIT) due November 2001. Interest due monthly at 2.75% above prime. The revolving credit borrowing base is based on eligible accounts receivable and inventory, as defined (See note 6).

     (b.) Note payables, banks, consists of a line of credit with a maximum loan amount of $1,400,000, payable on demand; bearing interest at the bank's prime rate plus 1.00%; secured by trade receivables and inventories; and a short term note payable due a bank collateralized by an affiliate's certificate of deposit with interest at 7%.

NOTES PAYABLE (CONTINUED)

     Information relating to short-term borrowing is as follows:

	2002	2001

Balance at end of year	$995,602	$1,013,580
Maximum borrowing	$1,089,216	$1,522,028
Average balance	$922,328	$1,271,807
Average effective interest rate	6.5%	9.4%

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

6

LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following at July 31,:

	2002	2001
Term loan payable to The CIT Group Credit/Finance,
Inc. (CIT) under a $3,500,000 credit facility (See note
5), due in monthly installments of $1,430, plus
interest at prime plus 2.75%. The term portion is
secured by machinery and equipment of U.S.
subsidiaries, however, substantially all assets of U.S.
subsidiaries are pledged under the total facility as
collateral.	$ -	$ 23,081

Mortgage note payable due in monthly payments of
principle and interest at 2.75% above prime from
October 10, 1994 over twenty years. Guaranteed by
the Small Business Administration.	482,239	505,307

LONG-TERM OBLIGATIONS (CONTINUED

	2002	2001
Note payable to a bank, bearing interest at prime
plus 1.25%, due in monthly principal and interest
installments of $12,000 until October 2002, secured
by machinery and equipment and land and building	18,284	112,747

Capitalized lease obligation to a bank bearing interest
at 7.75%. Interest only until August 2002, then in
monthly installments of $12,179 including interest.	501,803	442,007

Various other installment notes and capitalized lease
obligations.	23,489	58,763

	1,025,815	1,141,905

Less current maturities	(91,087)	(152,082)

	$ 934,728	$ 989,823

     The prime rate was 4.75% and 6.75% at July 31, 2002 and 2001, respectively.

The aggregate annual principal payments are as follows:

Year Ending July 31,

2003	$ 91,087
2004	93,795
2005	88,066
2006	95,912
2007	75,145
Thereafter	581,810

ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at July 31:

	2002	2001

Payroll	$ 82,342	$ 89,433
Commissions	32,947	26,841
Pension plan	-	60,000
Vacation pay	25,668	36,980
Taxes	24,012	16,106
Interest	1,489	380
Miscellaneous	73,950	6,016

	$240,408	$235,756

8

COMMITMENTS AND CONTINGENCIES

     Rent expense, principally for the Canadian manufacturing facility, for the years ended July 31, 2002, 2001 and 2000, was $141,000, $135,000 and $119,000, respectively, consisting primarily of minimum rentals.

Litigation:

     Allied Products Co had sued the Company under the Preferred Stock issued by the Company in connection with its investment in Cooper Manufacturing Corporation ("Cooper") and the rights pertaining thereto. The suit was filed in the Eastern District of Illinois (Chicago). The Cooper bankruptcy court confirmed the debtor's Plan of Reorganization on November 21, 1997. The Illinois' court awarded Allied a summary judgment and dismissed the Company's counterclaim on November 3, 1998; however, the issue of damages was not addressed by the court at that time. On January 28, 1999, the court awarded a judgment in favor of Allied and against the Company in the amount of approximately $1,100,000. The pending lawsuit between Allied and the Company has now been settled and dismissed. The settlement required the repurchase by the Company of the 90,000 shares of preferred stock for $1.1 million which would satisfy a judgment by the Court requiring such a purchase. An affiliate acquired said 90,000 shares and the judgment. The transaction was completed by the affiliate with $1.2 million

COMMITMENTS AND CONTINGENCIES (CONTINUED)

of collateral supplied by the Company. The affiliate pursued the sale of the preferred stock to a third party, however, on July 31, 2000, the Company retired the preferred stock.

     The Company is involved with its Chairman and an affiliated company in actions brought by the U.S. Justice Department who is seeking to sell the Company's office building to satisfy a judgment against the affiliate. The Company's investment in the land and building at July 31, 2002 is approximately $250,000. The Company has and will continue to vigorously defend its position to retain this asset for which it had previously paid for.

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

9

BENEFIT PLANS

    Retech sponsored a defined benefit pension plan that covered all of its hourly employees. The plan called for benefits to be paid to eligible employees at retirement based upon years of service and compensation rates near retirement. Retech's policy is to fund pension expenses accrued.

Pension expense for the years ended July 31,:

	2002	2001	2000

Service cost	$ -	$ -	$ -
Interest cost	74,421	69,227	68,170
Actual return on assets held for the plan	388,973	321,892	(170,892)
Net amortization of prior service cost,
transition liability and net gain	14,401	14,401	23,446

Pension expense	$477,795	$405,520	$(79,276)

    The following sets forth the funded status of the plan and the amounts shown in the accompanying consolidated balance sheets at July 31,:

	2002	2001
Pension benefit obligations:
Vested	$1,126,488	$981,290
Non-vested	-	-

Projected benefit obligation	1,126,488	981,290
Fair value of assets held in plan	426,162	484,467
Unfunded excess of projected benefit obligation
over plan assets	$ 700,326	$496,823

Unrecognized net transition obligation	$ -	$ -
Unrecognized prior service costs	23,727	38,128
Unrecognized net loss	1,073,446	541,316
Pension (asset) liability recognized	(396,847)	(82,621)

Accrued pension liability	$ 700,326	$496,823

BENEFIT PLANS (CONTINUED)

     The following is a summary of the changes in the fair value of Plan assets for each year:

	2002	2001

Fair value of Plan asset at beginning of year	$484,467	$840,043
Actual return on Plan assets	(388,973)	(321,892)
Company contributions	378,300	-
Benefits paid	(47,632)	(33,684)
Fair value of Plan assets at end of year	$426,162	$484,467

     The following is a summary of the components of net benefit cost for each year:

	2002	2001

Interest cost	$ 74,421	$ 69,227
Expected return on Plan assets	(52,590)	(70,746)
Amortization of transition obligation	-	-
Amortization of prior service cost	14,401	14,401
Amortization losses/gains	27,841	-

Net periodic benefit cost	$ 64,073	$ 12,882

     The Company has recognized a minimum pension liability for the under-funded plan. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or reduction of stockholders' equity. The Company recorded additional liabilities of $1,097,173 and $579,444, intangible assets of $23,727 and $38,128 and a stockholders' equity reduction of $1,073,446 and $541,316 as of July 31, 2002 and 2001, respectively.

     Retech will terminate this plan upon funding its pension liability. The plan assets consist of common equities and government securities administered by the trust department of Compass Bank, Houston, Texas.

BENEFIT PLANS (CONTINUED)

     The assumed long-term rate of investment return and the interest rate for obligations used in determining the actuarial present value of accumulated plan benefits was 8.5% and 6.75% at July 31, 2002 and 8.5% and 7.5% at July 31, 2001, respectively.

     The Company has established a defined contribution (401-K) plan covering substantially all U. S. employees. Charges to operations for this plan for the years ended July 31, 2002, 2001 and 2000 were $7,642, $9,191 and $5,787, respectively.

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

Following is a summary of options (restated for the reverse stock split of 3 for 4 shares) under the plan as of and for the years ended July 31,:

	2002	2001	2000

Options outstanding at beginning of year	57,905	57,905	57,905
Granted	-	-	-
Terminated	(57,905)	-	-
Exercised	-	-	-

Options outstanding at end of year	-	57,905	57,905

Options exercisable at end of year	-	57,905	57,905

Exercise price per share		$.67 to	$.67 to
		$.73	$.73

INCOME TAXES

     Following is a reconciliation between reported income taxes and the amount computed by applying the statutory federal income tax rates to earnings (loss) before income taxes for the periods ended July 31,:

	2002	2001	2000

Expected provision (benefit) for federal
income taxes	$(846,000)	$(692,000)	$2,800
Taxes on Canadian subsidiary	8,385	52,474	-
Prior years taxes (Refund)	-	36,056	(157,948)
Unavailable loss carrybacks	846,000	692,000	-
Other	-	-	(2,800)

Income taxes (benefit)	$ 8,385	$ 88,530	$(157,948)

     The Company files a consolidated tax return with its U.S. subsidiaries. The Company has a net operating loss carry-forward of approximately $7,350,000, which will expire from 2015 to 2017.

Income tax expense (benefit) consisted of the following:

	2002	2001	2000

Current	$11,085	$88,330	$(157,948)
Deferred	(2,700)	5,200	-

	$ 8,385	$88,530	$(157,948)

     Deferred tax expense (benefit) and deferred tax liabilities in all years (all Canadian) result principally from differences in depreciation for tax and financial statement purposes.

INCOME TAXES (CONTINUED)

     The components of the net deferred tax (assets) liability included in the balance sheet are as follows at July 31,:

	2002	2001

Net operating loss carryforward	$(2,500,000)	$(1,600,000)
Depreciation	158,000	167,000
Provision for losses	(1,250,000)	(954,000)
Valuation allowance	3,684,900	2,484,000

	$ 92,900	$ 97,000

     The Company has provided a valuation allowance against its deferred tax asset as it has determined that it is more likely than not the temporary differences will not be utilized for tax purposes.

RELATED PARTY TRANSACTIONS

     The following is a summary of advances to affiliated companies at July 31,:

	2002	2001

Interfederal Capital, Inc.	$213,775	$298,305
Others	113,703	108,214

	$327,478	$406,519

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

     Following is a summary of segment information for the years ended July 31,:

	2002	2001	2000
Sales to unaffiliated customers:

Water	$ 18,685	$ 152,441	$ 4,241
Gas	2,708,689	3,449,128	2,510,286
Electric	6,965,802	7,659,606	8,761,677

	$9,693,176	$11,261,175	$11,276,204
Operating income (loss):

Water	$ (213,455)	$ (70,300)	$ (73,128)
Gas	70,609	121,214	(112,366)
Electric	238,762	266,350	225,339
	95,916	317,264	39,845

General corporate expenses	(1,068,157)	$(1,079,130)	$(926,155)
Other income (expense), net	(1,518,073)	(1,274,280)	894,624

Earnings (loss)
before income taxes	$(2,490,314)	$(2,036,146)	$ 8,314

SEGMENT INFORMATION (CONTINUED)

	2002	2001	2000
Identifiable assets:
Water	$ 6,493	$ 68,714	$ 300,079
Gas	1,381,379	1,861,253	1,732,599
Electric	4,108,148	4,235,692	4,229,757
	5,496,020	6,165,659	6,262,435
General corporate assets	2,423,179	4,364,535	6,578,681

Total assets	$7,919,199	$10,530,194	$12,841,116

Capital expenditures:
Water	$ 1,757	$ -	$ -
Gas	31,870	25,725	65,148
Electric	139,843	487,928	49,355
General corporate	11,500	63,154	5,682
	$184,970	$576,807	$120,185
Depreciation and amortization:
Water	$ 263	$ 1,792	$ 4,757
Gas	65,299	67,332	68,829
Electric	129,446	75,949	110,766
General corporate	22,035	16,292	12,703
	$217,043	$161,365	$197,055

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

     Individual customers who exceeded 10% of consolidated revenues accounted for $1,483,000, $1,343,000 and $1,547,000 in sales for the year ended July 31, 2002, 2001 and 2000, respectively.

SEGMENT INFORMATION (CONTINUED)

Geographic information

     Financial data by geographic area for the years ended July 31,:

	2002
		Operating
		Income	Identifiable
	Sales	(loss)	Assets

United States	$2,727,374	$(142,846)	$1,707,438
Canada	6,965,802	238,762	3,788,582
Total	$9,693,176	$ 95,916	$5,496,020

	2001
		Operating
		(loss)	Identifiable
	Sales	Income	Assets

United States	$ 3,602,569	$ (19,841)	$2,377,077
Canada	7,659,606	337,105	3,788,582
Total	$11,261,175	$371,264	$6,165,659

FOURTH QUARTER RESULTS

     During the fourth quarter fiscal 2002, the Company fully reserved its investment in Pioneer Power for $1,250,000 and further adjusted its investment in Dresser Engineers and Constructors, Inc. by $134,500. During the fourth quarter of fiscal 2001, the Company recorded a loss of approximately $600,000 on its investment in Dresser Engineers and Contractors, Inc.