Form 10-Q
period 2002-10-31
ELECTRIC & GAS TECHNOLOGY INC
filed 2002-12-16
CIK 785819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended: October 31, 2002

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

Common - $0.01 Par Value - 6,471,934 shares at December 11, 2002.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

Index to Form 10-Q

For the Quarter Ended October 31, 2002
Page
Part I - Financial Information

1. Report of Independent Accountants	3

2. Condensed Consolidated Financial Statements:

(a) Condensed Consolidated Balance Sheets as
of October 31, 2002 and July 31, 2002	4

(b) Condensed Consolidated Statements of Operations for
the three months ended October 31, 2002 and 2001	5

(c) Condensed Consolidated Statement of Changes in
Stockholders' Equity for the Three months ended October 31, 2002	6

(c) Condensed Consolidated Statements of Cash Flows
for the Three months ended October 31, 2002 and 2001	7

(d) Notes to Condensed Consolidated Financial Statements	8-10

3. Management's Discussion and Analysis of Financial Condition
and Results of Operations	11-14

Part II - Other Information

Item 1 - Legal Proceedings	15

Item 6 - Exhibits and Reports on Form 8-K	15

Signature and Certifications (pursuant to General Instruction E)	16-18

All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed
Financial Statements or Notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors

Electric & Gas Technology, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Electric & Gas Technology, Inc. and Subsidiaries as of October 31, 2002 and the related condensed consolidated statements of operations, changes in stockholders' equity and cash flows for the three-month periods October 31, 2002 and 2001. These statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of analytical procedures applied to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements in order for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented separately herein), and in our report dated October 28, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Whitley Penn

Whitley Penn

Dallas, Texas

December 13, 2002

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

October 31, 2002 and July 31, 2002
	October 31, 2002	July 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 71,653	$ 54,615
Investments, market	127,500	127,500
Accounts receivable, net	1,309,475	1,377,531
Inventories	2,486,035	2,240,673
Prepaid expenses	57,121	74,781
Total current assets	4,051,784	3,875,100

PROPERTY, PLANT AND EQUIPMENT, net	1,580,384	1,600,422

OTHER ASSETS	2,144,212	2,443,677

TOTAL ASSETS	$7,776,380	$7,919,199

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$ 1,120,200	$ 995,602
Accounts payable	1,010,167	1,121,994
Accrued liabilities	194,165	240,408
Current maturities of long-term obligations	103,660	91,087
Total current liabilities	2,428,192	2,449,091

LONG-TERM OBLIGATIONS
Long-term obligations, less current maturities	2,024,550	2,036,022

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 5,000,000 shares	-	-
Common stock, $.01 par value, 30,000,000 shares
authorized, issued 6,471,934	64,719	64,719
Additional paid-in capital	9,362,601	9,362,601
Accumulated deficit	(4,297,546)	(4,169,723)
Pension liability adjustment	(1,073,446)	(1,073,446)
Cumulative translation adjustment	(587,671)	(605,046)
	3,468,657	3,579,105
Treasury stock, 123,000 shares, at cost	(145,019)	(145,019)
Total stockholders' equity	3,323,638	3,434,086

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,776,380	$7,919,199

See accompanying notes.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended October 31, 2002 and 2001

(Unaudited)
	Three months ended
	October 31,
	2002	2001

Sales	$2,497,938	$2,548,494
Cost of goods sold	1,873,613	1,898,022

Gross profit	624,325	650,472

Selling, general and administrative
Expenses	719,780	831,120

Operating loss	(95,455)	(180,648)

Other income and (expenses)
Interest, net	(18,917)	(49,689)
Investment gain (loss)	-	58,710
Other, net	152	15,198

	(18,765)	24,219

Loss before income taxes	(114,220)	(156,429)

Income taxes	13,603	8,102

NET LOSS	$ (127,823)	$ (164,531)

Loss available per Common share	$(0.02)	$(0.03)

Weighted average common shares outstanding	6,348,934	6,170,029

See accompanying notes.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Three months ended October 31, 2002

(Unaudited)
				Accumulated
				Other
	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Capital	Deficit	Income	Stock	Total

Balance at July 31, 2002	$64,719	$9,362,601	$(4,169,723)	$(1,678,492)	$(145,019)	$3,434,086

Net loss			(127,823)			(127,823)
Currency translation adjustments				17,375		17,375
Comprehensive income (loss)	-	-	-	-	-	(110,448)

Balance at October 31, 2002	$64,719	$9,362,601	$(4,297,546)	$(1,661,117)	$(145,019)	$3,323,638

See accompanying notes.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended October 31, 2002 and 2001 (Unaudited)
	Three months ended
	October 31,
	2002	2001
Increase (decrease) in cash:
Cash flows from operating activities:
Net loss	$(127,823)	$(164,531)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	55,349	54,008
Loss (Gain) on investments	-	(58,710)
Changes in assets and liabilities:
Accounts receivable	68,056	(29,437)
Inventories	(245,362)	(18,672)
Prepaid expenses	17,660	24,350
Other assets	104,097	(4,385)
Accounts payable	(94,405)	(76,787)
Accrued liabilities	(46,243)	50,433
Net cash used in operating activities	(268,671)	(223,731)

Cash flows from investing activities:
Investments	-	65,252
Purchase of treasury stock	-	(676)
Purchase of property, plant and equipment	(35,311)	(92,409)
Net cash used in investing activities	(35,311)	(27,833)

Cash flows from financing activities:
Increase (decrease) in notes payable and
long-term obligations	125,652	544
Due to/from affiliate	195,368	17,254
Net cash provided by financing activities	321,020	17,798

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	17,038	(233,766)

Cash and cash equivalents - beginning of period	54,615	557,999

Cash and cash equivalents - end of period	$ 71,653	$ 324,233

Supplemental disclosures of cash flow information:
Cash paid during the period for Interest	$ 43,070	$ 60,314

See accompanying notes.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2002

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

     The statements were prepared using generally accepted accounting principles. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 2002 have been omitted, even though they are necessary for a fair presentation of the financial position at October 31, 2002 and 2001 and the results of operations and cash flows for the periods then ended.

NOTE B - INVENTORIES

     Inventories are comprised as follows:
	October 31, 2002	July 31, 2002

Raw Materials	$ 959,908	$ 942,187
Work in process	389,801	385,443
Finished Goods	1,136,326	913,043

	$2,486,035	$2,240,673

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2002

(Unaudited)

NOTE C - ACCUMULATED OTHER COMPREHENSIVE INCOME:

     The components of other comprehensive income are as follows:
	Currency	Pension
	Translations	Liability
	Adjustments	Adjustments	Total

Balance at July 31, 2002	$(605,046)	$(1,073,446)	$(1,678,492)

Currency translation adjustments	17,375	-	17,375

Balance October 31, 2002	$(587,671)	$(1,073,446)	$(1,661,117)

     The earnings associated with the Company's investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal income taxes on these earnings or translation adjustments has been provided.

NOTE D - INDUSTRY SEGMENT DATA:

     The Company's business is primarily comprised of three industry segments: i. water (AWT); ii. natural gas measurement and recording devices and odorization (Reynolds); and iii. electrical components and enclosures (Hydel) as set forth below. Operating profits represent total sales less cost of sales and general and administrative expenses.
	Three Months Ended October 31, 2002
	Water	Gas	Electric	Corporate	Consolidated

Sales	$ 2,161	$ 589,290	$1,906,487	$ -	$2,497,938
Cost of goods sold	29,179	338,057	1,506,377	-	1,873,613
Selling, gen. & adm.	38,562	232,085	286,532	162,601	719,780

Operating profit (loss)	(65,580)	19,148	113,578	(162,601)	(95,455)

Interest, net	-	(7,862)	(16,738)	5,683	(18,917)
Other income (expense)	-	152	-	-	152

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2002

(Unaudited)

NOTE D - INDUSTRY SEGMENT DATA (Continued):
	Three Months Ended October 31, 2002
	Water	Gas	Electric	Corporate	Consolidated
Net earnings (loss) before income taxes	$(65,580)	$ 11,438	$ 96,840	$(156,918)	$ (114,220)

Assets:
Receivables	$ -	$237,822	$1,071,653	$ -	$1,309,475

Inventory	$ -	$808,597	$1,677,438	$ -	$2,486,035

Total assets	$ 6,405	$1,311,422	$4,309,850	$2,148,703	$7,776,380

Depreciation	$ 88	$16,227	$33,521	$5,513	$55,349

Additions PP&E	$ -	$ 2,408	$32,903	$ -	$35,311

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

Results of Operations

     Summary.  The Company reported net loss of $(127,823) and $(164,531) for the three months ended October 31, 2002 and 2001, respectively. Operating income increased by $27,459 for the three month periods, the result of decreasing expenses. Gross margins decreased from 25.52% to 24.99% for the three months ended October 31, 2002. Also, selling, general and administrative expenses as a relationship to revenues at the segment level decreased from 23.97% to 22.31% of revenues.

     Increases (decreases) for the three months periods ended October 31, 2002, as compared with the similar period of 2001, for key operating data were as follows:

	Three Months Ended
	October 31, 2002

	Increase	Percent
	(Decrease)	Change

Operating Revenues	$(50,556)	(1.98)
Operating Income	27,459	69.19
Net earnings (loss) before tax	42,209	26.98
Net Earnings Per Share	.01	33.33

     The following table represents the changes [increase/(decrease)] in operating revenues, operating income and net earnings before income taxes by the respective industry segments when compared to the previous period:
	Three Months Ended
	October 31, 2002

	Increase	Increase
	(Decrease)	Percent
Operating Revenues:
Water	$ 2,161	4.27
Gas	(118,328)	(234.05)
Electric	65,611	129.78

	$ (50,556)	100.00
Operating Income (Loss):
Water	$ (24,795)	(90.30)
Gas	32,962	120.04
Electric	19,292	70.26

	27,459	100.00

General Corporate	57,734
Other Income (Expense)	(42,984)

Net earnings (loss) before tax	$ 42,209

     Water segment only had revenue of $2,161 during the first quarters of fiscal 2002. Expenses were $40,785 and $20,071 for the three months ended October 31, 2002 and 2001, respectively. The Company has entered into a contractual agreement with Lockheed Martin Corporation as a strategic partner in the sale and deployment of AWT products. The initial purchase order is for four (4) "proof of performance" systems, with a total value of $1,200,000. Two of the systems are currently anticipated for delivery in January and February 2003, with projected revenue of $600,000.

    Gas revenues decreased by $(118,328) and operating income increased by $32,969 for the three months ended October 31, 2002. This increase resulted in operating profit of $19,148 for the period. Selling, general and administrative expenses decreased to 39.38% of revenue, compared to 42.58% for the three-month period ending October 31, 2001. Expenses decreased in relation to revenues, primarily due to reduction in staffing levels, lower revenue in the lower gross margin products, change in debt structure to lower interest rates/banking fees and elimination/reduction of some outside services. The BTU meter project has been put on hold, pending resolution of technical issues. A new product is in testing phase internally, with anticipated production and sales in January to February of 2003. This product is an electronic replacement for the mechanical pressure recorder. Early interest from utility companies indicates a need and market for the cost effective "Chartless Data Recorder" (CDR).

     Electric revenues increased for the three months ended October 31, 2002 by $65,611. Operating profits increased by $19,292 for the three months ended October 31, 2002. Revenues increased primarily in the Canadian meter socket and pole line hardware product lines serving the Canadian market, and decreased in the custom manufacturing area, primarily serving the U.S. market. The gross profit margin remained essentially unchanged increasing by 0.43% to 21.77% for the three months ended October 31, 2002. Production in the meter socket was substantially enhanced by the addition of new automated manufacturing equipment.

     With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Operating profits increased by 69.19% for the three months ended October 31, 2002, the effect of decreased expenses, discussed above.

Liquidity and Capital Resources

     Liquidity.  Current assets of the Company totaled $4,051,784 at October 31, 2002, up from current assets of $3,875,100 at July 31, 2002, or an increase of $176,684. Current liabilities decreased by $(20,899), resulting in an increase in working capital (current assets less current liabilities) of $197,583 to $1,623,592 at October 31, 2002, from $1,426,009 at July 31, 2002. The Company believes that it has and will generate sufficient cash to meet its working capital requirements and debt obligations.

     Hydel has a working capital line-of-credit with a Canadian bank in the amount of approximately $1,500,000. The Canadian credit facility is secured by receivables, inventories and equipment of Hydel.

     Reynolds has a working capital line-of-credit with a major U.S. Bank of $400,000, secured by accounts receivable and inventory.

Capital Expenditures

     For Fiscal 2003, the Company (and its subsidiaries) does not anticipate any significant capital expenditures, other than in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries.

Dividend Policy

     No cash dividends have been declared by the Company's Board of Directors since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize it cash flow to invest in its businesses.

Controls and Procedures

     In the 90-day period before the filing of this report, the President and Treasurer of the Company (collectively, the "certifying officers") have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis.

     The certifying officers concluded, based on their evaluation, that the Company's disclosure controls and procedures are effective for the Company, taking into consideration the size and nature of the Company's business and operations.

     No significant changes in the Company's internal controls or in other factors were detected that could significantly affect the Company's internal controls subsequent to the date when the internal controls were evaluated.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)     NONE

     (b) Reports on Form 8-K.  -  NONE

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRIC & GAS TECHNOLOGY, INC.

/s/ Fred M. Updegraff

Fred M. Updegraff

Vice President and Treasurer

Chief Accounting Officer

Dated: December 14, 2002

CERTIFICATIONS

I, S. Mort Zimmerman, certify that:

     1. 1 have reviewed this quarterly report on Form 10-Q of Electric & Gas Technology, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a- 14 and 15d- 14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 14, 2002

/s/ S. Mort Zimmerman

S. Mort Zimmerman

President and Chairman of the Board

I, Fred M. Updegraff, certify that:

     1. 1 have reviewed this quarterly report on Form 10-Q of Electric & Gas Technology, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a- 14 and 15d- 14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 14, 2002

/s/ Fred M. Updegraff

Fred M. Updegraff

Vice President & Treasurer

Chief Accounting Officer