Form 10-Q
period 2003-01-31
ELECTRIC & GAS TECHNOLOGY INC
filed 2003-03-25
CIK 785819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended: January 31, 2003

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

Common - $0.01 Par Value - 6,748,934 shares at March 8, 2003.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

Index to Form 10-Q

For the Quarter Ended January 31, 2003
Page
Part I - Financial Information

1. Condensed Consolidated Financial Statements:

(a) Condensed Consolidated Balance Sheets as
of January 31, 2003 and July 31, 2002	3

(b) Condensed Consolidated Statements of Operations for
the three and six months ended January 31, 2003 and 2002	4

(c) Condensed Consolidated Statement of Changes in
Stockholders' Equity for the six months ended January 31, 2003	5

(c) Condensed Consolidated Statements of Cash Flows
for the six months ended January 31, 2003 and 2002	6

(d) Notes to Condensed Consolidated Financial Statements	7-11

3. Management's Discussion and Analysis of Financial Condition
And Results of Operations	12-15

Part II - Other Information

Item 1 - Legal Proceedings	16

Item 6 - Exhibits and Reports on Form 8-K	16

Signature (pursuant to General Instruction E)	17

All other items called for by the instructions are omitted as they are either
Inapplicable, not required, or the information is included in the Condensed
Financial Statements or Notes thereto.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

January 31, 2003 and July 31, 2002

	January 31, 2003	July 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 224,653	$ 54,615
Investments, at market	127,500	127,500
Accounts receivable, net	1,748,854	1,377,531
Inventories	2,831,981	2,240,673
Prepaid expenses	29,480	74,781
Total current assets	4,962,468	3,875,100

PROPERTY, PLANT AND EQUIPMENT, net	2,155,319	1,600,422

OTHER ASSETS	2,778,818	2,443,677

TOTAL ASSETS	$9,896,605	$7,919,199

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$ 1,941,101	$ 995,602
Accounts payable	1,749,502	1,121,994
Accrued liabilities	286,664	240,408
Current maturities of long-term obligations	92,160	91,087
Total current liabilities	4,069,427	2,449,091

LONG-TERM OBLIGATIONS
Long-term obligations, less current maturities	2,324,669	2,036,022

STOCKHOLDERS' EQUITY
Preferred stock, $10 par value, 5,000,000 shares	-	-
Common stock, $.01 par value, 30,000,000 shares
authorized, issued 6,871,934 and 6,471,934	68,719	64,719
Additional paid-in capital	9,532,001	9,362,601
Retained earnings (deficit)	(4,376,350)	(4,169,723)
Pension liability adjustment	(1,073,446)	(1,073,446)
Cumulative translation adjustment	(503,396)	(605,046)
	3,647,528	3,579,105
Treasury stock, 123,000 shares at cost	(145,019)	(145,019)
Total stockholders' equity	3,502,509	3,434,086

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 9,896,605	$ 7,919,199

See accompanying notes.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended January 31, 2003 and 2002

(Unaudited)
	Three months ended		Six months ended
	January 31,		January 31,
	2003	2002	2003	2002

Sales	$3,127,075	$2,027,093	$5,625,013	$4,575,587
Cost of goods sold	2,128,566	1,499,157	4,002,179	3,397,179

Gross profit	998,509	527,936	1,622,834	1,178,408

Selling, general and administrative
Expenses	1,031,706	884,114	1,751,486	1,715,234

Operating (loss)	(33,197)	(356,178)	(128,652)	(536,826)

Other income and (expenses)
Interest, net	(53,425)	(39,286)	(72,342)	(88,975)
Investment gain (loss)	-	59,083	-	117,793
Other, net	10,625	-	10,777	15,198

Total other (expenses)	(42,800)	19,797	(61,565)	44,016

(Loss) before income taxes	(75,997)	(336,381)	(190,217)	(492,810)

Income taxes	(2,807)	(2,415)	(16,410)	(10,517)

NET (LOSS)	$ (78,804)	$ (338,796)	$ (206,627)	$ (503,327)

(Loss) available per Common share:

Net (loss)	$(0.01)	$(0.05)	$(0.03)	$(0.08)

(Loss) available per Common share - assuming dilution:

Net (loss)	$(0.01)	$(0.05)	$(0.03)	$(0.08)

See accompanying notes.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Six months ended January 31, 2003

(Unaudited)
				Accumulated
				Other
	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Capital	Deficit	Income	Stock	Total

Balance at July 31, 2002	$64,719	$9,362,601	$(4,169,723)	$(1,678,492)	$(145,019)	$3,434,086

Net (loss)			(206,627)			(206,627)
Currency translation adjustments				101,650		101,650
Comprehensive income (loss)						(104,977)
Stock paid for purchase of Logic Metals Tech	4,000	169,400				173,400

Purchase of treasury stock	-	-	-	-	-	-

Balance at January 31, 2002	$68,719	$9,532,001	$(4,376,350)	$(1,576,842)	$(145,019)	$3,502,509

See accompanying notes.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended January 31, 2002 and 2001 (Unaudited)
	Six months ended
	January 31,
	2003	2002
Increase (decrease) in cash:
Cash flows from operating activities:
Net (loss)	$(206,627)	$(503,327)
Adjustments to reconcile net (loss)
to net cash used by operating activities:
Depreciation and amortization	145,616	106,849
Common shares for services	-	9,380
Loss (Gain) on investments	-	(117,793)
Changes in assets and liabilities:
Accounts receivable	(70,291)	512,361
Inventories	(283,982)	(112,420)
Prepaid expenses	45,301	45,485
Other assets	(243,043)	1,230
Accounts payable	380,788	(48,737)
Accrued liabilities	12,226	19,578
Net cash (used in) operating activities	(79,340)	(96,774)

Cash flows from investing activities:
Cash Acquired in acquisition	179,562
Investments		68,244
Purchase and retirement of treasury stock	-	(676)
Purchase of property, plant and equipment	(151,516)	(107,366)
Net cash provided by (used in) investing activities	28,046	(39,798)

Cash flows from financing activities:
Increase (decrease) in notes payable and
Long-term obligations	313,520	(160,891)
Due to/from affiliate	(92,098)	63,401
Net cash provided by (used in) financing activities	221,422	(97,490)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	170,038	(234,062)

Cash and cash equivalents - beginning of period	54,615	557,999

Cash and cash equivalents - end of period	$ 224,653	$ 323,937

Supplemental disclosures of cash flow information:
Cash paid during the period for Interest	$ 71,429	$ 121,231

See accompanying notes.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2003

(Unaudited)

NOTE A - GENERAL

     Electric & Gas Technology, Inc.("the Company" or "ELGT") was organized under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. The Company presently is the owner of 100% of Reynolds and Hydel, owns 91.5% of AMT, and 80% of Logic Metals and, through such subsidiaries, operates in four distinct business segments: (1) production of atmospheric water, filtration and enhanced water products (AMT); (2) the manufacture and sale of natural gas measurement, metering and odorization equipment (Reynolds), (3) the manufacture and sale of electric meter enclosures and pole-line hardware for the electric utility industry and the general public (Hydel), and (4) sheet metal fabrication for a diverse customer base, including telecom and networking cabinetry, elevator controls, and other sheet metal applications.

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

     The statements were prepared using accounting principles generally accepted in the United States. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 2002 have been omitted, even though they are necessary for a fair presentation of the financial position at January 31, 2003 and 2002 and the results of operations and cash flows for the periods then ended.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 31, 2003

(Unaudited)

NOTE B - INVENTORIES

     Inventories are comprised as follows:
	January 31, 2003	July 31, 2002

Raw Materials	$ 1,096,139	$ 942,187
Work in process	466,086	385,443
Finished Goods	1,269,756	913,043

	$2,831,981	$2,240,673

NOTE C - ACCUMULATED OTHER COMPREHENSIVE INCOME:

     The components of other comprehensive income are as follows:
	Currency	Pension
	Translations	Liability
	Adjustments	Adjustments	Total

Balance at July 31, 2002	$(605,046)	$(1,073,446)	$(1,678,492)

Currency translation adjustments	101,650	-	101,650

Balance January 31, 2003	$(503,396)	$(1,073,446)	$(1,576,842)

     The earnings associated with the Company's investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal income taxes on these earnings or translation adjustments has been provided.

NOTE D - CONTINGENCIES:

     The Company's former U.S. electric operations were sold in 1996 and 1995. The sale of the meter socket division of Retech, Inc. ("Retech") included a note receivable of approximately $1,250,000 and the continuing ownership of an 80,000 square foot manufacturing facility in Paris, Texas. Under the sale, Retech would continue to be responsible for the frozen Defined Benefit Pension Plan for Bargaining Employees ("Plan"). The Company sued

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 31, 2003

(Unaudited)

NOTE D - CONTINGENCIES (continued):

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

     The Company currently has a contract for sale of the Paris facility pending the buyers' ability to finance the purchase.

     As the result of Retech's non-liquid status, it has been unable to currently fund the annual pension liability. The Plan's pension liability as of July 31, 2002, the date of the last actuarial valuation, was approximately $580,000 and is reflected in Stockholders' Equity at January 31, 2003. In February 2002, the Company contributed approximately $350,000 in public equity securities to the Pension Trust. The Company is liable for excise taxes on the funding deficiency of approximately $44,000. Further, the IRS could impose 100% penalties on the funding deficiency. A waiver of such penalties has been requested. All beneficiaries currently eligible to receive benefits are currently receiving such benefits from the Plan's Trust. Should the IRS impose the full amount of the penalties it would have a material adverse effect on the Company's liquidity.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 31, 2003

(Unaudited)

NOTE E - INDUSTRY SEGMENT DATA:

     The Company's business is primarily comprised of three industry segments: i. water (AMT); ii. Utilities products consisting of natural gas measurement and recording devices and odorization (Reynolds), and electrical components and enclosures (Hydel), and iii. Metal fabrication (Logic) as set forth below. Operating profits represent total sales less cost of sales and general and administrative expenses.
	Three Months Ended January 31, 2003
					General
	Water	Utilities	Fabrication	Corporate	Consolidated

Sales	$ 153,000	$ 2,488,353	$ 485,722	$ -	$3,127,075
Cost of goods sold	30,514	1,824,841	273,210	-	2,128,566
Selling, gen. & adm.	18,139	595,156	167,840	250,569	1,031,706

Operating profit (loss)	104,347	68,356	44,672	(250,569)	(33,197)

Interest, net	-	(25,869)	(20,959)	(6,597)	(53,425)
Other income (expense)	-	140	3,077	7,408	10,625

Net earnings (loss) before income taxes	$104,347	$ 42,627	$ 26,790	$(249,758)	$ (75,997)

Assets:
Receivables	$ -	$1,084,787	$ 664,067	$ -	$1,748,854
Inventory	$ -	$2,554,888	$ 277,093	$ -	$2,831,981
Total assets	$ 74,967	$1,662,669	$3,870,977	$4,287,992	$9,896,605

Depreciation	$ 0	$90,355	$ 0	$ 0	$90,355

Additions PP&E	$ 950	$ 914	$425,047	$ -	$426,911

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 31, 2003

(Unaudited)

NOTE E - INDUSTRY SEGMENT DATA (Continued):
	Six Months Ended January 31, 2003
					General
	Water	Utilities	Fabrication	Corporate	Consolidated

Sales	$ 155,161	$4,984,130	$485,722	$ -	$ 5,625,013
Cost of Goods Sold	59,693	3,669,275	273,211	-	4,002,179
Selling, gen. & adm.	56,701	1,113,773	167,842	413,170	1,751,486

Operating profit (loss)	38,767	201,082	44,669	(413,170)	(128,652)

Interest, net	-	(50,470)	(20,960)	(912)	(72,342)
Other inc/ (expense)	-	292	3,077	7,408	10,777

Net earnings (loss) before income taxes	$ 38,767	$ 150,904	$ 26,786	$ (406,674)	$ (190,217)

Depreciation	$ -	$145,616	$ -	$ -	$ 145,616

Additions PP&E	$ 950	$ 3,322	$425,047	$ 0	$429,319

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

     The Company, through its subsidiaries, operates within three separate industries. These are (i) production of atmospheric water, filtration and enhanced water products; (ii) the manufacture and sale of products serving the Utilities industry, specifically, natural gas measurement equipment and gas odorization products, and metal enclosures and other hardware for use in the electric utility industry, and (iii) fabrication of cabinets and piece parts from sheet metal for diversified end customers.

Results of Operations

     Summary.  The Company reported net losses of $(206,627) and $(78,804) for the six and three months ended January 31, 2003, respectively. This compared to $(503,327) and $(338,796) for the six and three months ended January 31, 2002, respectively. Operating income increased by $408,174 and $322,981 for the six and three month periods, the result of increases in revenue and operating profits in the Water, Utility and the acquisition of Logic Metals Technology, Inc. The Utility segment reported an increases in revenue of $408,543 and $461,260 with operating profits improving by $196,097 and $143,843 for the six and three month periods, respectively. The water segment reported increased revenues of $155,161 and $153,000, with operating profits increasing $103,832 and $128,627 for the six and three months ended January 31, 2003. Revenue was recognized for the Metal Fabrication business for the first time in January of 2003, in the amount of $485,722, generating operating profit of $44,672. Gross margins increased from 25.75% to 28.85% for the six months ended January 31, 2003. Also, selling, general and administrative expenses as a percent of revenues at the segment level decreased from 37.49% to 32.36% of revenue. Other income was affected by less interest expense.

     Increases (decreases) for the three and six months periods ended January 31, 2003, as compared with the similar period of 2002, for key operating data were as follows:

	Three Months Ended		Six Months Ended
	January 31, 2003		January 31, 2003

	Increase	Percent	Increase	Percent
	(Decrease)	Change	(Decrease)	Change

Operating Revenues	$1,099,982	54.26	$1,049,426	22.94
Operating Income	322,981	N/A	408,174	N/A
Net earnings (loss) before tax	260,384	N/A	302,593	N/A
Net Earnings Per Share	.02	(.00)	.04	N/A

     The following table represents the changes [increase/(decrease)] in operating revenues, operating income and net earnings before income taxes by the respective industry segments when compared to the previous period:
	Three Months Ended		Six Months Ended
	January 31, 2003		January 31, 2003

		Increase		Increase
	(Decrease)	Percent	(Decrease)	Percent
Operating Revenues:

Water	$ 153,000		$ 155,161
Utility	461,260	22.75	408,543	8.93
Fabrication	485,722		485,722

	$ 1,099,982	54.26	$1,049,426	22.94
Operating Income (Loss):

Water	$ 128,624		$ 103,832
Utility	143,771		196,097
Fabrication	26,790	N/A	44,669	N/A
	317,139	N/A	344,598	N/A

General Corporate	5,842		(63,576)
Other Income (Expense)	(62,597)		(105,581)

Net earnings (loss) before tax	$ 260,384		$302,593

     Water revenues amounted to $155,161 for the six months ended January 31, 2003 primarily reflecting the first payment for granting of an exclusive market niche to Lockheed Martin. A prepayment of $150,000 received from Lockheed Martin for the first unit is reflected as a current liability, and will be recognized as revenue when the unit is shipped. Expenses were $116,394 and $48,653 for the six and three months ended January 31, 2003, respectively. Expenses were $65,065 and $24,280 for the six and three months ended January 31, 2002, respectively. The Company has identified distributors/agents for India, UAE and Sri Lanka, in addition to Lockheed Martin.

    Utility revenues increased by $408,543 and $461,260 for the six and three months ended January 31, 2003 Operating income increased by $196,097 and $143,843 for the six and three months ended January 31, 2003 resulting in operating profits of $201,082 and $68,356 respectively. Selling, general and administrative expenses decreased to 22.34% of revenues when compared to 28.71% for the corresponding six month period in the prior year. This segment was adversely affected by the events of September 11, 2001 and the overall economy. Business is showing signs of improvement, and the sector has introduced new products at the beta stage.

     Fabrication began operations in the Electric & Gas Family January, 1, 2003 with initial month revenue of $485,722 for the 6 months and 3 months with the acquisition of Logic Metals Technology, Inc. Logic Metals is a sheet metal fabrication company with customers in the Telecom industry and elevators.

     With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Corporate overhead expense remains relatively consistent with prior period amounts. Operating profits generated by the Company's business segments are beginning to approach the level required to cover selling, general and administrative expenses. The Company believes there is a worldwide need for safe reliable drinking water and the market can be exploited with its products. Further, the Company has had to expend approximately $200,000 in vigorously defending its ownership of its general corporate offices in litigation with the SBA, which currently remains unresolved at March 8, 2003. (Also see Part II, Item 1. Legal Proceedings)

Liquidity and Capital Resources

     Liquidity.  Current assets of the Company totaled $4,962,468 at January 31, 2003, up from current assets of $4,705,581 at July 31, 2002, or an increase of $256,887. Current liabilities increased by $1,590,001, resulting in a decrease in working capital (current assets less current liabilities) to $893,041 at January 31, 2003, from $1,426,009 at July 31, 2002. The Company believes that it has and can generate sufficient cash to meet its working capital requirements.

     Hydel has a working capital line-of-credit with a Canadian bank in the amount of approximately $1,500,000. The Canadian credit facility is secured by receivables, inventories and equipment of Hydel.

     Reynolds has established a working capital line of credit of approximately $400,000 with a national bank in the Dallas, Texas area. The security for the line is accounts receivable and inventory of Reynolds. Reynolds has also been approved for a mortgage loan on the building it occupies for approximately $400,000, pending final inspection.

     Logic has received funding from a national bank in the Dallas, Texas area of $450,000 on a revolving line of credit secured by accounts receivable and inventory.

     As more fully described in Note D to the Condensed Financial Statements, the Company could be liable for substantial penalties for its Retech, Inc. Pension Plan. Such penalties would have a material adverse affect on the Company's liquidity.

Capital Expenditures

     For Fiscal 2003, the Company anticipates capital expenditures in the metal fabrication area (Logic) as additional capacity is required to meet customer requirements. Otherwise, expenditures for capital will be for the ordinary replacement of worn-out or obsolete machinery and equipment utilized by its subsidiaries.

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

ELECTRIC & GAS TECHNOLOGY, INC.

/s/ George M Johnston

George M. Johnston

Vice President and

Chief Financial Officer

Dated: March 24, 2003

CERTIFICATIONS

I, S. Mort Zimmerman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Electric & Gas Technology, Inc.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a- 14 and 15d- 14) for the registrant and have:

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

Date: March 24, 2003

/s/ S. Mort Zimmerman

S. Mort Zimmerman

President and Chairman of the Board

I, George M. Johnston, certify that:

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a- 14 and 15d- 14) for the registrant and have:

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

Date: March 24, 2003

/s/ George M. Johnston

George M. Johnston

Vice President &

Chief Financial Officer