Form 10-Q
period 2003-04-30
ELECTRIC & GAS TECHNOLOGY INC
filed 2003-06-24
CIK 785819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[x]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended:  April 30, 2003
                               --------------

                                       OR

[ ]                     TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to________________


Commission File:# 0-14754
                ---------

                         ELECTRIC & GAS TECHNOLOGY, INC.
                         -------------------------------
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

                                 (972) 934-8797
              (Registrant's telephone number, including area code)
              ----------------------------------------------------


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

Common - $0.01 Par Value - 6,946,934 shares at June 12, 2003.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                               Index to Form 10-Q
                      For the Quarter Ended April 30, 2003

                                                                            Page
Part I - Financial Information

      Item 1.     Condensed Consolidated Financial Statements:

              (a) Condensed  Consolidated  Balance  Sheets as
                   of April 30, 2003 (unaudited) and July 31, 2002             3

              (b) Condensed Consolidated Statements of Operations for
              the three and nine months ended April 30, 2003 (unaudited)
              and 2002 (unaudited)                                             4

              (c) Condensed Consolidated Statement of Changes in
              Stockholders' Equity for the nine months ended
              April 30, 2003 (unaudited)                                       5

              (d) Condensed Consolidated Statements of Cash Flows
              for the Nine months ended April 30, 2003 (unaudited)
              and 2002 (unaudited)                                             6

              (e) Notes to Condensed Consolidated Financial Statements
              (unaudited)                                                   7-10
      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         11-15

      Item 3. Controls and procedures                                         16

Part II - Other Information

              Item 1.  Legal Proceedings                                      17

              Item 6.  Exhibits and Reports on Form 8-K                       17

              Signature (pursuant to General Instruction E)                   18

              All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed Financial Statements or Notes thereto.


                 ELETRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        April 30, 2003 and July 31, 2002
                                                             April 30, 2003     July 31, 2002
                                                             --------------    --------------
                                                               (Unaudited)

                                     ASSETS
CURRENT ASSETS
         Cash and cash equivalents                           $       27,461    $       54,615
         Investments, at market                                      92,933           127,500
         Accounts receivable, net                                 2,054,469         1,377,531
         Inventories                                              3,010,633         2,240,673
         Prepaid expenses                                            36,887            74,781
                                                             --------------    --------------
                 Total current assets                             5,222,383         3,875,100
                                                             --------------    --------------

PROPERTY, PLANT AND EQUIPMENT, net                                2,725,683         1,600,422
                                                             --------------    --------------

OTHER ASSETS                                                      2,567,689         2,443,677
                                                             --------------    --------------

TOTAL ASSETS                                                 $   10,515,755    $    7,919,199
                                                             ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Notes payable                                       $    2,087,392    $      995,602
         Accounts payable                                         1,778,273         1,121,994
         Accrued liabilities                                        576,881           240,408
         Current maturities of long-term obligations                 92,160            91,087
                                                             --------------    --------------
                 Total current liabilities                        4,534,706         2,449,091
                                                             --------------    --------------

LONG-TERM OBLIGATIONS
         Long-term obligations                                    2,681,456         2,036,022
                                                             --------------    --------------

STOCKHOLDERS' EQUITY
         Preferred stock, $10 par value, 5,000,000 shares
             authorized, none issued                                   --                --
         Common stock, $.01 par value, 30,000,000 shares
           authorized, issued 6,946,934 and 6,471,934                69,469            64,719
         Additional paid-in capital                               9,599,501         9,362,601
         Accumulated deficit                                     (4,602,153)       (4,169,723)
         Minimum pension liability                               (1,073,446)       (1,073,446)
         Cumulative translation adjustment                         (548,759)         (605,046)
                                                             --------------    --------------
                                                                  3,444,612         3,579,105
         Treasury stock, 123,000 shares at cost                    (145,019)         (145,019)
                                                             --------------    --------------
                 Total stockholders' equity                       3,299,593         3,434,086
                                                             --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   10,515,755    $    7,919,199
                                                             ==============    ==============

                             See accompanying notes
                                        3


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Three and Nine Months Ended April 30, 2003 and 2002
                                   (Unaudited)

                                           Three months ended            Nine months ended
                                               April 30,                     April 30,
                                           2003           2002           2003           2002
                                       -----------    -----------    -----------    -----------

Sales                                  $ 3,669,753    $ 2,341,243    $ 9,294,766    $ 6,916,830
Cost of goods sold                       2,711,973      1,674,403      6,714,152      5,071,582
                                       -----------    -----------    -----------    -----------

          Gross profit                     957,780        666,840      2,580,614      1,845,248

Selling, general and administrative
          Expenses                       1,034,517        749,885      2,854,253      2,465,119
                                       -----------    -----------    -----------    -----------

Operating loss                             (76,737)       (83,045)      (273,639)      (619,871)
                                       -----------    -----------    -----------    -----------

Other income (expense):
          Interest, net                    (44,062)       (37,814)      (116,404)      (126,789)
          Investment gain (loss)           (34,567)      (111,028)       (34,567)        19,449
          Other, net                        (1,620)        16,272          9,157         18,786
                                       -----------    -----------    -----------    -----------

Total other income (expense)               (80,249)      (132,570)      (141,814)       (88,554)
                                       -----------    -----------    -----------    -----------

Loss before income taxes                  (156,986)      (215,615)      (415,453)      (708,425)

Income taxes                                  (567)            20        (16,977)       (10,497)
                                       -----------    -----------    -----------    -----------

Net loss                               $  (157,553)   $  (215,595)   $  (432,430)   $  (718,922)
                                       ===========    ===========    ===========    ===========

Net loss available per common share:   $     (0.02)   $     (0.03)   $     (0.07)   $     (0.12)
                                       ===========    ===========    ===========    ===========

Weighted average common shares
Outstanding                              6,823,934      6,223,601      6,550,323      6,182,267
                                       ===========    ===========    ===========    ===========





                             See accompanying notes.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        Nine Months Ended April 30, 2003

                                   (Unaudited)

                                                                                         Accumulated
                                                                                            Other
                                               Common        Paid-in      Accumulated   Comprehensive     Treasury
                                               Stock         Capital        Deficit         Loss           Stock          Total
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance at July 31, 2002                    $    64,719    $ 9,362,601    $(4,169,723)   $(1,678,492)   $  (145,019)   $ 3,434,086

Net loss                                                                     (432,430)                                    (432,430)
Currency translation adjustments                                                              56,287                        56,287
                                                                                                                       -----------
Comprehensive loss                                                                                                       (376,143)

Stock issued for purchase of Logic Metals
Tech                                              4,000        169,400                                                     173,400
Stock issued to officers                            750         67,500                                                      68,250
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance at April 30, 2003                   $    69,469    $ 9,599,501    $(4,602,153)   $(1,622,205)   $  (145,019)   $ 3,299,593
                                            ===========    ===========    ===========    ===========    ===========    ===========






















                             See accompanying notes.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Nine Months Ended April 30, 2003 and 2002 (Unaudited)
                                                                        Nine Months Ended April 30,
                                                                            2003         2002
Cash flows from operating activities:
        Net loss                                                          $(432,430)   $(718,922)
        Adjustments to reconcile net loss
          to net cash used in operating activities:
              Depreciation and amortization                                 168,811      163,113
              Change in market value of investments                          34,567      (19,449)
              Common stock issued for services                               68,250         --
              Changes in assets and liabilities:
                Accounts receivable                                        (237,865)     398,613
                Inventories                                                (462,634)    (171,349)
                Prepaid expenses                                             40,951       15,658
                Other assets                                               (114,782)         643
                Accounts payable                                            307,909      (34,098)
                Accrued liabilities                                         290,988       45,451
                                                                          ---------    ---------
Net cash used in operating activities                                      (335,235)    (320,340)
                                                                          ---------    ---------

Cash flows from investing activities:
        Net cash acquired in  acquisition  of Logic Metals  Technology,     147,038         --
               Inc
        Proceeds from sales or maturities of investments                       --        176,845
        Purchase of treasury stock                                             --           (676)
        Purchase of property, plant and equipment                          (611,166)    (133,680)
                                                                          ---------    ---------
Net cash provided by (used in) investing activities                        (464,128)      42,489
                                                                          ---------    ---------

Cash flows from financing activities:
        Increase (decrease) in notes payable and
              long-term debt                                                727,550     (276,989)
        Common stock issued                                                    --         54,611
        Due to/from affiliate                                                  --         13,348
                                                                          ---------    ---------
Net cash provided by (used in) financing activities                         727,550     (209,030)
                                                                          ---------    ---------

Effect of exchange rate changes on cash                                      44,659         --

Net decrease in cash and cash equivalents                                   (27,154)    (486,881)
Cash and cash equivalents - beginning of period                              54,615      557,999
                                                                          ---------    ---------
Cash and cash equivalents - end of period                                 $  27,461    $  71,118
                                                                          =========    =========

Supplemental disclosures of cash flow information:
        Cash paid during the period for interest                          $ 154,784    $ 204,834
                                                                          =========    =========

Non-cash activities:
         The company acquired Logic Metals Technology, Inc. through the issuance of 400,000 shares of common stock valued at $173,400, plus the assumption of notes on equipment of $447,894.

                             See accompanying notes.
                                        6

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2003

                                   (Unaudited)

NOTE A - GENERAL

         Electric & Gas Technology, Inc.( the "Company" or "ELGT") was organized under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. The Company presently is the owner of 100% of Reynolds and Hydel, owns 91.5% of AWT, and 80% of Logic Metals and, through such subsidiaries, operates in three distinct business segments:
(1) production of atmospheric water, filtration and enhanced water products; (2) manufacture and sale of products for the Utilities sector, consisting of natural gas measurement, metering and odorization equipment, and electric meter enclosures and pole-line hardware for the electric utility industry and the general public, and (3) sheet metal fabrication for a diverse customer base, including telecom and networking cabinetry, elevator controls, and other sheet metal applications.

         The accompanying condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC") for inclusion in the Company's Quarterly Report on Form 10-Q. The accompanying financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods.

         The statements were prepared using accounting principles generally accepted in the United States. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately and certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 2002 have been omitted, even though they are necessary for a fair presentation of the financial position at April 30, 2003 and 2002 and the results of operations and cash flows for the periods then ended.

NOTE B - ACQUISITION

On January 6, 2003, the Company acquired the personnel, and 80% of the outstanding stock of privately held Logic Metals Technology, Inc. ("LMT"), located in the Garland, Texas. LMT specializes in the fabrication of components from sheet metal and assembly of those components into cabinets to house electronic components and systems. The company builds products based on specifications provided by other companies. Customers of LMT have historically been in the telecom business, with requirements for metal cabinets to house electronic switches and other components, but newer and proposed customers are

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                 April 30, 2003

                                   (Unaudited)

in a variety of businesses, including elevator control systems, traffic signal systems, and gaming machines. The aggregate cost of the acquisition was the issuance of 400,000 shares of common stock valued at $173,400. The fair market value of the Company's common stock was based on the closing price as of January 6, 2003, when the terms of the acquisition were agreed to by the parties to the transaction. Results of operations of LMT are included in the results of the Company from the date of the acquisition.

NOTE C - INVENTORIES

     Inventories are comprised as follows:
                                  April 30, 2003   July 31, 2002
                                  --------------   --------------

                Raw materials     $    1,144,351   $      942,187
                Work in process          532,718          385,443
                Finished goods         1,333,564          913,043
                                  --------------   --------------

                                  $    3,010,633   $    2,240,673
                                  ==============   ==============

NOTE D - ACCUMULATED OTHER COMPREHENSIVE LOSS:

     The components of accumulated other comprehensive loss are as follows:

                                   Cumulative       Minimum
                                   Translation      Pension
                                   Adjustment      Liability        Total
                                   -----------    -----------    -----------
Balance at July 31, 2002           $  (605,046)   $(1,073,446)   $(1,678,492)

Currency translation adjustments        56,287           --           56,287
                                   -----------    -----------    -----------

Balance at April 30, 2003          $  (548,759)   $(1,073,446)   $(1,622,205)
                                   ===========    ===========    ===========

         The earnings associated with the Company's investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal income taxes on these earnings or translation adjustments has been provided.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                 April 30, 2003

                                   (Unaudited)
NOTE E - CONTINGENCIES:

         The Company's former U.S. electric operations were sold in 1996 and 1995. The sale of the meter socket division of Retech, Inc. ("Retech") included a note receivable of approximately $1,250,000 and the continuing ownership of an 80,000 square foot manufacturing facility in Paris, Texas. Under the sale, Retech would continue to be responsible for the frozen Defined Benefit Pension Plan for Bargaining Employees (the "Plan"). The Company sued for collection of the note receivable and subsequently entered into an agreement for the exchange of a 20% interest in Pioneer Power, an affiliate of the note maker. Further, the Company was to distribute 80% of its 20% interest to its shareholders in accordance with the court approved agreement. The maker failed to perform under this Agreement and has caused the Company to again pursue legal recourse against the maker and their affiliates. Legal proceedings are just underway and currently issues dealing with proper court jurisdiction are pending.

         The Company had a contract for the sale of the Paris facility pending the buyer's ability to finance the purchase. The buyer did not perform.

         As the result of Retech's non-liquid status, it has been unable to currently fund the annual pension liability. The Plan's pension liability as of July 31, 2002, the date of the last actuarial valuation, was approximately $580,000 and is reflected in Stockholders' Equity at April 30, 2003. In February 2002, the Company contributed approximately $350,000 in public equity securities to the Pension Trust. The Company is liable for excise taxes on the funding deficiency of approximately $44,000. Further, the IRS could impose 100%
penalties on the funding deficiency. A waiver of such penalties has been requested. All beneficiaries eligible to receive benefits are currently receiving such benefits from the Plan's Trust. Should the IRS impose the full amount of the penalties it would have a material adverse effect on the Company's liquidity.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                 April 30, 2003

                                   (Unaudited)

NOTE F - INDUSTRY SEGMENT DATA:

     The Company's business is primarily comprised of three industry segments:
(i) production of atmospheric water, filtration and enhanced water products;
(ii) the manufacture and sale of products serving the utilities industry, specifically, natural gas measurement equipment and gas odorization products, and metal enclosures and other hardware for use in the electric utility industry, and (iii) fabrication of cabinets and piece parts from sheet metal for diversified end customers as set forth below.

                                       For Three Months Ended         For Nine Months Ended
                                     --------------------------    --------------------------
                                       April 30       April 30       April 30       April 30
                                         2003           2002           2003           2002
                                     -----------    -----------    -----------    -----------
Business Segment Sales
Water                                $   199,001    $      --      $   354,162    $      --
Utilities                              2,674,423      2,341,243      7,658,554      6,916,830
Fabrication                              796,329           --        1,282,050           --
                                   =============  =============  ============   ============
Total sales                        $ 3,669,753    $ 2,341,243    $ 9,294,766    $ 6,916,830

Business Segment Net Profit (Loss)
Water                                $    58,454    $   (36,426)   $    97,221    $  (101,491)
Utilities                                100,709        151,382        301,792        156,367
Fabrication                              (41,584)          --            3,084           --
Corporate activities                    (194,316)      (198,001)      (675,736)      (674,747)
Interest on loans/other income
(expense) net                            (80,249)      (132,570)      (141,814)       (88,554)
                                     -----------    -----------    -----------    -----------
Income (loss) before income taxes    $  (156,986)   $  (215,615)   $  (415,453)   $  (708,425)

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

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

Results of Operations

         Summary. The Company reported net losses of $(432,430) and $(157,553) for the nine and three months ended April 30, 2003, respectively. This compared to $(718,922) and $(215,595) for the nine and three months ended April 30, 2002, respectively. Operating loss decreased by $346,232 and $6,308 for the nine and three month periods, respectively, primarily as a result of increases in revenue and operating profits in the Water and Utility segments as well as the acquisition of Logic Metals Technology, Inc. The Utility segment reported an increase in revenue of $741,724 and $333,180 with income before income taxes improving by $145,425 and declining by $50,673 for the nine and three month periods, respectively. The water segment reported increased revenues of $354,162 and $199,001, with income before income taxes increasing $198,712 and $94,880 for the nine and three month periods, repectively. Revenue was recognized for the metal fabrication business for the first time in January of 2003. Revenue for the metal fabrication business was $1,282,050 and $796,329 for the nine and three month periods, respectively. Gross margins increased from 26.68% to 27.76% for the nine months ended April 30, 2003. Also, selling, general and administrative expenses as a percent of revenues at the segment level decreased from 35.64% to 30.71% of revenue for the nine month periods, respectively. Other income (expense) decreased $53,260 for the nine month period ended April 30, 2003 compared to 2002 primarily as a result of a decrease in investment market values.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

         Increases (decreases) for the three and nine months periods ended April 30, 2003, as compared with the similar period of 2002, for key operating data were as follows:

                                         Three Months Ended          Nine Months Ended
                                           April 30, 2003              April 30, 2003
                                      -------------------------   -------------------------

                                        Increase      Percent       Increase      Percent
                                       (Decrease)     Change       (Decrease)     Change
                                      -----------   -----------   -----------   -----------
Sales                                 $ 1,328,510         56.74   $ 2,377,936         34.38
Operating loss                             (6,308)        (7.60)     (346,232)        55.86
Loss before income taxes                  (58,629)       (27.19)     (292,972)       (41.36)
Net loss available per common share          (.01)       (33.33)         (.05)       (41.67)

         The following table represents the changes [increase/(decrease)] in operating revenues, operating income and net earnings before income taxes by the respective industry segments when compared to the previous period:

                                         Three Months Ended           Nine Months Ended
                                           April 30, 2003               April 30, 2003
                                      -------------------------   -------------------------
                                       Increase       Percent      Increase       Percent
                                      (Decrease)      Change      (Decrease)      Change
                                      -----------   -----------   -----------   -----------
Operating Revenues:

  Water                               $   199,001           N/A   $   354,162           N/A
  Utility                                 333,180         14.23       741,724         10.72
  Fabrication                             796,329           N/A     1,282,050           N/A
                                      -----------   -----------   -----------   -----------
                                      $ 1,328,510         56.74   $ 2,377,936         34.38
Operating Income (Loss):

  Water                               $    94,880        260.47   $   198,712        195.79
  Utility                                 (50,673)       (33.47)      145,425         93.00
  Fabrication                             (41,584)          N/A         3,084           N/A
                                      -----------   -----------   -----------   -----------
                                            2,623          2.28       347,221        632.74
General Corporate                           3,685          1.86          (989)         0.15
Other Income (Expense)                     52,321         39.47       (53,260)       (60.14)
                                      -----------                 -----------

Income (loss) before income taxes     $    58,629         27.19   $   292,972         41.36
                                      ===========                 ===========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

         Water revenues amounted to $354,162 for the nine months ended April 30, 2003 primarily reflecting the first payment for granting of an exclusive market niche to Lockheed Martin and payment of $150,001 received from Lockheed Martin for the first unit. Expenses were $256,941 and $140,547 for the nine and three months ended April 30, 2003, respectively. Expenses were $101,491 and $36,426 for the nine and three months ended April 30, 2002, respectively. The Company has identified distributors/agents for India, UAE and Sri Lanka, in addition to Lockheed Martin.

         Utility revenues increased by $741,724 and $333,180 for the nine and three months ended April 30, 2003 Operating income increased by $145,425 and decreased by $50,673 for the nine and three months ended April 30, 2003 resulting in operating profits of $301,792 and $100,709,respectively. Selling, general and administrative expenses decreased to 23.94% of revenues when compared to 24.89% for the corresponding nine month period in the prior year. This segment was adversely affected by the events of September 11, 2001 and the overall economy. Business is showing signs of improvement, and the sector has introduced new products for the digital recording of multiple pressure points, to begin replacing the paper graph recorders.

         Fabrication began manufacturing for the electric and gas industry starting January 1, 2003 with revenues to date of $485,722. Revenue was $1,282,050 and $796,329 for the nine months and three months ended April 30, 2003, respectively. Logic Metals is a sheet metal fabrication company with customers in the telecom and elevators industries, and has established a strategic alliance with Mecanova OY of Finland to provide international solutions.

         With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Corporate overhead expenses remain relatively consistent with prior period amounts. Operating profits generated by the Company's business segments are beginning to approach the level required to cover selling, general and administrative expenses. The Company believes there is a worldwide need for safe reliable drinking water and the market can be exploited with its products.
Further, the Company has had to expend approximately $200,000 in vigorously defending its ownership of its general corporate offices in litigation with the SBA, which currently remains unresolved at June 12, 2003. (Also see Part II,
Item 1. Legal Proceedings)

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

Liquidity and Capital Resources


         Liquidity. Current assets of the Company total $5,222,383 at April 30, 2003, up from current assets of $3,875,100 at July 31, 2002, or an increase of $1,347,283. Current liabilities increased by $2,085,615, resulting in a decrease in working capital (current assets less current liabilities) of $687,677 at April 30, 2003, from $1,426,009 at July 31, 2002. The Company believes that it has and can generate sufficient cash to meet its working capital requirements.

         Hydel has a working capital line-of-credit with a Canadian bank in the amount of approximately $1,500,000. The Canadian credit facility is secured by receivables, inventories and equipment of Hydel.

         Reynolds has established a working capital line of credit of approximately $400,000 with a national bank in the Dallas, Texas area. The line is secured by accounts receivable and inventory of Reynolds. Reynolds has also received a mortgage loan in connection with refinancing of the building it occupies for $397,000.

         Logic has received funding from a national bank in the Dallas, Texas area of $450,000 on a revolving line of credit secured by accounts receivable and inventory.

         As  more  fully  described  in  Note  E  of  the  Condensed   Financial
Statements, the Company could be liable for substantial penalties for Retech, Inc.'s pension plan. Such penalties would have a material adverse affect on the Company's liquidity.

Capital Expenditures

         For fiscal 2003, the Company anticipates capital expenditures in the metal fabrication area as additional capacity is required to meet customer requirements. Otherwise, expenditures for capital equipment will be for the ordinary replacement of worn-out or obsolete machinery and equipment utilized by its subsidiaries.

Dividend Policy

         The Company's Board of Directors has declared no cash dividends since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize it cash flow to invest in its businesses.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

Item 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The President has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the President concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating the Company required to be filed in this quarterly report has been made known to him in a timely manner.

(b) Changes in internal controls.

There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         Unites States of America (Plaintiff) vs. Commercial Technology, Inc., et.al (Defendant) in the United States District Court, Northern District of Texas, case number 3-99-CV-2668-X. Plaintiff brought an action to collect on a defective judgment to force the sale of an office building, which was acquired from the defendant by the Company in 1987. The court has ruled that the transaction the Government relied upon to enforce the judgment was not a debt and was therefore not entitled to relief under the Act; and that they are not entitled to a judicial sale of the property. The Government's only further action was under the Texas Fraudulent Conveyance. A jury trial was held between March 26 and April 6, 2001. The court granted a motion as to the Company and dismissed all claims. However, a unanimous verdict was returned in favor of the Plaintiff on April 6, 2001 finding that Commercial Technology, Inc. ("Comtec") transferred a piece of real property to the Company in violation of the Texas Uniform Fraudulent Transfer Act ("Act"). Commercial Technology, Inc. and the Company filed on April 27, 2001 a renewed motion for judgment as a matter of law, or, alternatively, for a new trial. Such motion will show that the real property is not an asset under the Act, the Company's Hypothecation Agreement operates as a deed and therefore the Company acquired equitable title and/or is entitled to subrogation. The Company's appeal is currently on hold pending Comtec's filing of a Chapter 11 bankruptcy proceeding on July 3, 2001. CIT Group Credit Finance, Inc. ("CIT") holds what bankruptcy counsel believes is a secured lien on the building as a result of their loans to the Company. The Company has offered to purchase the building with the bulk of the proceeds going to satisfy the CIT obligation. The Company will vigorously defend its position.

         Electric & Gas Technology, Inc., Retech, Inc. and Hydel Enterprises, Inc. (Plaintiffs) vs. Nathan Mazurek, American Circuit Breaker Corp. and Provident Group, Inc. (Defendants) - Civil Action N. 3:01-CV-2756-G. Plaintiffs filed suit in the 160th District Court in Dallas, County. The case has been removed to United States District Court for the Northern District of Texas, Dallas Division. Plaintiffs allege the non-payment of a note to Retech, Inc. of approximately $1,150,000, unpaid accounts receivable to Hydel Enterprises, Inc. of approximately $975,000 (Canadian Dollars), plus added sums in penalties, damages and attorneys fees. Plaintiffs have also filed a motion to stay other pending litigation in Delaware involving the related parties.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     NONE

     (b)     Reports on Form 8-K.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ELECTRIC & GAS TECHNOLOGY, INC.


                              /s/ S Mort Zimmerman
                              --------------------
                                S Mort Zimmerman
                                  Chairman and
                             Chief Executive Officer





Dated: June 23, 2003

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 23, 2003


/s/  S. Mort Zimmerman
----------------------
S. Mort Zimmerman
President and Chairman of the Board

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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


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


Date: June 23, 2003


/s/ George M. Johnston
----------------------
George M. Johnston
Vice President &
Chief Financial Officer