Form 10-K
period 2003-07-31
ELECTRIC & GAS TECHNOLOGY INC
filed 2003-11-14
CIK 785819

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
( X )              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 2003

                                       OR

(   )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                          Commission File Number 014754

                         ELECTRIC & GAS TECHNOLOGY, INC.
                         -------------------------------
               (Exact Name of Registrant as Specified in Charter)

                 Texas                                            75-2059193
                 -----                                            ----------
    State or Other Jurisdiction of                             I.R.S. Employer
     Incorporation or Organization                            Identification No.

   13636 Neutron Road, Dallas, Texas                              75244-4410
   ---------------------------------                              ----------
(Address of Principal Executive Office)                           (Zip Code)

                  Registrant's Telephone Number: (972) 934-8797

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
          Title of each class Name of each exchange on which registered

                       None                             None
                       ----                             ----

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $0.01 Par Value
                                (Title of Class)

Indicate by check mark whether  Registrant has (i) filed all reports required by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (ii) been subject to such filings requirements for the past ninety (90) days. Yes X No
                     ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

At October 28, 2003, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $4,606,000. At such date there were 6,823,934 shares of the registrant's Common stock outstanding.

PART I

Item 1.  Business

General

     Electric & Gas Technology, Inc.("the Company" or "ELGT") was organized under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. In April, 1985, the Company (i) acquired from Commercial Technology, Inc. ("COMTEC"), an affiliated company, all of the stock of Reynolds Equipment Company ("Reynolds") for stock of the Company and (ii) acquired from a subsidiary of COMTEC all of the stock of Retech, Inc. ("Retech") [formerly Test Switch Technology, Inc.("Test Switch"), formerly Superior Technology, Inc. ("Superior")] for stock of the Company. In 1988, the Company acquired 85% (and subsequently 100%) of the stock of Data Automation Company, Inc. ("DAC") from Video Science Technology, Inc., formerly an affiliate of COMTEC and of the Company; DAC owned 100% of Domac Plastics, Inc. ("Domac") and Logic Design Metals, Inc. ("Logic"). Domac and Logic were subsequently sold. During 1992 Logic merged into DAC, its parent, and DAC changed its name to Logic Design Metals, Inc. and is referred to herein as "Logic". Fridcorp Plastics, Inc. ("Fridcorp") was acquired by the Company in January, 1992, in exchange for 162,000 shares of Company Common Stock. Fridcorp was subsequently sold December 1997. Hydel Enterprises, Inc. ("Hydel") [formerly Stelpro Limited ("Stelpro")] was acquired by the Company in April, 1992, in exchange for 166,474 shares of Company Common Stock and $1,100,000 (Cdn. funds)(April 30, 1992, exchange rate:
..8370). On August 1, 1995, Hydel acquired all of the outstanding capital stock of Hydel Engineering Limited ("Hydel Engineering") for cash and notes payable of approximately $719,000 ($850,000 Cdn.). Hydel Engineering was merged into Hydel effective August 1, 1995. The number of shares of Company Common Stock issued in the acquisitions of Fridcorp and Hydel was, in each case, determined through arms-length negotiations. Superior Magnetics, Inc. ("SMI") was formed by the Company to acquire the operating assets of the business operations of Denison Magnetics of Texas Instruments Incorporated on November 30, 1992 for cash and
deferred  payments  of  approximately   $2,900,000.   The  Company  incorporated
Atmospheric  Water  Technology,   Inc.   (Formerly   Atmospheric  and  Magnetics
Technology, Inc.) ("AWT") on June 10, 1996 under the laws of the State of Texas. AWT was formed to undertake the Company's venture into the water industry. The company acquired Logic Metals Technology, Inc. ("LMT") on January 1, 2003 under the laws of Texas.

     The Company presently is the owner of 100% of Reynolds and Hydel, owns 91.5% of AWT, and 80% of LMT and, through such subsidiaries, operates in three distinct business segments: (1) Water Products - production of atmospheric water, filtration and enhanced water products; (2) Utilities Products - manufacture and sale of products for the Utilities sector, consisting of natural gas measurement, metering and odorization equipment, and electric meter enclosures and pole-line hardware for the electric utility industry and the general public, and (3) Contract Manufacturing - sheet metal fabrication for a diverse customer base, including telecom and networking cabinetry, elevator controls, and other sheet metal applications. Effective October 1, 1997, the Company made a decision to sell its defense electronics business segment and the business has been treated as a discontinued operation. Effective July 31, 1997, the Company sold and discontinued the operations of its metal fabrication segment which previously was engaged in the manufacture and sale of precision metal enclosures for telecommunication and computer equipment (Logic). The Company sold its Canadian heating division and its U.S. meter socket and Test Switch divisions during fiscal 1996 and 1995. These operations were part of the electric segment. The Company's Headquarters is located at 13636 Neutron Road, Dallas, Texas 75244-4410. Its telephone number is (972) 934-8797 and its facsimile number is (972) 991-3265.

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address on the World Wide Web is http://www.sec.gov. Information about the company is available at http://www.elgt-amti.com and http://www.reynoldsequipment.com.




Item 1.  Business (continued)

Financial Information by Segment

     The  following  table  depicts  revenues,   operating  income  (loss)  from
continuing operations and identifiable assets of the Company by segment, for the fiscal years ended July 31,:

                                Year Ended        Year Ended        Year Ended
                               July 31,2003      July 31,2002      July 31,2001
                               ------------      ------------      ------------
Revenue
-------
Water                          $    474,432      $     18,685      $    152,441
Utilities                        10,954,972         9,674,491        11,108,734
Fabrication                       2,210,335              --                --
                               ------------      ------------      ------------
Total                          $ 13,639,739      $  9,693,176      $ 11,261,175
                               ============      ============      ============
Operating Income
----------------
(Loss):
-------
Water                          $     32,799      $   (213,455)     $    (70,300)
Utilities                           534,455           309,371           387,564
Fabrication                        (280,787)             --                --
                               ------------      ------------      ------------
Total                          $    286,467      $     95,916      $    317,264
                               ============      ============      ============
Identifiable Assets:
--------------------

Water                          $     47,913      $      6,493      $     68,714
Utilities                         6,071,286         5,489,527         6,096,945
Fabrication                       2,089,654              --                --
Corporate                         2,138,711         2,913,179         4,364,535
                               ------------      ------------      ------------
Total                          $ 10,347,564      $  8,409,199      $ 10,530,194
                               ============      ============      ============


Geographic information
----------------------

     Financial data by geographic area for the fiscal year ended July 31, 2003 are as follows:

                                                 Operating          Identifiable
                                 Sales          (loss)Income           Assets
                             ------------       ------------        ------------
United States                $  5,298,001       $   (116,568)       $  6,193,209
Canada                          8,341,738            403,035           4,154,355
                             ------------       ------------        ------------

Total                        $ 13,639,739       $    286,467        $ 10,347,564
                             ============       ============        ============

Water (AWT)

     History
     -------

     Atmospheric Water Technology, Inc. (Formerly Atmospheric & Magnetics Technology, Inc.) (AWT) was incorporated June 10, 1996 under the laws of the State of Texas. AWT was created by the Company to exploit the opportunities in the Water Industry.

     Products
     --------

     AWT owns patented technology that extracts water from the atmosphere, turning it into clean drinking water, known as the "Watermaker," "Wet Air" and "Infinite Fountain of Water."

     Industry, Customers and Competition
     -----------------------------------

     Industry. AWT operates in an industry that supplies potable drinking water equipment to all segments of government, military, commercial, industrial and consumer markets. This equipment is used to extract water from the atmosphere, and includes proprietary filtration, assuring water with total dissolved solid level (TDS) of less than 28, compared to 300+ for current technology desalination. AWT estimates that the industry develops sales of several billion dollars. According to the United Nations, and specifically, UNICEF and the World Health Organization, the world supply of potable drinking water continues to become more scarce as the growth in the world's population increases, causing a higher level of attention to alternative sources of water for human consumption.

     Customers. AWT's potential customers will include government (embassies, emergency operations, municipalities, etc.), military sales (command posts, field support, naval vessels, etc.), commercial sales (Hotels, Professionals, Schools, Clinics, etc.), medical applications (drug manufacture, surgical instrument cleaning), industrial sales (Mining, Offshore Oil Drilling, Manufacturing, etc.) and consumer's sales (Health Food Stores, Health Clubs, General Food Channels, etc.) domestically and internationally.

     Competition. AWT's atmospheric technology competes with well water, surface sources, and desalination processes.

     Marketing
     ---------

     The current emphasis is on identification of channels of distribution for the "Watermaker" product. This includes identifying representatives, distributors and distributed manufacturing to support a worldwide marketing strategy. AWT is also addressing funding sources for the purchase of "Watermaker" products for humanitarian purposes.

     Employees
     ---------

     As of July 31, 2003 this segment had 2 employees and is being supported by Net Breeze, Inc. (a sales and marketing consulting firm) in the development of a worldwide marketing strategy. Administrative services have been provided by the Company.

Utilities Segment - Reynolds Equipment Company and Hydel Enterprises, Ltd. (Reynolds)

     History
     -------

     Reynolds Equipment Company ("Reynolds") was incorporated March 31, 1967 under laws of the State of Texas. In 1982, all of the stock of Reynolds was acquired by COMTEC, an affiliate of the Company. Subsequently, the stock of Reynolds was sold to Retech in exchange for common stock of the Company and later transferred direct ownership to the Company. Reynolds maintains its principal offices at 410 South Kirby Street, Garland, Texas 75042.

     Products
     --------

     Reynolds manufactures equipment used in the natural gas industry. Its principal products known as "RECOR" are electronic pressure, temperature and volumetric instrumentation and accessories peripheral to gas measurement. Reynolds has completed Beta testing of an electronic digital data recorder, which is initially anticipated to replace the mechanical instrumentation. Initial market announcements have been favorably received. Reynolds continues to produce its traditional line of mechanical instrumentation including pressure, temperature and volumetric recording and indicating devices. In addition, Reynolds provides engineering and equipment used to accomplish the odorization of natural gas, as required by Federal Laws.

     Industry, Customers and Competition
     -----------------------------------

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

     Customers. Reynolds sells to natural gas utilities, pipeline and production companies domestically and worldwide, with a blue chip utility customer base. Products are primarily marketed through in-house sales, with minor remoter customers serviced by commissioned manufacturers representatives, resale distributors and contract engineering firms.

     Competition. Reynolds operates in a competitive industry that is not dominated by one or a few large companies. It is a major factor in the sale of chart drives. Its principal competitors are Mercury Instruments, Inc., Equimeter Incorporated, YZ Industries and others.

     Employees
     ---------

     Reynolds employs approximately 26 persons, including 1 company officer and 2 administrative clerical personnel. A labor union or other labor association represents none of the employees, and relations with its employees are considered excellent. Reynolds has never experienced nor anticipates a strike or other work stoppage.

(Hydel)

     History
     -------

     Hydel. Hydel Enterprises, Ltd (formerly Stelpro) was incorporated in 1977 under the laws of the Province of Ontario, Canada, and has operated as a manufacturer of electrical equipment for use in the electric utility industry since its inception. In 1982, Hydel purchased a baseboard heater manufacturing business from Westinghouse. Stelpro changed its name to Hydel in January 1995 upon the sale of its heating manufacturing business. Hydel Engineering, which was merged into Hydel effective August 1, 1995, was incorporated in November 1969 under the Laws of the Province of Ontario, Canada, and as in the case of Hydel operated as a manufacturer of electric equipment for use in the electric utility industry since its inception. Hydel operates primarily within Canadian markets. Hydel maintains its executive office at 49 Howden Road, Scarborough, Ontario M1R 3C9 and a manufacturing facility at 566 Ridge Road, Welland, Ontario L3B 5R4.

     Products
     --------

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

     Industry, Customers and Competition
     -----------------------------------

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

     Marketing
     ---------

     Hydel. Hydel employs a general sales manager who is responsible for coordinating company-wide sales, as well as directing sales in the Province of Ontario. Hydel utilizes independent manufacturers representatives to promote sales in the remainder of Canada.

     Raw Materials
     -------------

     Hydel. Hydel uses sheet aluminum and sheet steel of various gauges in its manufacturing processes and two vendors to galvanize their pole line hardware products. Bar materials are purchased directly from mills. Hydel purchases products directly from the mills or distributors. There are adequate sources of such materials, though price fluctuations have occurred in the past.

     Employees

     Hydel. Hydel currently employs 56 persons, including 15 in administrative and sales positions. None of the employees is represented by a labor union or other labor organization. Hydel enjoys good relations with its employees and has never experienced a strike or work stoppage. The jobs encompassed in Hydel's manufacturing operations do not require highly skilled workers, except in a few positions.

Fabrication Segment - Logic Metals Technology, Inc.

(Logic Metals Technology, Inc.) (LMT)

     History
     -------

     LMT. LMT was incorporated in 2002 under the laws of the State of Texas and assumed the assets and certain liabilities of Garland Manufacturing, Inc. of Garland, Texas. The company acquired an 80% interest in LMT from an affiliate on January 1, 2003. Ken Wilemon, President of LMT, owns the remaining 20%. LMT has operated as a fabrication contractor in the punching, forming and assembly of products from sheets of steel, aluminum and copper requiring a high degree of accuracy. LMT operates primarily in the United States markets. LMT maintains its executive office at 3233 Kingsley Road, Garland, Texas 75042.

     Products
     --------

     LMT. LMT operates within one industrial facility, located in Garland, Texas. The Garland facility primarily manufactures electronic enclosures and custom panels, to the customers' specifications.

     Industry, Customers and Competition
     -----------------------------------

     Industry-LMT. LMT primarily operates within the electronics industry. LMT competes primarily within the Dallas-Fort Worth, Texas metropolitan area markets.

     Customers-LMT. LMT's major customers are international telecom/electronics companies with manufacturing and assembly operations in the Dallas-Fort Worth, Texas metropolitan area, and international electronic assembly companies, servicing the telecom/electronics companies.

     Competition-LMT. LMT competes with other local sheet metal fabrication businesses for low volume, high quality production work. The major competitors are Precision Metal, Flextronics and Karlee Manufacturing.

     Marketing
     ---------

     LMT. LMT employs 2 sales persons to identify and approach new customers, while providing ongoing support to existing customers.

     Employees
     ---------

     LMT. LMT currently employs 31 persons, including 8 in administrative and sales positions. None of the employees are represented by a labor union or other labor organization. LMT enjoys good relations with its employees and has never experienced a strike or work stoppage. The jobs encompassed in LMT's manufacturing operations require about 50% skilled and 50% unskilled workers.

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

     LMT and AWT operate in a leased facility located on 5 acres of land in Garland, Texas. The plant is a one story concrete building containing approximately 144,000 square feet of air-conditioned floor space, which includes approximately 12,000 feet of office space. The building is owned by an affiliate, and the company expects to purchase the building in 2004.

Item 3.   Legal Proceedings.

     Unites States of America, Plaintiff Vs Commercial Technology, Inc., et.al., Defendant in the United States District Court, Northern District of Texas. Case number 3-99-CV-2668-X. Plaintiff brought an action to collect on a defective judgment to force the sale of an office building, which was acquired from the defendant by ELGT in 1987. The court has ruled that the transaction the Government relied upon to enforce the judgment was not a debt and was therefore not entitled to relief under the Act; and that they are not entitled to a judicial sale of the property. The Government's only further action was under the Texas Fraudulent Conveyance. A jury trial was held between March 26 and April 6, 2002. The court granted a motion as to the Company and dismissed all claims. However, a unanimous verdict was returned in favor of the Plaintiff on April 6, 2002 finding that Commercial Technology, Inc. ("Comtec") transferred a piece of real property to the Company in violation of the Texas Uniform Fraudulent Transfer Act ("Act"). Commercial Technology, Inc. and the Company filed on April 27, 2002 a renewed motion for judgment as a matter of law, or, alternatively, for a new trial. Such motion will show that the real property is not an asset under the Act, the Company's Hypothecation Agreement operates as a deed and therefore the Company acquired equitable title and/or is entitled to subrogation. The Company's appeal was pending Comtec's filing of a Chapter 11 bankruptcy proceeding on July 3, 2002. Such proceeding has been dismissed. The Company's appeal to the United States Court of Appeals for the Fifth Circuit is presently in progress. In order to go forward with the appeal, the court required the Company to obtain a performance bond in the amount of approximately $500,000. CIT Group Credit Finance, Inc. ("CIT") held what bankruptcy counsel believes is a secured lien on the building as a result of their loans to the Company. An affiliate of the Company acquired CIT's secured lien on the building. The Company will vigorously defend its position. The Company believes the ultimate outcome of the above matter will not have a material effect on the Company's financial position.

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

     Electric & Gas Technology, Inc. and Terry Lebleu (Plaintiffs) Vs Liquid Air, Inc. (Defendant) - Civil Action. On November 3, 2003, plaintiff filed suit for infringement of intellectual property, regarding the patents owned by the company relating to the WaterMaker (TM) product. This suit was filed after the end of the fiscal year.

Item 4.   Submission of Matters to a Vote of Security Holders.

     (a)  Annual meeting of stockholders, February 14, 2003.

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

     (b)  Stock Prices and Dividend Information

     The following table sets forth the range of sales prices, by quarters, since August 1, 2001 (Retroactively restated for a 3 for 4 reverse stock split effective June 13, 2002), as compiled by NASDAQ and representing prices between dealers which does not include retail markups or commissions, thus, such prices may not represent actual transactions.

Fiscal year ended July 31, 2003:                        High         Low
                                                        ----         ---

            First Quarter                               1.010        .200
            Second Quarter                              1.010        .470
            Third Quarter                               1.150        .250
            Fourth Quarter                              1.500        .740

Fiscal year ended July 31, 2002:                        High         Low
                                                        ----         ---

            First Quarter                               .850         .180
            Second Quarter                              .330         .180
            Third Quarter                               .350         .190
            Fourth Quarter                              .260         .150

     The Company has paid no dividend on the Common Stock and payment of dividends in the foreseeable future is not anticipated.

     As of July 31, 2003 there were 446 holders of record of the Common Stock of the Company, exclusive of beneficial ownership through brokerage firm nominee name.




Item 6.  Selected Financial Data.

STATEMENT OF OPERATIONS DATA:

(In dollars, except shares outstanding)
                                                  Fiscal Years Ended July 31,

                              2003            2002            2001            2000           1999
                              ----            ----            ----            ----           ----

Revenues                 $ 13,639,739    $  9,693,176    $ 11,261,175    $ 11,276,204   $ 11,316,334

Gross Profit                3,331,567       2,443,310       2,832,574       2,458,026      1,935,750

Selling, G&A Expense        3,839,402       3,415,551       3,594,440       3,344,336      3,826,446

Other Income (Expense)       (657,260)     (1,518,073)     (1,274,280)        894,624     (2,968,994)
Earnings (Loss) from
 Continuing Operations     (1,230,224)     (2,498,699)     (2,124,676)        166,262     (4,803,436)

Net Earnings (Loss)        (1,230,224)     (2,498,699)     (2,124,676)        166,262     (6,353,436)
Net Earnings (Loss)
  per Share*                    (0.19)          (0.40)          (0.34)           0.03          (1.04)
Weighted Average
  Number of Shares
  Outstanding*              6,632,267       6,223,767       6,215,184       6,285,689      6,111,324

* Retroactively restated for a 3 for 4 reverse stock split effective June 13, 2001.



BALANCE SHEET DATA:
                                                                       As of July 31,

                              2003            2002            2001            2000           1999
                              ----            ----            ----            ----           ----

Total assets              $10,347,564      $8,409,199     $10,530,194     $12,841,116    $13,472,290

Long-term obligations       3,254,095       2,466,611       1,576,245         833,500      1,210,254

Shareholders' equity        2,508,883       3,434,086       6,457,016       9,189,685      8,771,594

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Critical Accounting Policies
     ----------------------------

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable and allowance for doubtful accounts, deferred tax assets, property and equipment, investments, accrued expenses, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from these sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to the Company's business operations and the understanding of the Company's results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the notes to Consolidated Financial Statements.

Principles  of  Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounts Receivable

     The Company performs periodic credit evaluations of its customers' financial condition and extends credit to virtually all of its customers without collateralization. Credit losses to date have been insignificant and within management's expectations. As of July 31, 2003, management has recorded no allowance for bad debts. As of July 31, 2002, management had recorded an allowance for bad debts of $20,094. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

Inventories

     Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market as determined by the first-in, first-out method.

Revenue and Expense Recognition

     The Company recognizes revenue when title passes to its customers upon shipment of its products for final delivery. Expenses are recognized in the period in which incurred.

Impairment of Long-Lived Assets

     The Company periodically evaluates the net realizable value of long-lived assets, including property, equipment and investments, relying on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset's remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized.


     Background
     ----------

     The Company, through its subsidiaries, operates within three separate industries. These are (i) production of atmospheric water, filtration and enhanced water products; (ii) the manufacture of natural gas measurement equipment and gas odorization products; and (iii) the manufacture and sale of metal enclosures and other electrical equipment for use in the electric utility industry.

Results of Operations

     The discussion below relates to the Company's operations during the fiscal years ended July 31, 2003, 2002 and 2001.

     Summary. The Company reported net losses of $(1,230224), $(2,498,699) and $(2,124,676) for fiscal years 2003, 2002 and 2001, respectively. During fiscal 2003, the company reduced its operating loss by $464,406 through improved sales in the utility group, and significant sales in the Water group, while Selling, General and Administrative expenses increased as a result of acquisition of LMT. In 2002, the net losses were primarily the result of losses in evaluating the decline in value of investments of $(1,370,700); and research and development costs in the Water segment of approximately $(213,000).




                                                For the years ended July 31,
                                            2003                            2002
                                            ----                            ----

                                  Increase         Percent       Increase         Percent
                                 (Decrease)         Change      (Decrease)         Change

Operating revenues              $ 3,946,563         40.71%     $(1,567,999)        (13.93)
Operating income (loss)             464,406         47.77%        (210,375)        (27.62)
Earnings (loss)
   before income taxes            1,325,219         53.21%        (454,168)        (22.31)

Net Earnings (loss) Per Share          0.21         52.50%           (0.06)        (17.65)

     The  following  table  represents  the  changes   [increase/(decrease)]  in
operating  revenues,  operating  income and earnings from continuing  operations before  income taxes by the  respective  industry  segments when compared to the previous period:

                                                For the years ended July 31,
                                            2003                            2002
                                            ----                            ----
                                  Increase                       Increase
                                 (Decrease)       Percent       (Decrease)        Percent
Operating revenues:

  Water                         $   455,747      2,439.11%     $  (133,756)       (87.75%)
  Utilities                       1,280,481         13.24%      (1,434,243)        12.91%
  Fabrication                     2,210,334           --              --             --
                                -----------    -----------     -----------    -----------

Total operating revenues        $ 3,946,562         40.71%     $(1,567,999)        13.93%)
                                ===========    ===========     ===========    ===========
Operating income (loss):

  Water                         $   246,254         15.37%     $  (143,155)      (203.64%)
  Utilities                         225,084         76.65%         (78,193)       (20.18%
  Fabrication                      (280,787)          --              --             --
                                -----------    -----------     -----------    -----------

Total operating (loss)              190,551        302.92%        (221,348)       (69.77%)
                                -----------    ===========     -----------    ===========

General corporate                   273,855                         10,973
Other (expense)                     860,813                       (243,793)
                               -----------                     -----------

Earnings from continuing
operations before income taxes $ 1,325,219                      $  (454,168)
                               ===========                      ===========

     Water revenues  amounted to $474,432,  $18,685,  and $152,441 in 2003, 2002 and 2001, respectively. Sales in 2003 were primarily the first units to Lockheed Martin per a contract signed in November of 2002, and initial units for distributors in UAE, India and Sri Lanka. Sales in previous years were sales of demonstrators of this segment's "Watermaker" product. Expenses were $441,633, $232,140, and $222,741 in 2003, 2002 and 2001, respectively, included development of a business plan, testing and development of a new watermaker model and marketing expenses. AWT has recently signed exclusive sales, marketing and manufacturing agreements with strategic partners in India, UAE and Sri Lanka, in addition to the 3-year agreement signed last year with Lockheed Martin. The effects of such agreements are expected to continue to positively impact 2004.

     Utilities revenues increased (decreased) by $1,280,481, $(1,434,243), and $(163,229) in fiscal 2003, 2002 and 2001, respectively, while operating income was $534,455, $309,371 and $387,564 for fiscal 2003, 2002 and 2001, respectively. Despite lower revenue in 2002 and 2001, the company was able to maintain gross profit margins and trim support costs, maintaining positive operating profit. This is achieved by closely monitoring staffing levels and restricting increased salary changes.

     Gross profit margins were 24.43%, 25.21% and 25.16% for fiscal 2003, 2002 and 2001, with selling, general and administrative expenses as a percentage of sales for the same period of 28.15%, 35.24% and 31.92% for fiscal 2003, 2002 and 2001, respectively, allowing the operating profit as a percent of sales to grow from 3.49% to 4.88% from 2001 to 2003.

     Expense relationships to the various changes in revenues effecting cost of sales and selling, general and administrative expenses are as follows. Cost of sales as a percentage of revenues amounted to 75.58%, 74.79% and 74.85% for the years ended July 31, 2003, 2002 and 2001, respectively as a result of mix change in revenue. Selling, general and administrative expenses as a percentage of revenues were 28.15%, 35.24% and 31.92% for the years ended July 31, 2003, 2002 and 2001, respectively.

Liquidity and Capital Resources

     Liquidity. Cash flow used by operating activities amounted to $(400,174), $(297,888) and $(138,793) for fiscal years 2003, 2002 and 2001, respectively.
Operating cash flow has been supplemented by cash made available from the proceeds on the sale of the various segments and operating divisions.

     Current assets of the Company totaled $5,059,129 at July 31, 2003, an increase of $1,184,029, or 30.55% of the balance at July 31, 2002. Current liabilities increased from fiscal 2002 to fiscal 2003 by $2,076,136, resulting in a decrease in working capital (current assets less current liabilities) to $474,543 at July 31, 2003, from $1,426,009, a decrease of (66.72%). This decrease is primarily attributable to the acquisition of Logic Metals and the result of utilization of cash and short-term investments in operations. The Company believes it has sufficient cash to meet its working capital requirements and debt obligations.

     To accelerate the strategic goals to continue to grow the revenue and improve profitability, the Company is actively seeking a private placement of its public equity. Investment candidates include accredited high net worth individual investors and private investment pools. The Company has, as of October 31, 2003 engaged the corporate finance department of a major placement agent for an initial four-month non-exclusive term. The Company is offering whatever form of investment instrument is attractive to potential investors including but not limited to restricted and free tradable common stock, preferred stock or other convertible security.

     Management believes that it can attract investment capital of between $500,000 and $2,000,000 based on the Company's business strategy. The amount of equity the Company will offer will depend in part on share/conversion price, discount or premium on current market share price and dilution prospects. In addition, the company has available resources, including the sale of treasury stock, sale of marketable securities and imminent release of collateral to generate an additional $500,000.

     There can be no assurances that the Company will be successful in raising the additional working capital through the placement of equity instruments. Failure to obtain additional equity funding will slow the growth of the Company.


     Capital Resources. Hydel has a working capital line-of-credit with a Canadian bank in the amount of $1,400,000. The Canadian credit facility is secured by receivables and inventories of Hydel. Reynolds has a working capital line-of-credit of $400,000 with a major U.S. bank, secured by receivables and inventory. Logic Metals has a working capital line-of-credit of $450,000 with a major U.S. bank, secured by receivables and inventory.

Capital Expenditures

     The Company purchased equipment consisting of normal asset acquisitions and replacements totaling $836,700, $184,970 and $576,807 during fiscal 2003, 2002 and 2001, respectively. Software developed by Reynolds Equipment for resale in the utility market passed Beta test and was capitalized for expenses incurred subsequent to proof of technological feasibility, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Par 5. A Finn-Power turret press for its fabrication segment for approximately $400,000 was purchased in fiscal 2003 and additional costs of placing purchased equipment in service of $197,000. The Company anticipates significant capital expenditures for the furtherance of capability for the newly acquired Logic Metals, including a laser cutting machine, powder coating capability and additional punch capacity. Otherwise, expenditures should be in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries. The Company may, from time to time, purchase such machinery and equipment provided such assets serve as additional collateral for outstanding loans to The Company (and its subsidiaries).

Dividend Policy

     No cash dividends have been declared on common stock by the Company's Board of Directors since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize its cash flow to service debt, for working capital and capital additions, and to finance expansion of its operations.

Other Business Matters

     Accounting for Post-Retirement Benefits. The Company provides no post-retirement benefits for current employees; therefore, FASB No. 106 will have no impact on the Company's financial position or result of operations. The pension benefits reflected in the financial statements of the Company are in regard to employees of a discontinued operation.

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


Item 8.   Financial Statements and Supplementary Data.

     Information required by this item appears in the Consolidated Financial Statements and Report of Independent Certified Public Accountants of Electric & Gas Technology, Inc. and Subsidiaries for July 31, 2003, 2002, and 2001 as listed under Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On July 16, 2003, Electric & Gas Technology, Inc. (the "Registrant" or the "Company") dismissed Whitley Penn (formerly "Jackson & Rhodes PC) as its certifying accountants. The Registrant's Audit Committee has approved this action.

     The audit reports of Whitley Penn on the Registrant's financial statements for the years ended July 31, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Registrant's two most recent fiscal years and through July 16, 2003, there were no disagreements with Whitley Penn on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Whitley Penn, would have caused Whitley Penn to make reference thereto in connection with its reports on the financial statements for such years.

     During the two most recent fiscal years and through July 16, 2003, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

     The Registrant delivered a copy of this Form 8-K report to Whitley Penn on July 16, 2003. Concurrently therewith, the Registrant requested that Whitley Penn furnish it with a letter addressed to the Securities and Exchange Commission (the "SEC") stating whether Whitley Penn agrees with the above statements and, if not, stating the respects in which Whitley Penn does not agree.

     On July 16, 2003, the Registrant engaged Lightfoot Guest Moore & Co., PC ("LGM") as its new independent accountant. The Registrant's Audit Committee has approved this action.

     During the Registrant's two most recent fiscal years and through July 16, 2003, the Registrant did not consult with LGM regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and neither a written report was provided to the Registrant or oral advice was provided that LGM concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing, or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv)of Regulation S-K, or a reportable event pursuant to Item 304(a)(1)(v) of Regulation S-K.




                                    PART III

Item 10.  Directors and Executive Officers of Registrant

     (a) During fiscal year ended July 31, 2003, the following persons served as directors of Registrant:


                                                                       Shares
                                                         Director  Beneficially    (%) of
Name and Age                          Position             Since       Owned      Outstanding

S. Mort Zimmerman (76)     Chairman of the Board,          1985       928,825       13.37%
                           and Director

Daniel A. Zimmerman (42)   President                       1989       294,286        4.24%
                           and Director

George M. Johnston (58)    Vice President, Chief           2002          --           --
                           Financial Officer and Director

Fred M. Updegraff (69)     Vice President,                 1987        79,683        1.15%
                           Treasurer and Director

James J. Ling (80)         Director                        1997          --           --



S. Mort Zimmerman and Daniel A. Zimmerman are father and son.

     (b)   Executive Officers:
           -------------------

           The Executive Officers of Registrant are:

           See (a) above.

           Marie W. Pazol, Secretary

BACKGROUND
----------

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

     George M. Johnston, CPA: Mr. Johnston has served as Vice President and Chief Financial Officer of the Company since May 1, 2002. He was elected a member of the Board of Directors May 2002. From January 1995 to May 2002, Mr. Johnston was an individual practicing public accountant in San Angelo, Texas. From October 1989 to January 1995, Mr. Johnston was Controller and CFO for a
privately held mail sorting equipment manufacturer in Dallas, Texas. Other experience includes Controller of Canmax corporation, a public company engaged in the design of convenience store software, various controller positions for and Mostek Corporation and, CFO of Hamilton Standard Digital Systems, subsidiaries of United Technologies. Mr. Johnston earned a B.B.A. degree in Accounting from Texas Tech University, Lubbock, Texas, and has completed 24 of 32 hours toward an M.S. in Accounting at University of North Texas.

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




Item 11.  Executive Compensation

Summary Compensation Table


                                                                             Long Term Compensation
                                                                             ----------------------

                            Annual Compensation                              Awards              Payouts
                            -------------------                              ------              -------

                                                          Other      Restricted    Number of Shares     Long Term

Name or principal                                        Annual        Stock        Covered By       Incentive Plan    All Other

position              Year      Salary      Bonus     Compensation     Awards       Option Grant         Payout       Compensation
-------------------   ----   -----------   -------    ------------     ------       ------------         ------       ------------

S. Mort Zimmerman     2003   $193,760(a)   $  --         $  --           --              --                --         $ 5,100 (b)

Daniel A Zimmerman    2003   $120,000      $  --         $  --           --              --                --         $ 9,112 (c)


S. Mort Zimmerman     2002   $193,760(a)   $  --         $  --           --              --                --         $ 5,100 (b)

Daniel A Zimmerman    2002   $132,593      $  --         $  --           --              --                --         $ 9,112 (c)


S. Mort Zimmerman     2001   $237,400(a)   $  --         $  --           --             3,155              --         $ 5,100 (b)

Daniel A. Zimmerman   2001   $146,134      $  --         $  --           --            18,750              --         $15,138 (c)

Edmund W. Bailey      2001   $120,000      $  --         $  --           --            22,500              --         $ 1,200 (d)


S. Mort Zimmerman-Chairman of the Board.
Daniel A. Zimmerman-President.
George M. Johnston-Vice President and Chief Financial Officer.

(a) A portion of the payments were made to an affiliate, Interfederal Capital, Inc., as a management fee and includes accrued and unpaid compensation of $75,000 for fiscal year 2003, 2002 and 2001, respectively.
(b) Expense allowances.
(c) Company match of 401 (K) employee contributions and expense allowances.
(d) Company match of 401 (K) employee contributions.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a) The following tables sets forth the number of shares of Common Stock of holders of the Company known to the Company to be the beneficial owner of more than five (5%) percent of its Common Stock at July 31, 2003.

                               Amount and Nature of                  Percent of
Name and Address                 Beneficial Owner                      Class
----------------                 ----------------                      -----

S. Mort Zimmerman                  928,825 (1)                         13.37%
13636 Neutron Road
Dallas, Texas  75244-4410

     (b) The following table sets forth the number of shares of Common Stock of Registrant owned by all directors and officers as a group as of July 31, 2003:

                               Amount and Nature of                  Percent of
Name of Beneficial Owner       Beneficial Ownership                    Class
------------------------       --------------------                    -----

S. Mort Zimmerman                  928,825 (1)                         13.37%
Chairman of the Board
and President

Daniel A. Zimmerman                294,286 (2)                         4.24%
Sr. Vice President
and Director

Fred M. Updegraff                   79,683                             1.15%
Vice President Treasurer
and Director

All Officers and Directors,
as a Group                       1,330,357                            19.15%

     (1) Includes (i) 111,351 shares of the 1,113,507 shares owned beneficially and of record by Trans-Exchange Corporation, in which S. Mort Zimmerman has a 10% beneficial interest; and (ii) 23,572 shares owned by Glauber Management Company, a firm 42% owned by S. Mort Zimmerman and in which he effectively controls the voting of the company's stock owned by such firm. S. Mort Zimmerman disclaims any beneficial interest in the shares owned by his wife's estate and their adult children.

     (2)  S. Mort Zimmerman and Daniel A. Zimmerman are father and son.

Item 13.   Certain Relationships and Related Transactions

THE FOLLOWING IS A SUMMARY OF ADVANCES TO AND FROM AFFILIATED COMPANIES AT JULY 31, 2003:
                                                      2003              2002
                                                   ---------         ---------

Interfederal Capital, Inc.                         $ 328,673         $ 213,776
IFC Industries                                        14,774            78,206
M&M Trans Exchange                                   375,118           304,330
Comtec, Inc.                                          62,389              --
Glauber Management                                   (60,600)          (75,000)
Petroleum Dynamic                                     (4,222)              463
Officers                                            (289,949)         (214,949)
                                                    ---------        ---------

                                                    $426,183          $327,941
                                                    =========         ========


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                    (a) Documents filed as part of this Report

     1.   Financial Statements

          Consolidated Financial Statements of Electric & Gas Technology, Inc. and Subsidiaries:

          (i)  Reports of Independent Certified Public Accountants

          (ii) Consolidated Balance Sheets at July 31, 2003 and July 31, 2002.

          (iii)Consolidated Statements of Operations for the three years ended July 31, 2003, 2002 and 2001.

          (iv) Consolidated Statements of Changes in Stockholders' Equity for the three years ended July 31, 2003, 2002 and 2001.

          (v) Consolidated Statements of Cash Flows for the three years ended July 31, 2003, 2002 and 2001.

          (vi) Notes to Consolidated Financial Statements

          2. Financial Statement Schedules Required by Item 8 of Form 10-K and paragraph (d) of Item 14

                    None

          3.   Exhibits

          3.1  Articles of Incorporation of Registrant (filed as Exhibit 3.1 and
               3.2  to  Registration   Statement  form  S-18  -  registrant  No.
               33-2147FW of Registrant and Incorporation herein by reference.

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

         10.32 U.S. Small Business Administration authorization and loan agreement dated August 3, 1994 between Independence Funding Company Ltd. and Electric & Gas Technology, Inc., Reynolds Equipment Company, Superior Technology, Inc. and Fridcorp Plastics, Inc. and Note for $1,000,000 (filed as exhibit 10.32 to Form 10-K, filed October 27, 1994 and incorporated herein by reference).

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

          (b)  Reports on form 8-K

               Current report-Form 8-K filed July 22, 2003: Item 4. Change in Registrant's Certifying Accountant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ELECTRIC & GAS TECHNOLOGY, INC.


                           By: /s/ George M. Johnston
                               ----------------------
                       George M. Johnston, Vice President
                           and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacity and on the date set-forth following their name:


       Signature               Capacity                             Date
       ---------               --------                             ----

/s/ S. Mort Zimmerman    Chairman and President                November 12, 2003
---------------------
S. Mort Zimmerman


/s/ Daniel A. Zimmerman  Senior Vice President                 November 12, 2003
-----------------------  and Director
Daniel A. Zimmerman


/s/ George M. Johnston   Vice President,                       November 12, 2003
----------------------   Chief Financial Officer And Director
George M. Johnston


/s/ Fred M. Updegraff    Vice President, Treasurer             November 12, 2003
---------------------    and Director
Fred M. Updegraff


/s/ James J. Ling        Director                              November 12, 2003
-----------------
James J. Ling

                         ELECTRIC & GAS TECHNOLOGY, INC.
                                AND SUBSIDIARIES


                             JULY 31, 2003 AND 2002



                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         31-32

CONSOLIDATED FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEETS                                  33-34

              CONSOLIDATED STATEMENTS OF OPERATIONS                           35

              CONSOLIDATED STATEMENTS OF CHANGES IN
              STOCKHOLDERS' EQUITY                                         36-37

              CONSOLIDATED STATEMENTS OF CASH FLOWS                        38-39

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   40-63

               Report of Independent Certified Public Accountants





Board of Directors and Stockholders
Electric & Gas Technology, Inc. and Subsidiaries


     We have audited the accompanying consolidated balance sheet of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


LightfootGuestMoore P.C.


Dallas, Texas
November 12, 2003

               Report of Independent Certified Public Accountants





Board of Directors and Stockholders
Electric & Gas Technology, Inc. and Subsidiaries


     We have audited the accompanying consolidated balance sheet of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


Whitley Penn


Dallas, Texas
October 28, 2002




                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                    July 31,

                                     ASSETS

CURRENT ASSETS                                                       2003            2002
                                                               ------------    ------------
            Cash and cash equivalents                          $     46,352    $     54,615
            Investments, market                                      56,965         127,500
            Accounts receivable trade                             2,167,316       1,377,531
            Inventories                                           2,683,919       2,240,673
            Deferred tax asset                                       17,856            --
            Prepaid expenses                                         86,721          74,781
                                                               ------------    ------------

                      Total current assets                        5,059,129       3,875,100
                                                               ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, net

             Property, plant and equipment                        5,835,403       3,912,052
             Less accumulated depreciation                       (2,856,655)     (2,311,630)
                                                               ------------    ------------

                      Total property, plant and equipment         2,978,748       1,600,422
                                                               ------------    ------------

OTHER ASSETS

             Investment in Dresser Engineers and Contractors        257,200         190,500
             Investment in Orasee Corp.                             447,019         990,000
             Certificates of deposit, pledged                       601,750         830,481
             Idle facility                                          447,110         447,110
             Due from affiliates - net                              426,183         327,941
             Other                                                  130,425         147,645
                                                               ------------    ------------

                      Total other                                 2,309,687       2,933,677
                                                               ------------    ------------

TOTAL ASSETS                                                   $ 10,347,564    $  8,409,199
                                                               ============    ============

                             See accompanying notes







                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                    July 31,

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                                       2003            2002
                                                                    ------------    ------------
             Notes payable                                          $  1,728,991    $    995,602
             Accounts payable                                          1,859,223       1,023,606
             Accrued liabilities                                         375,482         240,408
             Income taxes payable                                         40,716           9,609
             Current maturities of long-term obligations                 361,815         149,672
             Current portion of minimum pension liability                218,359          89,605
                                                                    ------------    ------------

                     Total current liabilities                         4,584,586       2,508,502
                                                                    ------------    ------------

LONG-TERM OBLIGATIONS
             Long-term obligations, less current maturities            2,134,639       1,366,143
             Minimum pension liability                                   958,983       1,007,568
             Deferred tax liability                                      160,473          92,900
                                                                    ------------    ------------

                     Total long-term obligations                       3,254,095       2,466,611
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES                                               --              --

STOCKHOLDERS' EQUITY
             Preferred stock, $10 par value, 5,000,000 shares
               Authorized                                                   --              --
             Common stock, $.01 par value, 30,000,000 shares
               authorized, issued 6,946,934 in 2003 and 6,471,934
               in 2002                                                    69,469          64,719
             Additional paid-in capital                                9,572,201       9,362,601
             Accumulated deficit                                      (5,399,947)     (4,169,723)
             Pension liability adjustment                             (1,168,016)     (1,073,446)
             Cumulative translation adjustment                          (419,805)       (605,046)
                                                                    ------------    ------------

                     Stockholders equity before treasury stock         2,653,902       3,579,105

             Treasury stock, at cost 123,000 shares in 2003 and         (145,019)       (145,019)
                                                                    ------------    ------------
                                                                                            2002

                     Total stockholders' equity                        2,508,883       3,434,086
                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 10,347,564    $  8,409,199
                                                                    ============    ============

                             See accompanying notes




                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              Years ended July 31,

                                                     2003            2002            2001
                                               ------------    ------------    ------------
Sales                                          $ 13,639,739    $  9,693,176    $ 11,261,175

Cost of goods sold                               10,308,172       7,249,866       8,428,601
                                               ------------    ------------    ------------

           Gross profit                           3,331,567       2,443,310       2,832,574

Selling, general and administrative expenses      3,839,402       3,415,551       3,594,440
                                               ------------    ------------    ------------

           Operating loss                          (507,835)       (972,241)       (761,866)
                                               ------------    ------------    ------------

Other income and (expenses)
           Interest, net                           (197,811)       (146,400)       (105,870)
           Other:
               Investment gain (loss)              (475,408)     (1,370,700)     (1,191,425)
               Other                                 15,959            (973)         23,015
                                               ------------    ------------    ------------
           Total other expenses                    (657,260)     (1,518,073)     (1,274,280)
                                               ------------    ------------    ------------
Loss before income taxes                         (1,165,095)     (2,490,314)     (2,036,146)

Provision for income taxes                           65,129           8,385          88,530
                                               ------------    ------------    ------------

NET LOSS                                       $ (1,230,224)   $ (2,498,699)   $ (2,124,676)
                                               ============    ============    ============

Loss available per common share                $      (0.19)   $      (0.40)   $      (0.34)
                                               ============    ============    ============

Weighted average common shares outstanding        6,632,267       6,223,767       6,215,184
                                               ============    ============    ============

                             See accompanying notes




                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    Years ended July 31, 2003, 2002 and 2001

                                                Preferred       Common       Paid-in      Retained
                                                  Stock         Stock        capital      Earnings
                                              ------------   -----------   -----------   -----------
Balance at July 31, 2000                      $       --     $    62,576   $ 9,279,653   $   453,652
           Net loss for the year                      --            --            --      (2,124,676)
           Pension liability adjustment               --            --            --            --
           Currency translation adjustments           --            --            --            --
           Comprehensive income (loss)                --            --            --            --
           Purchase of treasury stock                 --            --            --            --
           Redemption of preferred stock              --             263        30,217          --
                                              ------------   -----------   -----------   -----------
Balance at July 31, 2001                              --          62,839     9,309,870    (1,671,024)
           Net loss for the year                      --            --            --      (2,498,699)
           Pension liability adjustment               --            --            --            --
           Currency translation adjustments           --            --            --            --
           Comprehensive income (loss)                --            --            --            --
           Purchase of treasury stock                 --            --            --            --
           Stock issued for services                  --           1,880        52,731          --
                                              ------------   -----------   -----------   -----------
Balance at July 31, 2002                              --          64,719     9,362,601    (4,169,723)
           Net loss for the year                      --            --            --      (1,230,224)
           Pension liability adjustment               --            --            --            --
           Currency translation adjustments           --            --            --            --
           Comprehensive income (loss)                --            --            --            --
           Purchase of treasury stock                 --            --            --            --
           Stock issued for acquisition               --           4,000       169,400          --
           Stock issued for services                  --             750        40,200          --
                                              ------------   -----------   -----------   -----------
Balance at July 31, 2003                      $       --     $    69,469   $ 9,572,201   $(5,399,947)
                                              ============   ===========   ===========   ===========

                             See accompanying notes




                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
                    Years ended July 31, 2003, 2002 and 2001

                                                                                           Accumulated     Reserve
                                               Pension                                        Other       Redemption
                                              liability     Translation    Comprehensive     Preferred     Treasury
                                              adjustment     adjustment       Income          Stock         Stock         Total
                                             -----------    -----------    -----------    ------------   -----------
Balance at July 31, 2000                     $   (84,085)   $  (512,748)   $  (596,833)   $       --     $    (9,363)   $ 9,189,685
           Net loss for the year                    --             --             --              --            --       (2,124,676)
           Pension liability adjustment         (457,231)          --         (457,231)           --            --         (457,231)
           Currency translation adjustments         --          (46,262)       (46,262)           --            --          (46,262)
                                                                                                                        -----------
           Comprehensive income (loss)              --             --             --              --            --       (2,628,169)
           Purchase of treasury stock               --             --             --              --        (134,980)      (134,980)
           Redemption of preferred stock            --             --             --              --            --           30,480
                                             -----------    -----------    -----------    ------------   -----------    -----------
Balance July 31, 2001                           (541,316)      (559,010)    (1,100,326)           --        (144,343)     6,457,016
           Net loss for the year                    --             --             --              --            --       (2,498,699)
           Pension liability adjustment         (532,130)          --         (532,130)           --            --         (532,130)
           Currency translation adjustments         --          (46,036)       (46,036)           --            --          (46,036)
                                                                                                                        -----------
           Comprehensive income (loss)              --             --             --              --            --       (3,076,865)
           Purchase of treasury stock               --             --             --              --            (676)          (676)
           Stock issued for services                --             --             --              --            --           54,611
                                             -----------    -----------    -----------    ------------   -----------    -----------
Balance July 31, 2002                         (1,073,446)      (605,046)    (1,678,492)           --        (145,019)     3,434,086
           Net loss for the year                    --             --             --              --            --       (1,230,224)
           Pension liability adjustment          (94,570)          --          (94,570)           --            --          (94,570)
           Currency translation adjustments         --          185,241        185,241            --            --          185,241
           Comprehensive income (loss)              --             --             --              --            --       (1,139,553)
           Stock issued for acquisition          173,400
           Stock issued for services                --             --             --              --            --           40,950
                                             -----------    -----------    -----------    ------------   -----------    -----------

Balance at July 31, 2003                     $(1,168,016)   $  (419,805)   $(1,587,821)   $       --     $  (145,019)   $ 2,508,883
                                             ===========    ===========    ===========    ============   ===========    ===========

                            See accompanying notes.



                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Years ended July 31,

                                                               2003           2002           2001
                                                          -----------    -----------    -----------
Cash flows from operating activities:
           Net loss                                        $(1,230,224)   $(2,498,699)   $(2,124,676)
           Adjustments to reconcile net loss to
              net cash used in operating activities:
                    Depreciation of property, plant and
                       equipment                               257,830        217,043        161,365
                    Stock issued for services                   40,950         54,611         30,480
                    Amortization of goodwill and patents          --           94,213          6,684
                    Loss (Gain) on sale of assets                 --           37,674        (18,500)
                    Gains/Losses on investments                475,408      1,370,700      1,191,425
                    Changes in assets and liabilities:
                       Accounts receivable                    (343,272)       191,134        357,348
                       Inventories                            (124,380)       123,245         89,129
                       Prepaid expenses                        (11,941)        12,268          8,380
                       Other assets                              3,282        123,403        (14,952)
                       Accounts payable                        402,792         26,479         60,867
                       Accrued liabilities                      48,557          4,652         66,487
                       Deferred income taxes                    49,717           --             --
                       Income taxes                             31,107           --           47,170
                                                           -----------    -----------    -----------

Net cash used in operating activities                         (400,174)      (243,277)      (138,793)
                                                           -----------    -----------    -----------

Cash flows from investing activities:
           Purchase of property, plant and equipment          (836,700)      (184,970)      (576,807)
           Proceeds from sale of equipment                        --             --           18,500
           Cash acquired in acquisition of subsidiary           38,548           --             --
           Investments in affiliates                           (98,705)        79,041       (106,197)
           Investments                                          71,408            300        135,849
           Certificate of deposits                             228,731         (2,348)     1,137,327
                                                           -----------    -----------    -----------

Net cash (used in) provided by investing activities           (596,718)      (107,977)       608,672
                                                           -----------    -----------    -----------


Cash flows from financing activities:
           Proceeds on long-term obligations                   729,000         86,551        442,007
           Payments on long-term obligations                  (319,195)      (202,641)      (160,275)
           Purchase of treasury stock                             --             (676)      (134,980)
           Increase (decrease) in notes payable                483,389        (17,978)      (482,501)
                                                           -----------    -----------    -----------

Net cash provided by (used in) financing activities            893,194       (134,744)      (335,749)
                                                           -----------    -----------    -----------

                            See accompanying notes.



                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                              Years ended July 31,

                                                        2003         2002         2001
                                                     ---------    ---------    ---------

Effect of exchange rate changes on cash                 95,435      (17,386)     (26,398)
                                                     ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH
             AND CASH EQUIVALENTS                       (8,263)    (503,384)     107,732

Cash and cash equivalents - beginning of year           54,615      557,999      450,267
                                                     ---------    ---------    ---------

Cash and cash equivalents - end of year              $  46,352    $  54,615    $ 557,999
                                                     =========    =========    =========


Supplemental disclosures of cash flow information:

Cash paid during the year for:
             Interest                                $ 215,785    $ 234,963    $ 521,430
                                                     =========    =========    =========

             Income taxes                            $    --      $  47,016    $  36,056
                                                     =========    =========    =========

Non-cash transactions:
The Company issued 400,000 shares of common stock valued at $173,400 in exchange for 80% of the common stock outstanding of LMT. The assets received and the liabilities assumed are as follows: See Note 13.

         Assets acquired:
            Cash                                     $   38,548
            Accounts receivable                         446,513
            Inventories                                 318,866
            Equipment                                   709,649
                                                     ----------
                Total assets                          1,513,576
                                                     ----------

         Liabilities assumed:
            Notes payable                               250,000
            Accounts payable                            420,979
            Accrued expenses                             86,517
            Long-term debt                              570,834
            Minority interest                            11,846
                                                     ----------
                Total liabilities assumed             1,340,176
                                                     ----------
                Net investment                       $  173,400
                                                     ==========

                            See accompanying notes.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Nature of Business

Organization and operations

     Electric & Gas Technology, Inc.("the Company" or "ELGT") was organized under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. In April, 1985, the Company (i) acquired from Commercial Technology, Inc. ("COMTEC"), an affiliated company, all of the stock of Reynolds Equipment Company ("Reynolds") for stock of the Company and (ii) acquired from a subsidiary of COMTEC all of the stock of Retech, Inc. ("Retech") [formerly Test Switch Technology, Inc.("Test Switch"), formerly Superior Technology, Inc. ("Superior")] for stock of the Company. In 1988, the Company acquired 85% (and subsequently 100%) of the stock of Data Automation Company, Inc. ("DAC") from Video Science Technology, Inc., formerly an affiliate of COMTEC and of the Company; DAC owned 100% of Domac Plastics, Inc. ("Domac") and Logic Design Metals, Inc. ("Logic"). Domac and Logic were subsequently sold. During 1992 Logic merged into DAC, its parent, and DAC changed its name to Logic Design Metals, Inc. and is referred to herein as "Logic". Hydel Enterprises, Inc. ("Hydel") [formerly Stelpro Limited ("Stelpro")] was acquired by the Company in April 1992, in exchange for 166,474 shares of Company Common Stock and $1,100,000 (Cdn. funds)(April 30, 1992, exchange rate: .8370). On August 1, 1992, Hydel acquired all of the outstanding capital stock of Hydel Engineering Limited ("Hydel Engineering") for cash and notes payable of approximately $719,000 ($850,000 Cdn.). Hydel Engineering was merged into Hydel effective August 1, 1995. The number of shares of Company Common Stock issued in the acquisition of Hydel was determined through arms-length negotiations. Superior Magnetics, Inc. ("SMI") was formed by the Company to acquire the operating assets of the business operations of Denison Magnetics of Texas Instruments Incorporated on November 30, 1992 for cash and deferred payments of approximately $2,900,000. The Company incorporated Atmospheric Water Technology, Inc. (formerly Atmospheric and Magnetics Technology, Inc.) ("AWT") on June 10, 1996 under the laws of the State of Texas. AWT was formed to undertake the Company's venture into the water industry. The Company acquired an 80% interest in Logic Metals Technology, Inc. ("LMT") a corporation organized under the laws of Texas from an affiliate of the Company (Interfederal Capital, Inc.) on January 1, 2003 under the laws of Texas.

     The Company presently is the owner of 100% of Reynolds and Hydel, 91.5% of AWT and 80% of LMT and, through such subsidiaries, operates in three distinct business segments: (1) production of atmospheric water, filtration and enhanced water products (AWT); (2) the manufacture and sale of natural gas measurement, metering and odorization equipment (Reynolds); and (3) the manufacture and sale of electric meter enclosures and pole-line hardware for the electric utility industry and the general public (Hydel).

While the Company has incurred losses over the past years, the Company has the ability to raise capital in order to accelerate the strategic goals to continue to grow the revenue and improve profitability. The Company is actively seeking a private placement of its public equity. Investment candidates include accredited high net worth individual investors and private investment pools. The Company has, as of October 31, 2003, engaged the corporate finance department of a major placement agent for an initial four-month non-exclusive term. The Company is offering whatever form of investment instrument is attractive to potential investors including but not limited to restricted and free tradable common stock, preferred stock or other convertible security.

     Management believes that it can attract investment capital of between $500,000 and $2,000,000 based on the Company's business strategy. The amount of equity the Company will offer will depend in part on share/conversion price, discount or premium on current market share price and dilution prospects. In addition, the company has available resources, including the sale of treasury stock, sale of marketable securities and imminent release of collateral to generate an additional $500,000.

     While management believes that the Company would be able to achieve the above funding, there is no assurance that this will occur. Failure to obtain additional equity funding will slow the growth of the Company.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.  Accounting Policies

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Basis of Accounting

     The accounts are maintained and the consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles  of  Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

     Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the 2003 presentation. The company retroactively restated its financial statements to reflect a 3 for 4 reverse stock split effective June 13, 2001.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results may well vary from the estimates that are used.

Cash Equivalents

     For purposes of the statement of cash flows, the Company considers any short-term cash investments with an original maturity of three months or less to be a cash equivalent.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




2.    Accounting policies (continued)

Accounts Receivable

     The Company performs periodic credit evaluations of its customers' financial condition and extends credit to virtually all of its customers without collateralization. Credit losses to date have been insignificant and within management's expectations. As of July 31, 2003, management has recorded no allowance for bad debts. As of July 31, 2002, management had recorded an allowance for bad debts of $20,094. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

Inventories

     Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market as determined by the first-in, first-out method.

Depreciation and Amortization

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

Property,  Plant  and  Equipment

     Property, plant and equipment are stated at cost. Depreciation is computed based on the following useful lives:

                                                                Years
                                                                -----
          Machinery and equipment                               3 -15
          Buildings and improvements                            4 -33
          Furniture, fixtures and equipment                     3 -10


Research and Development Costs

     In accordance with Statements of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, all costs incurred to establish the technological feasibility are research and development costs. In accordance with this provision, the Company has expensed approximately $217,000 of research and development related expenses from inception through February 2003. The costs that were expensed related to the creation a working model from the white paper created by the engineer, mainly related to the labor of the technicians and programmers, with a small portion being related to various computer components. The Company reached technological feasibility in February 2003 and a working model was the product's first independent usage. Costs incurred subsequent to February 2003 aggregating $132,000 for such software development have been capitalized and will be amortized over a 5 year period.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Income Taxes

     Deferred income taxes are determined using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Earnings (Loss) Per Share

     Basic earnings (loss) per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if accounts or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the years ended July 31, 2003, 2002 and 2001, dilutive earnings (loss) per common share is not presented since there exist no dilutive common stock equivalents.

Stock-Based Compensation

Stock-based compensation is determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award. However, SFAS No. 123 also allows an entry to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees.

Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to measure compensation cost for options issued to employees under APB Opinion No. 25. Options issued to non-employees are measured in accordance with SFAS No. 123.

Revenue and Expense Recognition

     The Company recognizes revenue when title passes to its customers upon shipment of its products for final delivery. Expenses are recognized in the period in which incurred.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    Accounting policies (continued)


Foreign Currency Translation

     The financial statements are presented in United States dollars. In accordance with SFAS No. 52, Foreign Currency Translation, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of shareholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Comprehensive Income

     The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive loss consists of net loss, foreign currency translation adjustments and pension liability adjustment and is presented in the accompanying consolidated statement of changes in stockholders' equity. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations.

Impairment of Long-Lived Assets

     The Company periodically evaluates the net realizable value of long-lived assets, including property, equipment and investments, relying on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. Impairment is assessed by evaluating the estimated undiscounted cash flows over the asset's remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized.

Product Warranties

     The Company offers a two and four year warranty for certain utility products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company provides a basic limited warranty, including parts and labor, for those products for two or four years. The Company's warranty expense has been minimal.

Shipping and Handling Costs

     In accordance with the Emerging Issue Task Force ("EITF") issue 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company includes shipping and handling fees billed to customers as a credit (offset) to shipping costs in operating expenses and shipping and handling costs associated with outbound freight in operating expenses in the accompanying consolidated statements of operations. The shipping and handling costs associated with outbound freight in operating expenses were approximately $65,000, $57,000 and $42,000 for the fiscal years ended July 31, 2003, 2002 and 2001, respectively.

Affiliates

     The Company is affiliated with various entities (together, the "Affiliates"). The Affiliates are primarily owned by the Company's Chief Executive Officer, S. Mort Zimmerman, and his family. See Note 11 for discussion of related-party transaction with the Affiliates.

3.    Inventories


     Inventories consisted of the following at July 31,:

                                                      2003         2002
                                                  ----------   ----------
        Raw materials                             $1,035,450   $  942,187
        Work-in-process                              607,343      385,443
        Finished goods                             1,041,126      913,043
                                                  ----------   ----------

                                                  $2,683,919   $2,240,673
                                                  ==========   ==========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    Property, Plant and Equipment

     Property, plant and equipment consisted of the following at July 31,:

                                                          2003           2002
                                                     -----------    -----------

     Land                                            $   181,644    $   177,630
     Buildings and improvements                        1,299,976      1,160,955
     Machinery and equipment                           3,751,458      2,208,893
     Furniture, fixtures & equipment                     602,325        364,574
                                                     -----------    -----------
                                                       5,835,403      3,912,052
     Less accumulated depreciation                    (2,856,655)    (2,311,630)
                                                     -----------    -----------

                                                     $ 2,978,748    $ 1,600,422
                                                     ===========    ===========

5.    Other Assets

     In June 1997, litigation was commenced by the Company regarding certain transactions related to a loan from American Circuit Breaker Corporation arising out of its previous sale of the meter socket division of Retech. On December 12, 1997, the litigation was dismissed as result of an agreement between the parties whereby the Company received a 20% interest in Pioneer Power Corporation ("Pioneer"). The Company and the settling parties agreed that the value of the 20% interest was worth $1,250,000. Pioneer owns 100% of Pioneer Transformers Ltd. ("Pioneer Ltd."), a Canadian company that manufactures and sells transformers and Conte Glacz Industries, Inc., ("CGI") which manufacture electrical control and power distribution equipment. As of December 31, 2001 Pioneer Ltd.'s and CGI's audited financial information reflected total assets of approximately $15,900,000 with corresponding revenues for the year then ended of approximately $35,600,000. As part of the agreement, the Company intended to spin-off approximately 80% of its 20% interest in Pioneer to its shareholders. The Company fully reserved its investment in Pioneer during the year ended July 31, 2002. Pioneer agreed to the obligation to the company in a written agreement to avoid further litigation, and then refiled a petition disputing the debt in Delaware. As of July 31, 2003, the Company is contesting the petition.

     The Company has loaned Dresser Engineers and Contractors, Inc. ("Dresser") $1,046,800 as of July 31, 2001 Dresser has defaulted on the repayment of this debt. Accordingly, the Company wrote down its receivable to $500,000 in fiscal 2001. During fiscal 2002, the Company assigned $175,000 of the estimated loan then valued at $500,000 in exchange for common stock in CDT Systems, Inc. Subsequently, the value of the collateral declined by approximately 50% and the Company wrote down its value of the note to $190,500 as of July 31, 2002, the amount it expects to recover from collateral and personal guarantees. A portion of the note to Dresser is guaranteed by Dresser's principal shareholder and is collateralized by approximately 500,000 shares of a public company's common stock that trades at approximately $.50 per share. Subsequent to July 31, 2003, the company has received a judgment transferring the title of the 500,000 shares of Rentech stock to the company. In addition, CDT Systems, Inc. has assigned its interest in the Rentech, Inc. common stock in exchange for unpaid rent of $66,700 and other expenses due to the Company. The rent income was recorded in other income. The Company has sold 350,000 shares at prices ranging from $0.70 to $0.75 per share as of November 10, 2003. See Note 11.

     During the year ended July 31, 1999, the Company invested $500,000 in common stock whick was fuly reserved in the forth quarter 2003 and $500,000 ($447,019 at July 31, 2003) in a convertible debenture in Orasee Corp. (formerly i3-Dx.com, Inc.) ("Orasee"), a privately held company which is in the development stage. Orasee is a high-tech company that utilizes the internet for the development and distribution of its products. Orasee's technology is based on three-dimensional photographic lenticular imaging and is suitable for any application that may benefit from increased visualization, such as medical imaging, advertising and marketing. The Company owns approximately 7.3% of Orasee's Class A common shares (4.5 million shares) and has warrants to purchase another 2.5 million shares.

     A note in the amount of $447,110 is due from the purchaser of Retech's Paris, Texas dormant manufacturing facility. The note provided for monthly payments of $2,981 interest only for twelve months and then forty-eight successive monthly payments of $4,272, which includes principal and interest. The purchaser of the building, after making a few payments, has deeded back the property. The Company will continue to market the remaining facility and expects to recover its basis in such property.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.    Notes Payable

     Notes payable consisted of the following at July 31,:

                                                           2003         2002
                                                       ----------   ----------

          Note payable, bank Canada (a)                $  921,850   $  746,586
          Note payable bank - Reynolds (b)                356,761      231,216
          Note payable bank - LMT (c)                     450,000         --
          Note payables, ELGT                                 380       17,800
                                                       ----------   ----------

                                                       $1,728,991   $  995,602
                                                       ==========   ==========

     (a) Note payable Canadian bank, consists of a demand bank loan with a maximum loan amount of $1,563,000, payable on demand; bearing interest at the bank's prime rate plus 1.00%; secured by trade receivables and inventories; and collateralized by guaranties of $36,000 from Retech, Inc. and $710,000 from the Company and a demand installment loan of $34,000 to a bank, also collateralized by the aforementioned guarantees, and a payable due a bank collateralized by an affiliate's certificate of deposit with interest at 7%.
     (b) 2003 - Note payable, bank Reynolds consists of a line of credit with a maximum loan amount of $400,000, payable on demand; bearing interest at the bank's prime rate plus 2.00%; secured by trade receivables and inventories, and guaranteed by Dan Zimmerman, an officer of The Company. 2002 - Note payable, bank Reynolds consists of an interim loan, secured by a certificate of deposit with a fixed 7% rate of interest.
     (c) Note payable, bank LMT consists of a line of credit with a maximum loan amount of $450,000, payable on demand; bearing interest at the bank's prime rate plus 2.00%; secured by trade receivables and inventories, guaranteed by the president of LMT, S. Mort Zimmerman, an officer of The Company and by Interfederal Capital, Inc., an affiliate.


     Information relating to short-term borrowing is as follows:

                                                          2003          2002
                                                      ----------    ----------

        Balance at end of year                        $1,728,991    $  995,602
        Maximum borrowing                             $2,250,000    $1,089,216
        Average balance                               $1,227,416    $  922,328
        Average effective interest rate                     5.9%          6.5%


     Maximum borrowings are the maximum amount of aggregate short-term borrowing outstanding at any month end during the year. The average short-term borrowings were computed by dividing the aggregate borrowing for the year by the number of days the borrowings were outstanding during the year. The weighted average rate was computed by dividing the average borrowing into total interest on short-term borrowing.

7.    Long-term Obligations

     Long-term obligations consist of the following at July 31,:

                                                                2003      2002
                                                              --------  --------

Mortgage  note payable due in monthly  payments of principle and interest at 2.75% above prime from October 10, 1994 over
twenty   years.    Guaranteed   by   the   Small    Business
Administration.(a)                                            $337,149  $482,239

Note  payable  to a bank,  bearing  interest  at prime  plus
1.25%, due in monthly principal and interest installments of
$12,000  until  October  2003,   secured  by  machinery  and
equipment and land and building.(b)                               --      18,284

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.    Long-term Obligations (continued)




                                                                2003      2002
Capitalized lease obligation to a bank bearing interest at -------- -------- 7.75%. Interest only until August 2003, then in monthly
installments of $12,179 including interest.(c)                 489,736   501,803

Note  payable to a bank  bearing  interest  at 5.2%,  due in monthly principal and interest  installments of $9,118 until
November 4, 2007, secured by a certificate of deposit.(a)      431,415   490,000

Note payable to a bank,  bearing  interest at 5.44%,  due in monthly  installments of $5,854 until March 5, 2006. secured by certain  equipment.  Guaranteed by an officer of ELGT and
an  officer  of  LMT  and  Interfederal   Capital,  Inc.  an
affiliate.  LMT  has  obtained  a  waiver  of  certain  loan covenants  on its assumed  debt in the  acquired  subsidiary
through January 31, 2004. (d)                                  324,215      --

Note payable to bank bearing  interest at an effective  rate
of  5.5%,   principal   and  interest  are  due  in  monthly
installments of $10,357 until July 2007,  secured by certain
equipment. (d)                                                  443,985     --

Note payable (unsecured) to an individual,  imputed interest at an effective rate of 5.5%, principal and interest are due
in monthly installments of $1,000 until January 2010.(d)         65,456     --

Mortgage  payable  to a  bank  bearing  interest  at  6.27%, principal  and interest are due in monthly  installments  of
$3,186  until  February  2018,   secured  by  the  building.
Guaranteed by Dan Zimmerman, an officer of the company.(b)      386,421     --


                                                          2003           2002
                                                     -----------    -----------
Various other installment notes and capitalized
lease obligations                                         18,077         23,489
                                                     -----------    -----------

Total amount of obligations                            2,496,454      1,515,815

Less current maturities                                 (361,815)      (149,672)
                                                     -----------    -----------

                                                     $ 2,134,639    $ 1,366,143
                                                     ===========    ===========

     The prime rate was 4.00% and 4.75% at July 31, 2003 and 2002, respectively.

The aggregate annual principal payments are as follows:

        Year Ending July 31,

        2004                                                        $   361,815
        2005                                                            379,033
        2006                                                            585,189
        2007                                                            356,908
        2008                                                            181,328
        Thereafter                                                      632,181
                                                                    -----------
        Total                                                        $2,496,454
                                                                     ==========

(a) ELGT
(b) Reynolds
(c) Hydel
(d) LMT

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.    Accrued Liabilities

     Accrued liabilities consisted of the following at July 31:

                                                           2003           2002
                                                         --------       --------

        Payroll                                          $123,779       $ 82,342
        Commissions                                        47,673         32,947
        Vacation pay                                       94,282         25,668
        Taxes                                              38,812         24,012
        Interest                                           17,800          1,489
        Miscellaneous                                      53,136         73,950
                                                         --------       --------

                                                         $375,482       $240,408
                                                         =========      ========


9.    Commitments and Contingencies

     Rent expense, principally for the Canadian manufacturing facility and beginning in the year ended July 31, 2003, the building for AWT and LMT, owned by an affiliate, for the years ended July 31, 2003, 2002 and 2001, was $267,799, $141,000 and $135,000, respectively, consisting primarily of minimum rentals.

     The minimum lease commitment is as follows:
                  2004                           $177,561
                  2005                            181,528
                  2006                            193,429
                  2007                            134,242

See note 11.

Litigation

     Allied Products Co had filed suit against the Company regarding the Preferred Stock issued by the Company in connection with its investment in Cooper Manufacturing Corporation ("Cooper") and the rights pertaining thereto. The suit was filed in the Eastern District of Illinois (Chicago). The Cooper bankruptcy court confirmed the debtor's Plan of Reorganization on November 21, 1997.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.    Commitments and Contingencies (continued)

The Illinois' court awarded Allied a summary judgment and dismissed the Company's counterclaim on November 3, 1998; however, the issue of damages was not addressed by the court at that time. On January 28, 2000, the court awarded a judgment in favor of Allied and against the Company in the amount of approximately $1,100,000. The pending lawsuit between Allied and the Company has now been settled and dismissed. The settlement required the repurchase by the Company of the 90,000 shares of preferred stock for $1.1 million which would satisfy a judgment by the Court requiring such a purchase. An affiliate acquired said 90,000 shares and the judgment. The transaction was completed by the affiliate with $1.2 million of collateral supplied by the Company. The affiliate pursued the sale of the preferred stock to a third party, however, on July 31, 2000, the Company retired the preferred stock.

     The Company is involved with its Chairman and an affiliated company in actions brought by the U.S. Justice Department who is seeking to sell the Company's office building to satisfy a judgment against the affiliate. The Company's investment in the land and building at July 31, 2003 is approximately $250,000. The Company has and will continue to vigorously defend its position to retain this asset for which it had previously paid.

Other

     Reynolds has no insurance against risk of loss that may result from product liability. Management considers such potential losses as remote; accordingly, no provision has been made in the consolidated financial statements for any claims or possible claims that may arise.

Concentration of Credit Risk

     The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits are in excess of federally insured limits. The Company has not incurred losses related to its cash.

     The Company sells a broad range of products to the electric and gas utility industries. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. As of July 31, 2003, approximately 15% of the accounts receivable balance is due from one customer. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses have not exceeded management's expectations.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




9.    Commitments and Contingencies

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

10.    Benefit Plans

     Retech sponsored a defined benefit pension plan that covered all of its hourly employees. The plan called for benefits to be paid to eligible employees at retirement based upon years of service and compensation rates near retirement. Retech's policy is to fund pension expenses accrued.

Pension expense for the years ended July 31,:
                                               2003         2002        2001
                                            ---------    ---------   ---------

Service cost                                $    --      $    --     $    --
Interest cost                                  73,323       74,421      69,227
Actual return on assets held for the plan     (12,702)     388,973     321,892
Distribution to affiliate. (see note 11)      100,000         --          --
Net amortization of prior service cost,
  transition liability and net gain            14,401       14,401      14,401
                                            ---------    ---------   ---------

Pension expense                             $ 175,022    $ 477,795   $ 405,520
                                            =========    =========   =========




                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.    Benefit Plans (continued)


    The following sets forth the funded status of the plan and the amounts shown in the accompanying consolidated balance sheets at July 31,:

                                                                 2003           2002
                                                            -----------    -----------
      Pension benefit obligations:
      Vested                                                $ 1,165,714    $ 1,126,488
      Non-vested                                                   --             --
                                                            -----------    -----------

      Projected benefit obligation                            1,165,714      1,126,488
      Fair value of assets held in plan                         293,712        426,162
                                                            -----------    -----------
      Unfunded excess of projected benefit obligation
         over plan assets                                   $   872,002    $   700,326
                                                            ===========    ===========

      Unrecognized net transition obligation                $      --      $      --
      Unrecognized prior service costs                            9,326         23,727
      Unrecognized net loss                                   1,168,016      1,073,446
      Pension (asset) liability recognized                     (305,340)      (396,847)
                                                            -----------    -----------

      Accrued pension liability                             $   872,002    $   700,326
                                                            ===========    ===========


The following is a summary of the changes in the fair value of Plan assets for each year:

                                                                 2003           2002
                                                            -----------    -----------

        Fair value of Plan asset at beginning of year       $   426,162    $   484,467
        Actual return on Plan assets                             12,702       (388,973)
        Distribution to an affiliate (see note 11)             (100,000)          --
        Company contributions                                     7,038        378,300
        Benefits paid                                           (52,190)       (47,632)
                                                            -----------    -----------
        Fair value of Plan assets at end of year            $   293,712    $   426,162
                                                            ===========    ===========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.    Benefit Plans (continued)



The following is a summary of the components of net benefit cost for each year:

                                                    2003              2002
                                                    ----              ----

        Interest cost                                $ 73,323          $ 74,421
        Expected return on Plan assets                (32,274)          (52,590)
        Amortization of transition obligation            --                --
        Amortization of prior service cost             14,401            14,401
        Amortization losses/gains                      43,095            27,841
                                                    ----------      -----------

        Net periodic benefit cost                    $ 98,545          $ 64,073
                                                     =========         ========

     The Company has recognized a minimum pension liability for the under-funded plan. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or reduction of stockholders' equity. The Company recorded liabilities of $1,177,342 and $1,097,173, intangible assets of $9,326 and $23,727 and a stockholders' equity reduction of $1,168,016 and $1,073,446 as of July 31, 2003 and 2002, respectively. The Company must make its minimum required contribution of $218,359 to the plan no later than April 30, 2004. See Note 11.

     Retech will terminate this plan upon funding its pension liability. The plan assets consist of common stock equities and government securities administered by the trust department of Comerica Bank, Dallas, Texas. The custodian of the Pension Plan assets had advised Retech that shares of CDT Systems transferred to the plan were unregistered shares and will be returned to Retech subsequent to year-end. Retech will have to fund the said amount of $90,000 by April 2004. See Note 11.

     The assumed long-term rate of investment return and the interest rate for obligations used in determining the actuarial present value of accumulated plan benefits was 8.0% and 6.50% at July 31, 2003 and 8.5% and 6.75% at July 31, 2002, respectively.

     The Company has established a defined contribution (401-K) plan covering substantially all United States employees. Charges to operations for this plan for the years ended July 31, 2003, 2002 and 2001 were $496, $7,642 and $9,191, respectively.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10.    Benefit Plans (continued)


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

Following is a summary of options (restated for the reverse stock split of 3 for 4 shares) under the plan as of and for the years ended July 31,:

                                                     2003      2002     2001
                                                    ------   -------   ------

         Options outstanding at beginning of year     --      57,905   57,905
         Granted                                    50,000      --       --
         Terminated                                   --     (57,905)    --
         Exercised                                    --        --       --
                                                    ------   -------   ------

         Options outstanding at end of year         50,000      --     57,905
                                                    ======   =======   ======

         Options exercisable at end of year           --        --     57,905
                                                    ======   =======   ======

         Exercise price per share                            $  1.00   $  .67 to
                                                                       $  .73

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




11.    Income Taxes

     Following is a reconciliation between reported income taxes and the amount computed by applying the statutory federal income tax rates to earnings (loss) before income taxes for the periods ended July 31,:

                                              2003         2002         2001
                                           ---------    ---------    ---------

Expected provision (benefit) for federal
   income taxes                            $(248,000)   $(846,000)   $(692,000)
Taxes on Canadian subsidiary                  65,621        8,385       52,474
Prior years taxes (Refund)                      --           --         36,056
Unavailable loss carrybacks                  248,000      846,000      692,000
                                           ---------    ---------    ---------

Income taxes (benefit)                     $  65,621    $   8,385    $  88,530
                                           =========    =========    =========

     The Company files a consolidated tax return with its U.S. subsidiaries. The Company has a net operating loss carry-forward of approximately $6,700,000, which will expire from 2015 to 2018.

Income tax expense (benefit) consisted of the following:

                                               2003        2002         2001
                                            ---------   ---------    ---------

Current                                     $  41,146   $  11,085    $  88,330
Deferred                                       24,475      (2,700)         200
                                            ---------   ---------    ---------
                                            $  65,621   $   8,385    $  88,530
                                            =========   =========    =========


     Deferred tax expense (benefit) and deferred tax liabilities in all years are Canadian tax result principally from differences in depreciation for tax and financial statement purposes stated in United States dollars.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




11.    Income Taxes (continued)

     The components of the net deferred tax (assets) liability included in the balance sheet are as follows at July 31,:

                                                         2003           2002
                                                    -----------    -----------

Net operating loss carryforward                     $(2,200,000)   $(2,500,000)
Depreciation                                            173,000        158,000
Provision for losses                                 (1,200,000)    (1,250,000)
Valuation allowance                                   3,387,473      3,684,900
                                                    -----------    -----------

                                                    $   160,473    $    92,900
                                                    ===========    ===========


     The Company has provided a valuation allowance against its deferred tax asset as it has determined that it is more likely than not the temporary differences will not be utilized for tax purposes.

12.    Related Party Transactions

     The following is a summary of advances to and from affiliated companies at July 31,:

                                                           2003         2002
                                                      ----------    ----------

Interfederal Capital, Inc.                            $  328,673    $  213,776
IFC Industries                                            14,774        78,206
M&M Trans Exchange                                       375,118       304,330
Comtec, Inc.                                              62,389       (53,885)
Glauber Management                                       (60,600)      (75,000)
Petroleum Dynamic                                         (4,222)         -463
S. Mort Zimmerman                                       (289,949)     (214,949)
                                                      ----------    ----------

                                                      $  426,183    $  327,941
                                                      ==========    ==========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




12.    Related Party Transactions (continued)

     Interfederal Capital, Inc. (Interfederal), a Texas corporation, is owned by
S. Mort Zimmerman and his four (4) children. The Company paid Interfederal $82,800, $118,000 and $162,000 in management fees for the years ended July 31, 2003, 2002 and 2001, respectively. The fees were included in S. Mort Zimmerman's annual compensation. Accumulated borrowings for the years ended July 31, 2003 and 2002 were $328,673 and 213,776, respectively. During the year ended July 31, 2003, the Company purchased an 80% interest in LMT from Interfederal in exchange for 400,000 shares of restricted common stock. The stock was valued at $173,400. See acquisition note 13.

     During fiscal year 2003, Interfederal borrowed $100,000 from the Retech pension plan. The Company has not recorded the loan, nor does the plan assets include such loan. Interfederal has placed shares of publicly traded companies into the pension plan with a market value of $100,000 on November 3, 2003.

     Interfederal has guaranteed LMT's line of credit and equipment loan that were obtained during the year ended July 31, 2003.

     Interfederal Capital Industries, Inc. ("IFC") a Texas corporation and a subsidiary of Interfederal, has net balances due to the Company of $14,774 and $78,206 for the years ended July 31, 2003 and 2002, respectively.

     LMT and AWT occupies a facility owned by IFC on a month-to-month basis and paid a fee in lieu of rent of approximately $65,000 for the year ended July 31, 2003. The Company has an agreement, subject to certain conditions, to purchase the building currently occupied by LMT and AWT at an estimated cost of $2.6 million from IFC.

     The proceeds from a certificate of deposit of approximately $171,000 was used to pay an IFC bank loan in the year ended July 31, 2003.

     M&M TransExchange, Inc. ("M&M"), a Texas corporation, wholly owned by S. Mort Zimmerman has balances due to The Company of $375,118 and $304,330, respectively for the year ended July 31, 2003 and 2002.

     The payable to officer of $289,949 and $214,949 for the years ended July 31, 2003 and 2002, respectively, are the accrued but unpaid balances due to S. Mort Zimmerman for compensation.

     Comtec, Inc. is a Texas corporation and a subsidiary of Interfederal with net receivables of $62,389 and ($53,855) for the years ended July 31, 2003 and 2002, respectively.

     Glauber Management, Inc. ("Glauber"), is wholly owned by S. Mort Zimmerman. The Company has net payable to Glauber of $60,600 at the year ended
July 31, 2003.

     A portion of Hydel's management fee, which was eliminated in the consolidated financial statements of $180,000, was remitted to Interfederal during 2003. This payment was for loans to secure the building at 3233 Kingsley Road, Garland, Texas in anticipation of the building being transferred to the Company at IFC's Cost.

     The Company has pledged a certificate of deposit in the amount of $100,000 for a loan in the name of DOL, Inc., a publicly held corporation that is controlled by S. Mort Zimmerman.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.    Segment Information

Industrial Segments
-------------------

     The Company operates principally in three industries: Water, Utilities and Fabrication. Operations in the water industry involve the production of atmospheric water, filtration and enhanced water products. Operations in the Utilities industry involve the development, manufacture, and sale of gas meters, gas measurement equipment, meter sockets, electric pole line equipment and other electrical equipment. The Company's former segments defense electronics, plastics and metal fabrication have been treated as a discontinued operations. The segments for 2003 and 2002 for gas and electric were combined into the Utility segment. The fabrication segment results from the acquisition of LMT.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Following is a summary of segment information for the years ended July 31,:
                                         2003            2002            2001
                                   ------------    ------------    ------------
Sales to unaffiliated customers:
  Water                            $    474,432    $     18,685    $    152,441
  Utilities                          10,954,973       9,674,491      11,108,734
  Fabrication                         2,210,334            --              --
                                   ------------    ------------    ------------

                                   $ 13,639,739    $  9,693,176    $ 11,261,175
                                   ============    ============    ============
Operating income (loss):
  Water                            $     32,799    $   (213,455)   $    (70,300)
  Utilities                             534,455         309,371         387,564
  Fabrication                          (280,787)           --              --
                                   ------------    ------------    ------------
                                   $    286,467    $     95,916    $    317,264

General corporate expenses             (794,302)   $ (1,068,157)   $ (1,079,130)
Other income (expense), net            (657,260)     (1,518,073)     (1,274,280)
                                   ------------    ------------    ------------

Loss  before income taxes          $ (1,165,095)   $ (2,490,314)   $ (2,036,146)
                                   ============    ============    ============

Identifiable assets:
  Water                            $     58,288    $      6,493    $     68,714
  Utilities                           6,057,363       5,489,527       6,096,945
  Fabrication                         2,120,455            --              --
                                   ------------    ------------    ------------
                                      8,236,106       5,496,020       6,165,659
General corporate assets              2,111,458       2,913,179       4,364,535
                                   ------------    ------------    ------------

    Total assets                   $ 10,347,564    $  8,409,199    $ 10,530,194
                                   ============    ============    ============

Capital expenditures:
  Water                            $        950    $      1,757    $       --
  Utilities                             227,377         171,713         513,653
  Fabrication                           608,373            --              --
  General corporate                        --            11,500          63,154
                                   ------------    ------------    ------------
                                   $    836,700    $    184,940    $    576,807
                                   ============    ============    ============
Depreciation and amortization:
  Water                            $        351    $        263    $      1,792
  Utilities                             141,450         194,745         143,281
  Fabrication                            94,300            --              --
  General corporate                      21,957          22,035          16,292
                                   ------------    ------------    ------------
                                   $    257,830    $    217,043    $    161,365
                                   ============    ============    ============

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.    Segment Information (continued)

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

     Individual customers who exceeded 10% of consolidated revenues accounted for none, $1,483,000, and $1,343,000 in sales for the year ended July 31, 2003, 2002 and 2001, respectively.

Geographic information
----------------------

     Financial data by geographic area for the years ended July 31,:

                                                       2003
                                                  ------------
                                                   Operating
                                                     Income       Identifiable
                                                  ------------
                                    Sales            (loss)          Assets
                                ------------                       ------------

    United States               $  5,298,000      $  (116,568)    $  6,570,044
    Canada                         8,341,739          403,035        4,210,820
                                ------------      ------------    ------------
    Total                       $ 13,639,739      $    286,467    $ 10,780,864
                                ============      ============    ============

                                                 2002
                                                Operating
                                                 (loss)         Identifiable
                               Sales             Income            Assets

    United States               $  2,727,374      $   (142,846)   $  1,707,438
    Canada                         6,965,802           238,762       3,788,582
                                ------------      ------------    ------------
    Total                       $  9,693,176      $     95,916    $  5,496,020
                                ============      ============    ============

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                       13

                                   ACQUISITION
14.    Acquisition

On January 1, 2003, the Company acquired 80% of the shares in LMT in exchange for 400,000 shares of the Company's restrictive common stock. The restrictive common stock was valued at $.43 per share, which was 60% of the average trading price for the month of December 2002. LMT manufactures metal fabrication. The financial results of LMT are included in the Fabrication segment. The acquisition was recorded under the purchase method, whereby LMT's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date. The allocation of purchase price is as follows:

             Assets:
             Cash                                    $   38,548
             Accounts receivable                        446,513
             Inventories                                318,866
             Equipment                                  709,649
                                                     ----------
                   Total assets                      $1,513,576

             Liabilities:
             Notes payable                           $  250,000
             Accounts payable                           420,979
             Accrued expenses                            86,517
             Long-term debt                             570,834
             Minority interest                           11,846
                                                     ----------
                       Net investment                $  173,400
                                                     ==========

The following table represents the unaudited proforma results of operations as though the acquisition of ELGT occurred on August 1, 2001.


                               For the Year Ended
July 31, 2003     July 31, 2002

Net sales                           $  14,848,877                $  11,850,580
Income from operations                   (630,242)                  (2,057,909)
Loss before income taxes               (1,310,689)                  (3,254,035)

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.    Fourth Quarter Results

     During the fourth quarter fiscal 2002, the Company fully reserved its investment in Pioneer Power for $1,250,000 and further adjusted its investment in Dresser Engineers and Constructors, Inc. by $134,500.

     During the fourth quarter fiscal 2003, the Company recorded the sale of Rentech stock that originally occurred in October 2002 and wrote off the increase in market value of $100,000 that was previously recognized.

     During the fourth quarter of 2003, the Company determined that the computer component of the software to be sold met the criteria of SFAS No. 86 and accordingly the Company capitalized cost related to such software development of approximately $132,000.

     During the fourth quarter of 2003, the Company recorded a reserve against its investment in Orasee, Inc. for $500,000.

16.    Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and equity" ("SFAS 150"). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company formally adopted SFAS 150 on August 1, 2003, which is the beginning of its 2004 fiscal year. The adoption of SFAS 150 did not have any impact on the Company's financial statements.

     In May 2003, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple deliverables" ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. The guidance in Issue 00-21 is effective for revenue arrangements entered into in reporting periods (annual or interim) beginning after June 15, 2003. The Company formally adopted EITF No. 00-21 on August 1, 2003, which is the beginning of its 2004 fiscal year. The adoption of EITF 00-21 had no impact on the Company's operating results or financial position.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging activities" ("SFAS 133"). SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a significant impact on the Company's financial position or results of operations.

     In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For any arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003. The Company adopted FIN 46 on February 1, 2003. The adoption of FIN 46 had no impact on the Company's operating results or financial position as the Company does not have any variable interest entities.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 had no significant impact on the Company's financial position or results of operations. Disclosure requirements of FIN 45 are included in notes 7 and 9 to the Company's consolidated financial statements.

     In June  2002,  the  FASB  issued  SFAS  No.  146,  "Accounting  for  Costs
Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructuring." Under SFAS 146 companies recognize a cost associated with an exit or disposal activity when a liability has been incurred, while under EITF Issue No. 94-3 companies recognized costs once management implemented a plan to exit an activity. SFAS 146 also introduces discounting the liability associated with the exit or disposal activity for the time between the cost being incurred and when the liability is ultimately settled. The Company will adopt the provisions of SFAS 146 if any exit or disposal activities are initiated in the future.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company adopted SFAS No. 145, effective August 1, 2002, and such adoption had no material impact on the Company's results of operations or financial position.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The Company adopted SFAS No. 144, effective August 1, 2002, and such adoption had no material impact on the Company's results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations"("SFAS 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company adopted SFAS No. 143, effective August 1, 2002, and such adoption had no material impact on the Company's results of operations or financial position.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 141"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill should be amortized over their useful lives. Management adopted SFAS No. 142 on August 1, 2001, and such adoption had no material impact on the Company's results of operations or financial position.