Form 10-Q
period 2003-10-31
ELECTRIC & GAS TECHNOLOGY INC
filed 2003-12-22
CIK 785819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[x]      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter period ended:  October 31, 2003
                               ----------------

                                       OR

[ ]      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _______________to________________


Commission File:# 0-14754
                  -------

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

                                 (972) 934-8797
              (Registrant's telephone number, including area code)
                  --------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                     ---   ---

The number of shares outstanding of each of the Issuer's Classes of Common Stock, as of the close of the period covered by this report:

Common - $0.01 Par Value - 6,823,934 shares at December 18, 2003.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                               Index to Form 10-Q
                     For the Quarter Ended October 31, 2003

Part I - Financial Information                                              Page

     Item 1.     Condensed Consolidated Financial Statements:

        (a)  Condensed Consolidated Balance Sheets as
        of October 31, 2003 (unaudited) and July 31, 2003                      3

        (b)  Condensed Consolidated Statements of Operations for
        the three months ended October 31, 2003 (unaudited) and
        2002 (unaudited)                                                       4

        (c)  Condensed Consolidated Statement of Changes in Stockholders'
        Equity for the three months ended October 31, 2003 (unaudited)         5

        (d)  Condensed Consolidated Statements of Cash Flows for the
        three months ended October 31, 2003 (unaudited) and 2002 (unaudited)   6

        (e)  Notes to Condensed Consolidated Financial Statements
        (unaudited)                                                         7-11

     Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     12-16

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk   16

     Item 4.     Controls and Procedures                                      17

Part II - Other Information

     Item 1.     Legal Proceedings                                         18-19

     Item 5.     Other Information                                            19

     Item 6.     Exhibits and Reports on Form 8-K                             20

     Signature (Pursuant to General Instruction E)                            20

     Certifications                                                           21

     All other items called for by the instructions are omitted as they are either not applicable, not required, or the information is included in the Condensed Financial Statements or Notes thereto.


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             October 31, 2003     July 31, 2003
                                                             ----------------    ----------------
                                                                (Unaudited)
                                     ASSETS
CURRENT ASSETS
         Cash and cash equivalents                           $         28,606    $         46,352
         Investments, at market                                       300,858              56,965
         Accounts receivable, net                                   2,508,886           2,167,316
         Inventories                                                2,842,861           2,683,919
         Deferred tax asset                                            19,045              17,856
         Prepaid expenses                                              84,133              86,721
                                                             ----------------    ----------------
                 Total current assets                               5,784,389           5,059,129
                                                             ----------------    ----------------

PROPERTY, PLANT AND EQUIPMENT, net                                  3,030,789           2,978,748
                                                             ----------------    ----------------

OTHER ASSETS                                                        1,946,369           2,309,687
                                                             ----------------    ----------------

TOTAL ASSETS                                                 $     10,761,547    $     10,347,564
                                                             ================    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                              CURRENT LIABILITIES
         Notes payable                                       $      1,824,920    $      1,728,991
         Accounts payable                                           2,101,743           1,859,223
         Accrued liabilities                                          438,347             375,482
         Income taxes payable                                          78,785              40,716
         Current maturities of long-term obligations                  538,360             580,174
                                                             ----------------    ----------------
                 Total current liabilities                          4,982,155           4,584,586
                                                             ----------------    ----------------

LONG-TERM OBLIGATIONS
         Long-term obligations                                      3,281,089           3,254,095
                                                             ----------------    ----------------

STOCKHOLDERS' EQUITY
         Preferred stock, $10 par value, 5,000,000 shares
             authorized, none issued                                     --                  --
         Common stock, $.01 par value, 30,000,000 shares
           authorized, issued 6,946,934                                69,469              69,469
         Additional paid-in capital                                 9,572,201           9,572,201
         Accumulated deficit                                       (5,526,527)         (5,399,947)
         Minimum pension liability                                 (1,168,016)         (1,168,016)
         Cumulative translation adjustment                           (303,835)           (419,805)
                                                             ----------------    ----------------
                                                                    2,643,292           2,653,902
         Treasury stock, 123,000 shares at cost                      (145,019)           (145,019)
                                                             ----------------    ----------------
                 Total stockholders' equity                         2,498,273           2,508,883
                                                             ----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     10,761,517    $     10,347,564
                                                             ================    ================


               See accompanying notes to the financial statements.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                             October 31,
                                                         2003           2002
                                                     -----------    -----------

Sales                                                $ 3,965,504    $ 2,497,938
Cost of goods sold                                     3,021,323      1,873,613
                                                     -----------    -----------

         Gross profit                                    944,181        624,325


         Expenses                                      1,088,806        719,780
                                                     -----------    -----------

Operating loss                                          (144,625)       (95,455)
                                                     -----------    -----------

Other income (expense):
         Interest, net                                   (48,602)       (18,917)
         Investment gain (loss)                           91,906           --
         Other, net                                        8,923            152
                                                     -----------    -----------

Total other income (expense)                              52,227        (18,765)
                                                     -----------    -----------

Loss before income taxes                                 (92,398)      (114,220)

Income taxes                                             (34,182)       (13,603)
                                                     -----------    -----------

Net loss                                             $  (126,580)   $  (127,823)
                                                     ===========    ===========

Net loss available per common share:                 $     (0.02)   $     (0.02)
                                                     ===========    ===========

Weighted average common shares
Outstanding                                            6,823,934      6,348,934
                                                     ===========    ===========











               See accompanying notes to the financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   For the Three Months Ended October 31, 2003

                                   (Unaudited)

                                                                                      Accumulated
                                                                                        Other
                                      Common          Paid-in       Accumulated     Comprehensive      Treasury
                                       Stock          Capital         Deficit            Loss            Stock            Total
                                   -------------   -------------   -------------    -------------    -------------    -------------

Balance at July 31, 2003           $      69,469   $   9,572,201   $  (5,399,947)   $  (1,587,821)   $    (145,019)   $   2,508,883

Net loss                                    --              --          (126,580)            --               --           (126,580)
Currency translation adjustments            --              --              --            115,970             --            115,970
                                                                                                                      -------------
Comprehensive loss                          --              --              --               --               --            (10,610)
                                   -------------   -------------   -------------    -------------    -------------    -------------

Balance at October 31, 2003        $      69,469   $   9,572,201   $  (5,526,527)   $  (1,471,851)   $    (145,019)   $   2,498,273
                                   =============   =============   =============    =============    =============    =============

































               See accompanying notes to the financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three Months Ended October 31,
                                                                2003             2002
                                                           -------------    -------------
Cash flows from operating activities:
        Net loss                                           $    (126,580)   $    (127,823)
        Adjustments to reconcile net loss
          to net cash used in operating activities:
              Depreciation and amortization                      109,306           55,349
              Gain on sale of assets                             (19,873)            --
              Gains on investments                               (72,033)            --
              Changes in assets and liabilities:
                Accounts receivable                             (341,570)          68,056
                Inventories                                     (158,942)        (245,362)
                Prepaid expenses                                   2,587           17,660
                Other assets                                      15,320          104,097
                Accounts payable                                 242,552          (94,405)
                Accrued liabilities                               62,865          (46,243)
                Deferred taxes                                    32,754             --
                Federal income taxes                              36,880             --
                                                           -------------    -------------
Net cash used in operating activities                           (216,734)        (268,671)
                                                           -------------    -------------

Cash flows from investing activities:
        Proceeds from sales or maturities of investments         105,212             --
        Due to from affiliates                                    72,799          195,368
        Purchase of property, plant and equipment                (87,288)         (35,311)
        Certificates of deposits                                  18,000             --
Net cash provided by investing activities                        108,723          160,057
                                                           -------------    -------------

Cash flows from financing activities:
        Increase in notes payable and long-term debt              48,355          125,652
                                                           -------------    -------------



Effect of exchange rate changes on cash                           41,910             --

Net increase (decrease) in cash and cash equivalents             (17,746)          17,038
Cash and cash equivalents - beginning of period                   46,352           54,615
                                                           -------------    -------------
Cash and cash equivalents - end of period                  $      28,606    $      71,653
                                                           =============    =============
Supplemental disclosures of cash flow information:
        Cash paid during the period for interest           $      60,718    $      43,070
                                                           =============    =============

Non-cash activities:
During the quarter ended October 31, 2003, the Company obtained title to the Rentech stock which was the collateral for the receivable from Dresser. The Rentech stock has been classified as marketable securities for the quarter ended October 31, 2003. The receivable from Dresser was classified as other assets for the year ended July 31, 2003.


               See accompanying notes to the financial statements.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2003

                                   (Unaudited)

NOTE A - GENERAL

         Electric & Gas Technology, Inc.( the "Company" or "ELGT") was organized under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. The Company presently is the owner of 100% of Reynolds and Hydel, owns 91.5% of AWT, and 80% of Logic Metals. Through such subsidiaries, the Company operates in three distinct business segments: (1) production of atmospheric water, filtration and enhanced water products; (2) manufacture and sale of products for the Utilities sector, consisting of natural gas measurement, metering and odorization equipment, and electric meter enclosures and pole-line hardware for the electric utility industry and the general public, and (3) sheet metal fabrication for a diverse customer base, including telecom and networking cabinetry, elevator controls, and other sheet metal applications.

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

         The statements were prepared using accounting principles generally accepted in the United States of America. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately. Certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 2003 have been omitted, even though they are necessary for a fair presentation of the financial position at October 31, 2003 and 2002 and the results of operations and cash flows for the periods then ended.

NOTE B - ACQUISITION

         On January 1, 2003, the Company acquired the personnel, and 80% of the outstanding stock of privately held Logic Metals Technology, Inc. ("LMT"), located in Garland, Texas. LMT specializes in the fabrication of components from sheet metal and assembly of those components into cabinets to house electronic components and systems. LMT builds products based on specifications provided by other companies. Customers of LMT have historically been in the telecom business, with requirements for metal cabinets to house electronic switches and other components, but newer and proposed customers are in a variety of

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                October 31, 2003

                                   (Unaudited)

NOTE B - ACQUISITION (Continued)

businesses, including elevator control systems, traffic signal systems, and gaming machines. The aggregate cost of the acquisition was the issuance of 400,000 shares of common stock valued at $173,400. The fair market value of the Company's common stock was based on the closing price as of January 1, 2003, when the parties of the transaction agreed to the terms of the acquisition. Results of operations of LMT are included in the results of the Company from the date of the acquisition.

NOTE C - INVENTORIES

        Inventories are comprised as follows:

                                            October 31, 2003    July 31, 2003
                                            ----------------   ----------------

                 Raw materials                  $  1,104,808   $      1,035,450
                 Work in process                     694,451            607,343
                 Finished goods                    1,043,602          1,041,126
                                            ----------------   ----------------

                                                $  2,842,861   $      2,683,919
                                            ================   ================

NOTE D - ACCUMULATED OTHER COMPREHENSIVE LOSS:

         The components of accumulated other comprehensive loss are as follows:

                                       Cumulative      Minimum
                                      Translation      Pension
                                       Adjustment     Liability        Total
                                      -----------    -----------    -----------
Balance at July 31, 2003              $  (419,805)   $(1,168,016)   $(1,587,821)

Currency translation adjustments          115,970           --          115,970
                                      -----------    -----------    -----------

Balance at October 31, 2003           $  (303,835)   $(1,168,016)   $(1,471,851)
                                      ===========    ===========    ===========



         The earnings associated with the Company's investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal income taxes on these earnings or translation adjustments has been provided.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                October 31, 2003
                                   (Unaudited)

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

         As the result of Retech's non-liquid status, it has been unable to currently fund the annual pension liability. The Company has recognized a minimum pension liability for the under-funded plan. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or reduction of stockholders' equity. The Plan's pension liability as of July 31, 2003, the date of the last actuarial valuation, was $1,177,342, intangible assets were $9,326 and a stockholders' equity reduction of $1,168,016 as of July 31, 2003. The Company must make its minimum required contribution of $218,359 to the plan no later than April 30, 2004. See Note 12 in July 31, 2003 Form 10-K.

         Retech will terminate this plan upon funding its pension liability. The plan assets consist of common stock equities and government securities administered by the trust department of Comerica Bank, Dallas, Texas. The custodian of the Pension Plan assets had advised Retech that shares of CDT Systems transferred to the plan were unregistered shares and will be returned to Retech subsequent to year-end. Retech will have to fund the said amount of $90,000 by April 2004. See Note 12 in July 31, 2003 Form 10-K.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                October 31, 2003

                                   (Unaudited)

NOTE F - INDUSTRY SEGMENT DATA:

         The Company's business is primarily comprised of three industry segments: (i) production of atmospheric water, filtration and enhanced water products; (ii) the manufacture and sale of products serving the utilities industry, specifically natural gas measurement equipment and gas odorization products, and metal enclosures and other hardware for use in the electric utility industry, and (iii) fabrication of cabinets and piece parts from sheet metal for diversified end customers as set forth below.

                                                      For Three Months Ended
                                                    --------------------------
                                                     October 31     October 31
                                                        2003           2002
                                                    -----------    -----------
Operating revenues
------------------
Water                                               $    59,232    $     2,161
Utilities                                             2,948,319      2,495,777
Fabrication*                                            957,953           --
                                                    -----------    -----------
Total sales                                         $ 3,965,504    $ 2,497,938
                                                    -----------    -----------

Operating income (loss)
-----------------------
Water                                               $   (61,097)   $   (65,580)
Utilities                                               205,166        132,726
Fabrication*                                            (40,806)          --
                                                    -----------    -----------
                                                        103,263         67,146
General corporate expenses                             (247,888)      (162,601)
Other income (expense)                                   52,227        (18,765)
                                                    -----------    -----------
Loss before income taxes                            $   (92,398)   $  (114,220)
                                                    ===========    ===========


*  Operations commenced in January 2003.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                October 31, 2003

                                   (Unaudited)

NOTE G - RELATED PARTY TRANSACTIONS

The following is a summary of advances to and from affiliated companies included in other assets at October 31, 2003 and July 31, 2003:


                                                             October 31, 2003     July 31, 2003
                                                             ----------------    ----------------
Interfederal Capital, Inc.                                   $        330,798    $        373,048
IFC Industries, a subsidiary of Interfederal Capital, Inc.             29,757              14,774
M&M Trans Exchange                                                    355,614             375,118
Comtec, Inc.                                                           18,014              18,014
Glauber Management                                                    (72,100)            (60,600)
Petroleum Dynamic                                                        --                (4,222)
Officers                                                             (308,699)           (289,949)
                                                             ----------------    ----------------

                                                             $        353,384    $        426,183
                                                             ================    ================

         Interfederal Capital, Inc. (Interfederal), a Texas corporation, is owned by S. Mort Zimmerman and his four (4) children. The Company paid
Interfederal Capital, Inc. $27,600 and $82,800 for the three months ended October 31, 2003 and year ended July 31, 2003, respectively. The fees are included in S. Mort Zimmerman's annual compensation. Accumulated borrowings for the years ended July 31, 2003 and 2002 were $373,048 and 213,776, respectively. During the year ended July 31, 2003, the Company purchased an 80% interest in LMT from Interfederal in exchange for 400,000 shares of restricted common stock. The stock was valued at $173,400. See acquisition Note 13 of the July 31, 2003 Form 10-K.

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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

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

Results of Operations

         Summary. The Company reported net losses of $(126,580) and $(127,823) for the three months ended October 31, 2003 and 2002, respectively. Operating loss increased by $49,170 for the three month period, primarily as a result of increases in corporate general and administration expenses of $85,287 and operating loss in the fabrication segment in its first quarter operations of $40,806. The utility segment reported an increase in revenue of $452,542 with income before income taxes improving by $72,440 compared to the three months ending October 31, 2002. The water segment reported increased revenues of $57,071, with income before income taxes increasing $4,483 for the three month period. Revenue was recognized for the metal fabrication business for the first time in January of 2003. Revenue for the fabrication segment was $957,953 for the three months ended October 31, 2003, and the operating loss was $40,806 for the same period. Overall, gross margins decreased from 24.99% for the three months ended October 31, 2002 to 23.81% for the three months ended October 31, 2003. Also, selling, general and administrative expenses as a percent of revenues at the segment level increased from 22.31% to 27.16% of revenue for the three-month periods, respectively due to LMT not being included in the prior year results. Other income and (expense) decreased $70,992 for the three-month period ended October 31, 2003 compared to 2002 primarily as a result of realized and unrealized gain in fair market value of Rentech stock which is held in other assets.

         Increases (decreases) for the three months periods ended October 31, 2003, as compared with the similar period of 2002, for key operating data were as follows:

                                               Three Months Ended
                                                October 31, 2003
                                                ----------------

                                          Increase             Percent
                                         (Decrease)             Change
                                         ----------             ------

Sales                                   $1,467,566               58.75
Operating loss                             (49,170)             (51.51)
Loss before income taxes                    21,822               19.11
Net loss available per common share           (.00)                 na

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

         The following table represents the changes [increase/(decrease)] in operating revenues, operating income (loss) and income (loss) before income taxes by the respective industry segments when compared to the previous period:

                                                          Three Months Ended
                                                           October 31, 2003
                                                     ---------------------------
                                                       Increase        Percent
                                                      (Decrease)        Change
                                                     -----------     -----------
         Operating revenues:
         ------------------
           Water                                     $    57,071        2640.95%
           Utility                                       452,542          18.13%
           Fabrication                                   957,953             N/A
                                                     -----------     -----------
                                                     $ 1,467,566          58.75%
                                                     ===========     ===========
         Operating income (loss):
         -----------------------
           Water                                     $     4,483         (6.84)%
           Utility                                        72,440          54.58%
           Fabrication                                   (40,806)            N/A
                                                                     -----------
                                                          36,117        (50.25)%

         General corporate expenses                      (85,287)         52.45%
         Other income (expense)                           70,992         378.33%
                                                     -----------     -----------

         Loss before income taxes                    $   (21,822)         19.11%
                                                     ===========     ===========


         Water revenues amounted to $59,232 for the three months ended October 31, 2003 primarily reflecting the purchase of demonstration units for India and Mexico. Expenses were $120,329 and $67,741 for the three months ended October 31, 2003, and October 31, 2002, respectively. The Company has identified distributors/agents for India, UAE and Sri Lanka, in addition to Lockheed Martin.

         Utility revenues increased by $452,542 for the three months ended October 31, 2003. Operating income increased by $72,440 for the three months ended October 31, 2003 resulting in operating income of $205,166. Selling, general and administrative expenses decreased $39,184 to $557,801. The reduction represents a reduction of revenues when compared to 24.89% for the corresponding nine month period in the prior year. This segment was adversely affected by the events of September 11, 2001 and the overall economy. Business is showing signs of improvement, and the sector has introduced new products for the digital recording of multiple pressure points, to begin replacing the paper graph recorders.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

         Fabrication began manufacturing for the electric and gas industry starting January 1, 2003. Revenue was $957,953 for the three months ended
October 31, 2003. Logic Metals is a sheet metal fabrication company with customers in the telecom and elevators industries, and has established a strategic alliance with Mecanova OY of Finland to provide international solutions.

         With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Corporate overhead expenses decreased by approximately $85,000 relative to the corresponding 3 month period in the prior year. Gross profits generated by the Company's business segments are beginning to approach the level required to cover selling, general and administrative expenses. The Company believes there is a worldwide need for safe reliable drinking water and the market can be exploited with its products. Further, the Company has had to expend approximately $6,000 in the quarter ended October 31, 2003 and $200,000 total, in vigorously defending its ownership of its general corporate offices in litigation with the SBA, which currently remains unresolved at December 16, 2003. (Also see Part II, Item 1. "Legal Proceedings").

Liquidity and Capital Resources

         Liquidity. Current assets of the Company total $5,784,389 at October 31, 2003, up from current assets of $5,059,129 at July 31, 2003, or an increase of $725,260. Current liabilities increased by $397,569, resulting in working capital (current assets less current liabilities) of $802,234 at October 31, 2003 as compared to $474,543 at July 31, 2003. The Company believes that it has and can generate sufficient cash to meet its working capital requirements.

         Hydel has a working capital line-of-credit with a Canadian bank in the amount of approximately $1,500,000. The Canadian credit facility is secured by receivables, inventories and equipment of Hydel.

         Reynolds has established a working capital line of credit of approximately $400,000 with a national bank in the Dallas, Texas area. The line is secured by accounts receivable and inventory of Reynolds. During the year ended July 31, 2003, Reynolds also received a mortgage loan in connection with refinancing of the building it occupies for $397,000.

         Logic has received funding from a national bank in the Dallas, Texas area of $450,000 on a revolving line of credit secured by accounts receivable and inventory.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

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

Capital Expenditures

         For fiscal 2004, the Company anticipates capital expenditures in the metal fabrication area as additional capacity is required to meet customer requirements. Otherwise, expenditures for capital equipment will be for the ordinary replacement of worn-out or obsolete machinery and equipment utilized by its subsidiaries.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to exposure from fluctuations in U.S. dollar exchange rates and the Canadian dollar exchange rates. Hydel conducts its business in Canadian dollars. The exchange rate between Canadian dollars and U.S. dollars has fluctuated historically. The Company has not engaged in transactions to offset currency fluctuations. If the value of the Canadian dollar against the U.S. dollar weakens, then the revenues and earnings of the Canadian operations will be reduced when it is translated to U.S. dollars. Also, the value of the Canadian net assets in U.S. dollars may decline.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

Item 4.  CONTROLS AND PROCEDURES

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

         Electric & Gas Technology, Inc., Retech, Inc. and Hydel Enterprises, Inc. (Plaintiffs) vs. Nathan Mazurek, American Circuit Breaker Corp. and Provident Group, Inc. (Defendants) - Civil Action N. 3:01-CV-2756-G. Plaintiffs filed suit in the 160th District Court in Dallas, County. The case has been removed to United States District Court for the Northern District of Texas, Dallas Division. Plaintiffs allege the non-payment of a note to Retech, Inc. of approximately $1,150,000, unpaid accounts receivable to Hydel Enterprises, Inc. of approximately $975,000 (Canadian Dollars), plus added sums in penalties, damages and attorneys' fees. Plaintiffs have also filed a motion to stay other pending litigation in Delaware involving the related parties.

         Status of Electric & Gas Technology, Inc. lawsuits, regarding AWT patent infringement. The Company has filed a $60 million complaint alleging infringement and fraud against Universal Communication Systems, Inc. ("UCSY") and J.J Reidy and Company, Inc. filed in Federal District Court, Northern District of Texas - Dallas Division Cause No. 3-03CV-1798-G. In answer to the complaint UCSY filed a motion to dismiss based on lack of jurisdiction in Texas. The court in the Texas case ruled in favor of UCSY but without prejudice to the complaint of infringement and fraud, freeing ELGT to pursue the original complaint in an alternate venue. In no way has the primary complaint of infringement and fraud been compromised or otherwise ruled upon.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

         Separately, UCSY's $118 million complaint filed in Federal District Court, Southern District of Florida Cause No. 03-22196-CIV-Seitz/Bandstra, alleging defamation by ELGT and a company director has been dismissed in Florida for failure to comply with court orders. UCSY's counterclaim of infringement filed in the same Federal District Court, Southern District of Florida Cause No. 03-22250-CIV-King/O'Sullivan is pending UCSY's compliance with court orders.

         ELGT also announced that the Federal District Court of California, Central District of California for the Western Division has granted ELGT's request for intervention (Cause No. CV-03-642-PA-AJWX) in the case of Worldwide Water, Inc. and Worldwide Water, LLP vs. Liquid Air, parties that ELGT alleges patent infringement. Worldwide Water and UCSY have previously announced their collaboration in a press release dated August 14, 2003.

         ELGT encourages all interested parties to use public access sources such as PACER (http://pacer.pcs.uscurts.gov) to confirm facts related to these and any legal proceeding.


ITEM 5.  OTHER INFORMATION

         As 8-K was  filed in July  2003,  to  dismiss  Whitley  Penn  (formerly
"Jackson & Rhodes PC) as its certifying accountants and to engage Lightfoot Guest Moore & Co., P.C. as its certifying accountants. The Registrant's Audit Committee has approved this action.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

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





Dated: December 22, 2003