Form 10-Q
period 2004-01-31
ELECTRIC & GAS TECHNOLOGY INC
filed 2004-03-22
CIK 785819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended:  January 31, 2004
                               ----------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------  ----------------

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12-2 of the Exchange Act). Yes   No X
                                              ---  ---

The number of shares outstanding of each of the Issuer's Classes of Common Stock, as of March 22, 2004:

Common - $0.01 Par Value - 6,887,734

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                               Index to Form 10-Q
                     For the Quarter Ended January 31, 2004

Part I - Financial Information                                              Page

     Item 1. Condensed Consolidated Financial Statements:

            (a) Condensed  Consolidated  Balance  Sheets as of January 31,
            2004 (unaudited) and July 31, 2003                                 3

            (b) Condensed  Consolidated  Statements of Operations  for the
            three and six months ended  January 31, 2004  (unaudited)  and
            2003 (unaudited)                                                   4

            (c) Condensed   Consolidated   Statement   of   Changes   in
            Stockholders' Equity for the six months ended January 31, 2004
            (unaudited)                                                        5

            (d) Condensed Consolidated Statements of Cash Flows for the
            six months ended January 31, 2004 (unaudited) and 2003
            (unaudited)                                                      6-7

            (e) Notes to Condensed Consolidated Financial Statements
            (unaudited)                                                     8-12

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     13-17

     Item 3. Quantitative and Qualitative Disclosures about Market Risk       17

     Item 4. Controls and Procedures                                          18

Part II - Other Information

     Item 1.     Legal Proceedings                                         19-20

     Item 6.     Exhibits and Reports on Form 8-K                             21

     Signature (Pursuant to General Instruction E)                            21


     All other items called for by the instructions are omitted as they are either not applicable, not required, or the information is included in the Condensed Financial Statements or Notes thereto.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             January 31, 2004     July 31, 2003
                                                             ----------------    ----------------
                                                               (Unaudited)
                                     ASSETS

CURRENT ASSETS
         Cash and cash equivalents                           $         74,569    $         46,352
         Investments, at market                                          --                56,965
         Accounts receivable, net                                   1,870,000           2,167,316
         Inventories                                                3,006,833           2,683,919
         Deferred tax asset                                            19,045              17,856
         Prepaid expenses                                              87,800              86,721
                                                             ----------------    ----------------
                 Total current assets                               5,058,247           5,059,129
                                                             ----------------    ----------------

PROPERTY, PLANT AND EQUIPMENT, net                                  2,937,825           2,978,748
                                                             ----------------    ----------------

OTHER ASSETS                                                        2,057,454           2,309,687
                                                             ----------------    ----------------

TOTAL ASSETS                                                 $     10,053,526    $     10,347,564
                                                             ================    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Notes payable                                       $      1,485,685    $      1,728,991
         Accounts payable                                           2,009,612           1,859,223
         Accrued liabilities                                          463,461             375,482
         Income taxes payable                                          43,697              40,716
         Current maturities of long-term obligations                  388,941             580,174
                                                             ----------------    ----------------
                 Total current liabilities                          4,391,396           4,584,586
                                                             ----------------    ----------------
LONG-TERM OBLIGATIONS
         Long-term obligations                                      3,468,050           3,254,095
                                                             ----------------    ----------------

STOCKHOLDERS' EQUITY
         Preferred stock, $10 par value, 5,000,000 shares
             authorized, none issued                                     --                  --
         Common stock, $.01 par value, 30,000,000 shares
           authorized, issued 6,946,934                                69,469              69,469
         Additional paid-in capital                                 9,572,201           9,572,201
         Accumulated deficit                                       (5,872,605)         (5,399,947)
         Minimum pension liability                                 (1,168,016)         (1,168,016)
         Cumulative translation adjustment                           (337,200)           (419,805)
                                                             ----------------    ----------------
                                                                    2,263,849           2,653,902
         Treasury stock, 59,200 and 123,000 shares                    (69,769)           (145,019)
                                                             ----------------    ----------------
              at cost, respectively
                 Total stockholders' equity                         2,194,080           2,508,883
                                                             ----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     10,053,526    $     10,347,564
                                                             ================    ================



     See accompanying notes to the condensed financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three months ended              Six months ended
                                                  January 31,                   January 31,
                                          --------------------------------------------------------
                                              2004           2003           2004           2003
                                          -----------    -----------    -----------    -----------

Sales                                     $ 3,525,780    $ 3,127,075    $ 7,491,284    $ 5,625,013
Cost of goods sold                          2,812,534      2,128,566      5,833,857      4,002,179
                                          -----------    -----------    -----------    -----------

         Gross profit                         713,246        998,509      1,657,427      1,622,834

Selling, general and administrative
         expenses                           1,047,381      1,031,706      2,136,187      1,751,486
                                          -----------    -----------    -----------    -----------

Operating (loss)                             (334,135)       (33,197)      (478,760)      (128,652)
                                          -----------    -----------    -----------    -----------

Other income (expense)
         Interest, net                        (62,931)       (53,425)      (111,533)       (72,342)
         Investment gain (loss)                51,139           --          143,045           --
         Other, net                            11,952         10,625         20,875         10,777
                                          -----------    -----------    -----------    -----------

Total other income (expense)                      160        (42,800)        52,387        (61,565)
                                          -----------    -----------    -----------    -----------

(Loss) before income taxes                   (333,975)       (75,997)      (426,373)      (190,217)

Income taxes                                  (12,103)        (2,807)       (46,285)       (16,410)
                                          -----------    -----------    -----------    -----------

NET (LOSS)                                $  (346,078)   $   (78,804)   $  (472,658)   $  (206,627)
                                          ===========    ===========    ===========    ===========

(Loss) available per Common share:
         Net (loss)                       $      (.05)   $     (0.01)   $      (.07)   $     (0.03)
                                          -----------    -----------    -----------    -----------

         Weighted average common shares
         outstanding                        6,887,734      6,823,934      6,852,020      6,823,934




            See accompanying notes to condensed financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the six months ended January 31, 2004

                                   (Unaudited)

                                   Accumulated
                                                                                                          Other
                                                Common       Paid-in     Accumulated   Comprehensive    Treasury
                                                Stock        Capital       Deficit          Loss          Stock          Total
                                             -----------   -----------   -----------    -----------    -----------    -----------

Balance at July 31, 2003                     $    69,469   $ 9,572,201   $(5,399,947)   $(1,587,821)   $  (145,019)   $ 2,508,883

Net loss                                            --            --        (472,658)          --             --         (472,658)
Currency translation adjustments                    --            --            --           82,605           --           82,605
                                                                                                                      -----------
Comprehensive loss                                  --            --            --             --             --             --
Treasury stock transferred to pension plan                                                                  75,250         75,250
                                             -----------   -----------   -----------    -----------    -----------    -----------
Balance at January 31, 2004                  $    69,469   $ 9,572,201   $(5,872,605)   $(1,505,216)   $   (69,769)   $ 2,194,080
                                             ===========   ===========   ===========    ===========    ===========    ===========

































            See accompanying notes to condensed financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                           Six months ended January 31,
                                                               2004            2003
                                                           ------------    ------------
Cash flows from operating activities:
        Net loss                                           $   (472,658)   $   (206,627)
        Adjustments to reconcile net loss
          to net cash used in operating activities:
              Depreciation and amortization                     202,206         145,616
              Gain on sale of assets                           (143,045)           --
              Changes in assets and liabilities:
                Accounts receivable                             297,316         206,341
                Inventories                                    (322,914)       (272,442)
                Prepaid expenses                                 (1,080)         45,301
                Other assets                                     29,547        (257,444)
                Accounts payable                                157,258         326,609
                Accrued liabilities                             122,979         (40,261)
                Deferred taxes                                   10,457            --
                Federal income taxes                              1,792            --
                                                           ------------    ------------
Net cash used in operating activities                          (118,142)        (52,907)
                                                           ------------    ------------

Cash flows from investing activities:
        Cash acquired in acquisition                               --            38,548
        Proceeds from sales or maturities of investments        322,215            --
        Due to from affiliates                                  (12,335)        (92,098)
        Purchase of property, plant and equipment               (87,224)       (151,516)
        Certificates of deposits                                 56,000            --
                                                           ------------    ------------
Net cash provided by investing activities                       278,656        (205,066)
                                                           ------------    ------------

Cash flows from financing activities:
        Net change in notes payable and long-term debt         (140,842)        414,386
                                                           ------------    ------------


Effect of exchange rate changes on cash                           8,545          13,625

Net increase (decrease) in cash and cash equivalents            (28,217)        170,038
Cash and cash equivalents - beginning of period                  46,352          54,615
                                                           ------------    ------------
Cash and cash equivalents - end of period                  $     74,569    $    224,653
                                                           ============    ============

Supplemental disclosures of cash flow information:
        Cash paid during the period for interest           $     60,718    $     71,429
                                                           ============    ============



            See accompanying notes to condensed financial statements.

                                   (Unaudited)


Non-cash activities:

During the quarter ended October 31, 2003, the Company obtained title to the Rentech stock which was the collateral for the receivable from Dresser. The Rentech stock was classified as marketable securities for the quarter ended October 31, 2003 and a portion was subsequently sold and the remainder was transferred to an affiliate, Interfederal Capital, Inc. in the quarter ended January 31, 2004. The receivable from Dresser was classified as other assets for the year ended July 31, 2003.

Rentech stock, with a fair market value of $78,178 was transferred to an affiliated company, Interfederal Capital, Inc. during the quarter ended January 31, 2004.

Treasury stock with a cost of $75,250 was transferred to the pension plan in the quarter ended January 31, 2004. The cost basis approximated the fair market value at the time of the transfer.

Capacitive Deionization Technology (CDT) stock, with a market value of $56,965, was transferred to the Retech employees pension plan in the quarter ended January 31, 2004.




























           See accompanying notes to condensed financial statements.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2004

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

     The statements were prepared using accounting principles generally accepted in the United States of America. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately. Certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 2003 have been omitted, even though they are necessary for a fair presentation of the financial position at January 31, 2004 and 2003 and the results of operations and cash flows for the periods then ended.

NOTE B - ACQUISITION

     On January 1, 2003, the Company acquired 80% of the outstanding stock of privately held Logic Metals Technology, Inc. ("LMT"), located in Garland, Texas. LMT specializes in the fabrication of components from sheet metal and assembly of those components into cabinets to house electronic components and systems. LMT builds products based on specifications provided by other companies. Customers of LMT have historically been in the telecom business, with requirements for metal cabinets to house electronic switches and other components, but newer and proposed customers are in a variety of

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                January 31, 2004

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

NOTE C - INVENTORIES

     Inventories are comprised as follows:

                                             January 31, 2004     July 31, 2003
                                             ----------------   ----------------

           Raw materials                     $      1,166,295   $      1,035,450
           Work in process                            631,104            607,343
           Finished goods                           1,209,434          1,041,126
                                             ----------------   ----------------

                                             $      3,006,833   $      2,683,919
                                             ================   ================

NOTE D - NOTES PAYABLE AND LONG-TERM OBLIGATIONS

Hydel borrowed an additional $265,000 from the Canadian bank with which it had a demand bank loan with a maximum loan amount of $1,563,000 payable on demand, for which the amount outstanding at January 31, 2004 was $644,000. The proceeds of the new loan were used to repay indebtedness to the parent company.



NOTE E - ACCUMULATED OTHER COMPREHENSIVE LOSS:

     The components of accumulated other comprehensive loss are as follows:

                                       Cumulative      Minimum
                                      Translation      Pension
                                       Adjustment     Liability        Total
                                      -----------    -----------    -----------

Balance at July 31, 2003              $  (419,805)   $(1,168,016)   $(1,587,821)

Currency translation adjustments           82,605           --           82,605
                                      -----------    -----------    -----------

Balance at January 31, 2004           $  (337,200)   $(1,168,016)   $(1,505,216)
                                      ===========    ===========    ===========


     The earnings associated with the Company's investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal income taxes on these earnings or translation adjustments has been provided.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIA

NOTE F - CONTINGENCIES:

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

     As the result of Retech's non-liquid status, it has been unable to currently fund the annual pension liability. The Company has recognized a minimum pension liability for the under-funded plan. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or reduction of stockholders' equity. The Plan's pension liability as of July 31, 2003, the date of the last actuarial valuation, was $1,177,342, intangible assets were $9,326 and a stockholders' equity reduction of $1,168,016 as of July 31, 2003. The Company has accrued $30,000 and transferred marketable securities with a value of $125,200 to the pension plan for a total contribution, paid or accured, in the quarter ended January 31, 2004 in the amount of $165,200, and must make the balance of $53,159 to meet its minimum required contribution of $218,359 to the plan no later than April 30, 2004. See Note 12 in July 31, 2003 Form 10-K.

     Retech will terminate this plan upon funding its pension liability. The plan assets consist of common stock equities and government securities administered by the trust department of Comerica Bank, Dallas, Texas. The custodian of the Pension Plan assets had advised Retech that shares of CDT Systems transferred to the plan were unregistered shares and will be returned to Retech subsequent to year-end. Retech has received registered shares to replace the unregistered shares as of March 2, 2004. See Note 12 in July 31, 2003 Form 10-K.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                January 31, 2004

                                   (Unaudited)

NOTE G - INDUSTRY SEGMENT DATA:

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

                                           3 months                     6 months
                                          January 31,                  January 31,
Operating revenues                   2004           2003           2004           2003
         Water                   $     3,111    $   153,000    $    62,343    $   155,161
         Utilities                 2,574,138      2,488,353      5,522,457      4,984,130
         Fabrication*                948,531        485,722      1,906,484        485,722
                                 -----------    -----------    -----------    -----------
         Total sales             $ 3,525,780    $ 3,127,075    $ 7,491,284    $ 5,625,013
                                 ===========    ===========    ===========    ===========

Operating income (loss)
         Water                   $   (74,957)   $   104,346    $  (136,054)   $    38,767
         Utilities                   (61,493)        68,355        143,867        201,082
         Fabrication*                (20,310)        44,671        (61,310)        44,669
                                 -----------    -----------    -----------    -----------
Total segment operating income
(loss)                              (156,760)       217,372        (53,497)       284,518
General corporate expenses          (177,375)      (250,569)      (425,263)      (413,170)
Other income (expense)                   160        (42,800)        52,387        (61,565)
                                 -----------    -----------    -----------    -----------
Loss before income taxes         $  (333,975)   $   (75,997)   $  (426,373)   $  (190,217)
                                 ===========    ===========    ===========    ===========



*  Operations commenced in January 2003.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                January 31, 2004

                                   (Unaudited)

NOTE H - RELATED PARTY TRANSACTIONS

The following is a summary of advances to and from affiliated companies included in other assets at January 31, 2004 and July 31, 2003:

                                                             January 31, 2004     July 31, 2003
                                                             ----------------    ----------------
Interfederal Capital, Inc.                                   $        470,513    $        373,048
IFC Industries, a subsidiary of Interfederal Capital, Inc.             49,639              14,774
M&M Trans Exchange                                                    382,301             375,118
Comtec, Inc.                                                           18,014              18,014
Glauber Management                                                    (72,100)            (60,600)
Petroleum Dynamic                                                      (4,222)             (4,222)
Officers                                                             (327,449)           (289,949)
                                                             ----------------    ----------------

                                                             $        516,696    $        426,183
                                                             ================    ================

     Interfederal Capital, Inc. (Interfederal), a Texas corporation, is owned by
S. Mort Zimmerman and his four (4) children. The Company paid Interfederal Capital, Inc. $27,600 and $82,800 for the three and six months ended January 31, 2004 and year ended July 31, 2003, respectively. The fees are included in S. Mort Zimmerman's annual compensation. Accumulated borrowings for the years ended July 31, 2003 and 2002 were $373,048 and 213,776, respectively. During the year ended July 31, 2003, the Company purchased an 80% interest in LMT from Interfederal in exchange for 400,000 shares of restricted common stock. The stock was valued at $173,400. See acquisition Note 13 of the July 31, 2003 Form 10-K.

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

     During the quarter ended January 31, 2004, the Company transferred 90,000 shares of Rentech stock to Interfederal Capital, Inc. The sale was recorded at $78,178, which was the fair market of the Rentech stock on the date of transfer.


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

Results of Operations

     Summary.  The Company  reported net losses of $(472,658) and $(346,078) for the six and three months ended January 31, 2004, respectively.  This compared to
$(206,627)  and  $(78,804)  for the six and three months ended January 31, 2003, respectively.  Segment operating loss increased by $338,015 and $374,132 for the six and  three  month  periods,  the  result  of lower  sales in the  WaterMaker business and continued losses in the fabrication sector, with negative change in the product mix of the utilities segment. The Utility segment reported increases in revenue of $538,327 and $85,785 with operating profits  decreasing by $57,409 and  $129,848  for the six and  three  month  periods,  respectively.  The water segment  reported  decreased  revenues of $92,818 and $149,889,  with  operating profits  decreasing  $174,821  and  179,303 for the six and three  months  ended
January 31, 2004. The Metal Fabrication  business revenues increased  $1,420,762 and $462,809 while  operating  loss from this segment  increased by $105,785 and
$64,981, respectively. Gross margins decreased from 28.85% to 22.12% for the six months  ended  January 31,  2004 and from 31.93% to 20.23% for the three  months ended  January  31,  2004.  Selling,  general and  administrative  expenses as a percent of revenues  decreased  from  31.14% to 28.52% for the six months  ended
January  31, 2004 and  decreased  from 32.99% to 29.71% of revenue for the three months  ended  January 31,  2004.  Other  income was affected by gain on sale of
Rentech Stock.

     Increases  (decreases)  for the three and six months  periods ended January
31, 2004, as compared with the similar period of 2003, for key operating data were as follows:

                            Three months ended               Six months ended
                             January 31, 2004                January 31, 2004
                        Increase/                       Increase/
                        (Decrease)   Percent Change     (Decrease)    Percent Change
Sales                     398,705        12.75%          1,866,271        33.18%
Segment operating loss    374,132       172.12%            338,015       118.80%
Loss before income tax    257,978      (339.46%)           236,156      (124.15%)
Net loss per share          (0.04)     (400.00%)             (0.04)     (133.33%)


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

Results of Operations (continued)

     The  following  table  represents  the  changes   [increase/(decrease)]  in
operating  revenues,  operating  income  (loss) and income  (loss) before income taxes by the respective industry segments when compared to the previous period:

                                  Three months ended             Six months ended
                               Increase/                      Increase/
                              (Decrease)      Percent        (Decrease)      Percent
                             -----------    -----------     -----------    -----------
Operating revenues
------------------

      Water                  $  (149,889)        (97.97%)   $   (92,818)        (59.82%)
      Utilities                   85,785           3.45%        538,327          10.80%
      Fabrication                462,809          95.28%      1,420,762         292.51%
                             -----------    -----------     -----------    -----------
      Total sales            $   398,705          12.75%    $ 1,866,271          33.18%
                             ===========    ===========     ===========    ===========

Operating income (loss)
-----------------------
      Water                  $  (179,303)       (171.84%)   $  (174,821)       (450.95%)
      Utilities                 (129,848)       (189.96%)       (57,409)        (28.45%)
      Fabrication                (64,981)       (145.47%)      (105,785)       (236.82%)
                             -----------    -----------     -----------    -----------

Total segment operating
income (loss)                   (374,132)       (172.12%)      (338,015)       (118.80%)
General corporate expenses        73,194         (29.21%)       (12,093)          2.93%
Other income (expense)            42,960        (100.37%)       113,952        (185.09%)
                             -----------    -----------     -----------    -----------

Loss before income taxes     $  (257,978)        339.46%    $  (185,855)        124.15%
                             ===========    ===========     ===========    ===========


     Water revenues amounted to $62,343 for the six months ended January 31, 2004 primarily reflecting the purchase of demonstration units for India and Mexico. Expenses were $198,942 and $120,328 for the three and six months ended January 31, 2004, respectively. The Company has identified distributors/agents for India, UAE and Sri Lanka.

     Utility revenues increased by $538,327 and $85,785 for the three and six months ended January 31, 2004. Operating income decreased by $57,409 and $129,868 for the three and six months ended January 31, 2004 resulting in operating profit of $143,867 in the six months of 2004 and an operating loss of $(61,493) in the three months ending January 31, 2004. This segment was adversely affected by the events of September 11, 2001 and the overall economy. The segment has introduced new products for the digital recording of multiple pressure points, to begin replacing the paper graph recorders, and is completing a new "drip" odorization system for which there appears to be an un-served niche in the low volume natural gas delivery business. The products for the gas service is generally a capital purchase by the Company's customers and will require time for new products to be integrated into their purchasing cycle.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

     Fabrication began manufacturing for the electric and gas industry starting January 1, 2003, with the initial month revenue of $485,722 for the 6 months and 3 months with the acquisition of Logic Metals Technology, Inc. Revenue was $948,531 and 1,906,484 for the three and six months ended January 31, 2004, respectively. Logic Metals is a sheet metal fabrication company with customers in the telecom and elevators industries, and has established a strategic alliance with Mecanova OY of Finland to provide international solutions.

     With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Corporate overhead expenses decreased by $73,194 and increased by $12,093 relative to the corresponding 3 month and six month periods in the prior year, respectively. The Company believes there is a worldwide need for safe reliable drinking water and the market can be exploited with its products. The Company has had to expend approximately $4,260 in the quarter ended January 31, 2004 and approximately $200,000 total, in vigorously defending its ownership of its general corporate offices in litigation with the SBA. (Also see Part II, Item 1. "Legal Proceedings").

Liquidity and Capital Resources

     Liquidity. Current assets of the Company total $5,058,247 at January 31, 2004, down from current assets of $5,059,129 at July 31, 2003, or a decrease of $882. Current liabilities decreased by $193,190, resulting in working capital (current assets less current liabilities) of $666,851 at January 31, 2004 as compared to $474,543 at July 31, 2003. The Company believes that it has and can generate sufficient cash to meet its working capital requirements.

     Hydel has a working capital line-of-credit with a Canadian bank in the amount of approximately $1,500,000. The Canadian credit facility is secured by receivables, inventories and equipment of Hydel. Additionally, Hydel has borrowed $264,000 to repay the loans due to the U.S. corporate facility.

     Reynolds has established a working capital line of credit of approximately $400,000 with a national bank in the Dallas, Texas area. The line is secured by accounts receivable and inventory of Reynolds. During the year ended July 31, 2003, Reynolds also received a mortgage loan in connection with refinancing of the building it occupies for $397,000.

     Logic has received funding from a national bank in the Dallas, Texas area of $450,000 on a revolving line of credit secured by accounts receivable and inventory and $337,000 for the purchase of machinery.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

     While the Company has incurred losses over the past years, the Company has, in the past, demonstrated the ability to raise capital in order to accelerate the strategic goals to continue to grow the revenue and improve profitability. The Company is actively seeking a private placement of its public equity. Investment candidates include accredited high net worth individual investors and private investment pools. The Company has, as of January 31, 2004, engaged the corporate finance department of a major placement agent for an initial four-month non-exclusive term. The Company is offering whatever form of investment instrument is attractive to potential investors including but not limited to restricted and free tradable common stock, preferred stock or other convertible security.

     Management believes that it can attract investment capital of between $500,000 and $2,000,000 based on the Company's business strategy. The amount of equity the Company will offer will depend in part on share/conversion price, discount or premium on current market share price and dilution prospects. In addition, the company has available resources from potential sale of treasury stock.

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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 31.1 - Certification of Chairman and Chief Executive Officer of Electric & Gas Technology, Inc. and Subsidiaries required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.2 - Certification of Chief Financial Officer of Electric & Gas Technology, Inc. and Subsidiaries required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 -- Certification of Chairman and Chief Executive Officer of Electric & Gas Technology, Inc. and Subsidiaries pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

     Exhibit 32.2 -- Certification of Chief Financial Officer of Electric & Gas Technology, Inc. and Subsidiaries pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

     (b)     Reports on Form 8-K.

             NONE


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ELECTRIC & GAS TECHNOLOGY, INC.


                              /s/ S. Mort Zimmerman
                              ---------------------
                                S. Mort Zimmerman
                                  Chairman and
                             Chief Executive Officer





Dated: March 22, 2004