Form 10-Q
period 2004-04-30
ELECTRIC & GAS TECHNOLOGY INC
filed 2004-06-21
CIK 785819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended:  April 30, 2004
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

Commission File:# 0-14754
                  -------

                         ELECTRIC & GAS TECHNOLOGY, INC.
                         -------------------------------
             (Exact Name of Registrant as specified in its Charter)


                  TEXAS                                           75-2059193
     (State or other Jurisdiction of                           I R S. Employer
     incorporation or organization)                          Identification No.)


 3233 West Kingsley Road, Garland, Texas                            75041
(Address of Principal Executive Offices)                          (Zip Code)

                                 (972) 840-3223
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

The number of shares outstanding of each of the Issuer's Classes of Common Stock, as of June 18, 2004:

Common - $0.01 Par Value - 6,887,734

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                               Index to Form 10-Q
                      For the Quarter Ended April 30, 2004

Part I - Financial Information                                              Page

      Item 1.   Condensed Consolidated Financial Statements:

             (a)  Condensed Consolidated Balance Sheets as
             of April 30, 2004 (unaudited) and July 31, 2003                   3

             (b) Condensed Consolidated Statements of Operations for the
             three and nine months ended April 30, 2004 (unaudited) and
             2003 (unaudited)                                                  4

             (c) Condensed Consolidated Statement of Changes in
             Stockholders' Equity for the nine months ended April 30, 2004
             (unaudited)                                                       5

             (d) Condensed Consolidated Statements of Cash Flows for
             the nine months ended April 30, 2004 (unaudited) and 2003
             (unaudited)                                                     6-7

             (e)  Notes to Condensed Consolidated Financial Statements
             (unaudited)                                                    8-14

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         15-19

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk     19

      Item 4.  Controls and Procedures                                        20

Part II - Other Information

      Item 1.     Legal Proceedings                                        21-22

      Item 3.     Default on Senior Securities                                22

      Item 5.     Other information                                           22

      Item 6.     Exhibits and Reports on Form 8-K                            23

      Signature (Pursuant to General Instruction E)                           23


      All other items called for by the instructions are omitted as they are either not applicable, not required, or the information is included in the Condensed Financial Statements or Notes thereto.


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              April 30, 2004     July 31, 2003
                                                              --------------    --------------
                                                                (Unaudited)
                                     ASSETS
CURRENT ASSETS
         Cash and cash equivalents                            $       51,464    $       40,930
         Investments, at market                                        5,684            56,965
         Accounts receivable, net                                    975,132           962,697
         Inventories                                               1,119,671           983,649
         Prepaid expenses                                             72,005            41,655
         Assets held for sale                                        486,900              --
         Current assets of discontinued operations                 2,828,677         2,973,233
                                                              --------------    --------------
                 Total current assets                              5,539,533         5,059,129
                                                              --------------    --------------

PROPERTY, PLANT AND EQUIPMENT, net                                 1,359,999         1,797,013
                                                              --------------    --------------

OTHER ASSETS
        Assets held for sale                                         538,052           447,110
        Non current assets on discontinued operations                904,431         1,254,967
        Other assets                                               1,062,031         1,789,345
                                                              --------------    --------------
                        Total other assets                         2,504,514         3,491,422
                                                              --------------    --------------
TOTAL ASSETS                                                  $    9,404,046    $   10,347,564
                                                              ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Notes payable                                        $    2,398,340    $      840,828
         Accounts payable                                          1,064,769           732,900
         Accrued liabilities                                         386,859           203,660
         Current maturities of long-term obligations                 178,817           512,910
         Current liabilities of discontinued operations            2,138,277         2,294,288
                                                              --------------    --------------
                 Total current liabilities                         6,167,062         4,584,586
                                                              --------------    --------------
LONG-TERM OBLIGATIONS
         Non current liabilities of discontinued operations          815,420           599,194
         Minimum pension liability                                 1,008,983           958,983
         Non current maturities of long-term obligations             597,147         1,695,918
                                                              --------------    --------------
                 Total long-term obligations                       2,421,550         3,254,095
                                                              --------------    --------------
STOCKHOLDERS' EQUITY
         Preferred stock, $10 par value, 5,000,000 shares
           authorized, none issued                                      --                --
         Common stock, $.01 par value, 30,000,000 shares
           authorized, issued 6,946,934                               69,469            69,469
         Additional paid-in capital                                9,572,201         9,572,201
         Accumulated deficit                                      (7,204,137)       (5,399,947)
         Minimum pension liability                                (1,168,016)       (1,168,016)
         Cumulative translation adjustment                          (384,314)         (419,805)
                                                              --------------    --------------
                                                                     885,203         2,653,902
         Treasury stock, 59,200 and 123,000 shares                   (69,769)         (145,019)
            at cost, respectively
                 Total stockholders' equity                          815,434         2,508,883
                                                              --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    9,404,046    $   10,347,564
                                                              ==============    ==============

   See accompanying notes to the condensed consolidated financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three months ended            Nine months ended
                                                April 30,                    April 30,
                                       --------------------------    --------------------------
                                           2004           2003           2004           2003
                                       -----------    -----------    -----------    -----------
Sales                                  $ 1,671,963    $ 1,682,283    $ 4,649,970    $ 3,583,203
Cost of goods sold                       1,344,783      1,129,799      3,654,648      2,195,407
                                       -----------    -----------    -----------    -----------

    Gross profit                           327,180        552,484        995,322      1,387,796

Selling, general and administrative        608,933        704,263      2,069,787      1,941,978
                                       -----------    -----------    -----------    -----------

Operating loss                            (281,753)      (151,779)    (1,074,465)      (554,182)
                                       -----------    -----------    -----------    -----------

Other income (expense):
    Interest, net                          (37,891)       (23,821)      (105,328)       (61,782)
    Investment gain (loss)                (497,578)       (34,567)      (284,794)       (34,567)
    Other, net                            (192,728)        (1,620)      (171,854)         9,150
                                       -----------    -----------    -----------    -----------
Total other expense                       (728,197)       (60,008)      (561,976)       (87,199)
                                       -----------    -----------    -----------    -----------

Loss from continuing operations         (1,009,950)      (211,787)    (1,636,441)      (641,381)
                                       -----------    -----------    -----------    -----------

Discontinued operations:
        Income from discontinued
operations,
       net of income tax expense of
       $1,559, $567, $48,851, and
       $16,977                               4,818         54,234        254,630        208,951

       Loss on sale of discontinued
       operations, net of income tax
       benefit of $157,586                (422,379)          --         (422,379)          --
                                       -----------    -----------    -----------    -----------
Gain (loss) from discontinued             (412,743)        54,234       (167,749)       208,951
                                       -----------    -----------    -----------    -----------
operations

Net loss                               $(1,427,511)   $  (157,553)   $(1,804,190)   $  (432,430)
                                       ===========    ===========    ===========    ===========

Income (loss) available per
Common share:
    Loss from continued operations     $     (0.15)   $     (0.03)   $     (0.24)   $     (0.09)
    Gain (loss) from discontinued
    operations                               (0.06)          0.01          (0.02)          0.03
                                       -----------    -----------    -----------    -----------
          Net loss                     $     (0.21)   $     (0.02)   $     (0.26)   $     (0.06)
                                       ===========    ===========    ===========    ===========
Weighted average common
shares outstanding                       6,887,734      6,823,934      6,863,751      6,823,934
                                       ===========    ===========    ===========    ===========



     See accompanying notes to condensed consolidated financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the nine months ended April 30, 2004

                                   (Unaudited)

                                                                                        Accumulated
                                                                                           Other
                                                Common       Paid-in     Accumulated   Comprehensive    Treasury
                                                Stock        Capital       Deficit         Loss           Stock          Total
                                             -----------   -----------   -----------    -----------    -----------    -----------
Balance at July 31, 2003                     $    69,469   $ 9,572,201   $(5,399,947)   $(1,587,821)   $  (145,019)   $ 2,508,883

Net loss                                            --            --      (1,804,190)          --             --       (1,804,190)
Currency translation adjustments                    --            --            --           35,491           --           35,491
Comprehensive loss                                  --            --            --             --             --       (1,768,699)
Treasury stock transferred to pension plan          --            --            --             --           75,250         75,250
                                             -----------   -----------   -----------    -----------    -----------    -----------

Balance at April 30, 2004                    $    69,469   $ 9,572,201   $(7,204,137)   $(1,552,330)   $   (69,769)   $   815,434
                                             ===========   ===========   ===========    ===========    ===========    ===========































     See accompanying notes to condensed consolidated financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                    Nine months ended April 30,
                                                                        2004            2003
                                                                    -----------     -----------
Cash flows from operating activities:
        Net loss                                                    $(1,804,190)    $  (432,430)
            (Gain) loss on discontinued operations                      167,749        (208,951)
                                                                    -----------     -----------
        Loss from continuing operations                              (1,636,441)       (641,381)
        Adjustments to reconcile net loss
          to net cash provided by (used in) operating activities:
              Depreciation and amortization                             194,191          65,483
              Change in market value of investments                        --            34,567
              Gain on sale of assets                                   (143,045)           --
              Loss on investments                                       447,019            --
              Changes in assets and liabilities:
                Accounts receivable                                     (12,435)       (206,928)
                Inventories                                            (136,022)        (43,508)
                Prepaid expenses                                        (30,350)          5,016
                Other assets                                            (33,726)        213,399
                Accounts payable                                        338,738         551,486
                Accrued liabilities                                     233,199         138,416
                                                                    -----------     -----------
Net cash provided by (used in) operating activities                    (778,872)        116,550
                                                                    -----------     -----------

Cash flows from investing activities:
        Purchase of property, plant and equipment                      (335,019)       (438,092)
        Cash acquired in acquisition                                       --            38,548
        Proceeds from sales or maturities of investments                322,215            --
        Investments in affiliates                                        61,723          94,888
        Certificates of deposits                                         67,591          40,000
                                                                    -----------     -----------
Net cash provided by (used in) investing activities                     116,510        (264,656)
                                                                    -----------     -----------

Cash flows from financing activities:
        Payments on long-term obligations                              (293,147)       (427,159)
        Net change in notes payable and long-term debt                  542,994         542,058
                                                                    -----------     -----------

Net cash provided by financing activities                               249,847         114,899
                                                                    -----------     -----------

Net cash provided by discontinued operations                            423,049          24,479
                                                                    -----------     -----------

Net increase (decrease) in cash and cash equivalents                     10,534          (8,728)
Cash and cash equivalents - beginning of period                          40,930          36,189
                                                                    -----------     -----------
Cash and cash equivalents - end of period                           $    51,464     $    27,461
                                                                    ===========     ===========

Supplemental disclosures of cash flow information:
        Cash paid during the period for interest                    $   185,399     $   154,784
                                                                    -----------     -----------
        Taxes paid in discontinued operations during the period     $    33,673     $    21,487
                                                                    -----------     -----------



     See accompanying notes to condensed consolidated financial statements.

                                   (Unaudited)


Non-cash activities:

During the period ended April 30, 2004, the Company obtained title to the Rentech stock which was the collateral for the receivable from Dresser. The Rentech stock was classified as marketable securities for the quarter ended October 31, 2003 and a portion was subsequently sold and the remainder, with a fair market value of $78,178, was transferred to an affiliate, Interfederal Capital, Inc. The receivable from Dresser was classified as other assets for the year ended July 31, 2003.

Treasury stock with a cost of $75,250 was transferred to the pension plan during the nine month period ended April 30, 2004. The cost basis approximated the fair market value at the time of the transfer.

Capacitive Deionization Technology (CDT) stock, with a market value of $56,965, was transferred to the Retech employees pension plan in the nine month period ended April 30, 2004.

During the period ended April 30, 2004, the Company's corporate office building and the Reynolds' office/warehouse building along with the related land and improvements for both facilities were reclassified as assets held for sale at its net book value of $577,842.

During the period ended April 30, 2004, certain long-term debt were is default with the bank. Accordingly, the note payable balances of $1,014,518 were reclassified to notes payable

During the period ended April 30, 2003, the Company acquired Logic Metals Technology, Inc. through the issuance of 400,000 shares of common stock valued at $173,400 and the assumption of notes on equipment of $447,894.




















     See accompanying notes to condensed consolidated financial statements.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2004
                                   (Unaudited)

NOTE A - GENERAL

Electric & Gas Technology, Inc.( the "Company" or "ELGT") was organized under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. The Company presently is the owner of 100% of Reynolds Equipment Company and Hydel Enterprise, Inc., 91.5% of AWT, and 80% of Logic Metals. Through such subsidiaries, the Company operates in three distinct business segments: (1) production of atmospheric water, filtration and enhanced water products; (2) manufacture and sale of products for the Utilities sector, consisting of natural gas measurement, metering and odorization equipment, and electric meter enclosures and pole-line hardware for the electric utility industry and the general public, and (3) sheet metal fabrication for a diverse customer base, including telecom and networking cabinetry, elevator controls, and other sheet metal applications. The Company has signed a "letter of intent" to sell the assets of Hydel Enterprises, Inc. Management can give no assurances that the sale will be completed. Hydel is classified as discontinued operation, but was previously included in the Utilities sector. (See Note C.)

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

The statements were prepared using accounting principles generally accepted in the United States of America. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately. Certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 2003 have been omitted, even though they are necessary for a fair presentation of the financial position at April 30, 2004 and 2003 and the results of operations and cash flows for the periods then ended.

NOTE B - ACQUISITION

On January 1, 2003, the Company acquired the personnel, and 80% of the outstanding stock of privately held Logic Metals Technology, Inc. ("LMT"), located in Garland, Texas. LMT specializes in the fabrication of components from sheet metal and assembly of those components into cabinets to house electronic components and systems. LMT builds products based on specifications provided by other companies. Customers of LMT have historically been in the telecom business, with requirements for metal cabinets to house electronic switches and other components, but newer and proposed customers are in a variety of businesses, including elevator

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                 April 30, 2004
                                   (Unaudited)
NOTE B - ACQUISITION (Continued)

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

NOTE C - DISCONTINUED OPERATIONS

An inquiry was received regarding the availability for sale of a wholly owned subsidiary of the Company located in Canada, Hydel Enterprises, Inc. and on June 6, 2004, the Company signed a letter of intent to pursue the sale of the Hydel assets, including current assets and plant, property and equipment. The current agreed date of record, assuming the sale is consummated, is July 30, 2004. In accordance with APB Opinion No. 30, as amended by SFAS No. 144, the assets and liabilities of Hydel have been disclosed separately in the balance sheets as assets and liabilities of discontinued operations. The assets were written down to the estimated fair value of the sale price.

The results of discontinued operations are as follows for the nine months ended:

                                                    April 30, 2004    April 30, 2003
                                                    --------------    --------------
Net sales                                           $    6,277,080    $    5,711,563
Income from discontinued operations net of income
    tax expense of $48,851 and $16,977              $      254,630    $      208,951
Loss on sale of discontinued operations, net of
    income tax benefit of $157,586                        (428,379)             --
                                                    --------------    --------------
Gain (loss) of discontinued operations              $     (167,749)   $      208,951
                                                    ==============    ==============


NOTE D - INVENTORIES

     Inventories are comprised as follows:
                                                    April 30, 2004    July 31, 2003
                                                    --------------   --------------

         Raw materials                              $      660,508   $      516,199
         Work in process                                   210,130           80,123
         Finished goods                                    249,033          387,327
                                                    --------------   --------------
             Total inventory                        $    1,119,671   $      983,649
                                                    ==============   ==============

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                 April 30, 2004
                                   (Unaudited)

NOTE E - NOTES PAYABLE AND LONG-TERM OBLIGATIONS

Subsequent to July 31, 2003, Hydel borrowed an additional $265,000 from the Canadian bank with which it had a bank loan with a maximum loan amount of $1,563,000 payable on demand, for which the amount outstanding at April 30, 2004 was $644,000 and is reflected in liabilities of discontinued operations. The proceeds of the new loan were used to repay indebtedness to the parent.

As a result of the loss of the lawsuit defending the Company's title of the Corporate office building with the Small Business Administration, the Company has entered into a current term mortgage with a Dallas area bank. The original amount of the term mortgage was $459,936 bearing an interest rate of 6% with interest only payments of $2,343.78 due monthly and the balance due on July 5, 2005. The Company has relocated its Corporate offices to 3233 Kingsley Road, Garland, Texas 75041 and placed the building at 13636 Neutron Road for sale. The Company currently has a contract for the sale of the building, which will satisfy the mortgage. The building has been classified to assets held for sale and is included in current assets at April 30, 2004.

A bank has declared the Company in default on notes for revolving lines of credit, a mortgage on a building at 410 S. Kirby street in Garland, Texas and a long term note on a press. The Company is discussing refinancing the revolving lines to reflect the significantly increased accounts receivable base. When the revolving lines of credit are resolved, along with the additional cash required to fund the increased business, the bank is discussing releasing the default status on the equipment loan, pending a valuation of the equipment. The Company has consolidated all Dallas area offices and manufacturing into one building and placed the building on Kirby street for sale or lease.

Another bank has declared the Company in default on an equipment note for slow payment, which the Company is curing at this time. The loan should be current when the Company attains new financing to more adequately cover accounts receivable and completes the sale of Hydel.

NOTE F - IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

The Company reviews for impairment, long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. In the event of impairment, the asset is written down to its fair market value.

Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal and are classified as assets held for sale. Such amounts aggregated $1,024,592 at April 30, 2004. During the quarter ended April 30, 2004, the Company wrote off its investment, which was classified as a non-current asset at July 31, 2004, of $447,019 in Orasee Corporation.

In addition, the Utilities segment reserved approximately $132,000 of slow moving and obsolete inventory related to a product line which is no longer sold, but for which the Company is required to maintain replacement and repair inventory for products previously sold.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                 April 30, 2004

                                   (Unaudited)

NOTE G - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

                                   Cumulative       Minimum
                                   Translation      Pension
                                   Adjustment      Liability        Total
                                   -----------    -----------    -----------

Balance at July 31, 2003           $  (419,805)   $(1,168,016)   $(1,587,821)

Currency translation adjustments        35,491           --           35,491
                                   -----------    -----------    -----------

Balance at April 30, 2004          $  (384,314)   $(1,168,016)   $(1,552,330)
                                   ===========    ===========    ===========

The earnings associated with the Company's investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal income taxes on these earnings or translation adjustments has been provided.

NOTE H - CONTINGENCIES

The Company's former U.S. electric operations were sold in 1996 and 1995. The sale of the meter socket division of Retech, Inc. ("Retech") included a note receivable of approximately $1,250,000 and the continuing ownership of an 80,000 square foot manufacturing facility in Paris, Texas. Under the sale, Retech would continue to be responsible for the frozen Defined Benefit Pension Plan for Bargaining Employees (the "Plan"). The Company sued for collection of the note receivable and subsequently entered into an agreement for the exchange of a 20% interest in Pioneer Power, an affiliate of the note maker. Further, the Company was to distribute 80% of its 20% interest to its shareholders in accordance with the court approved agreement. The maker failed to perform under this Agreement and has caused the Company to again pursue legal recourse against the maker and their affiliates. Legal proceedings are ongoing.

The Company has listed the Paris, Texas property for sale, classified as asset held for sale, with a national real estate firm.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                 April 30, 2004

                                   (Unaudited)

NOTE H - CONTINGENCIES (Continued)

As the result of Retech's non-liquid status, it has been unable to currently fund the annual pension liability. The Company has recognized a minimum pension liability for the under-funded plan. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or reduction of stockholders' equity. The Plan's pension liability as of July 31, 2003, the date of the last actuarial valuation, was $1,177,342, intangible assets were $9,326 and a stockholders' equity reduction of $1,168,016 as of July 31, 2003. The Company has accrued $45,000 and transferred marketable securities with a value of $125,200 to the pension plan for a total contribution, paid or accrued, in the quarter ended April 30, 2004 in the amount of $165,200, and was required to pay the balance of $53,159 to meet its minimum required contribution of $218,359 to the plan no later than April 30, 2004. The Company has not made the additional contribution to the plan. Currently, the Company expects to receive stock in a public company for amounts due to the Company and use the stock to satisfy this liability. See Note 12 in July 31, 2003 Form 10-K.

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

NOTE I - INDUSTRY SEGMENT DATA

The Company's current business is primarily comprised of three industry segments: (i) production of atmospheric water, filtration and enhanced water products (AWT); (ii) the manufacture and sale of products serving the utilities industry, specifically natural gas measurement equipment and gas odorization products (Reynolds) and (iii) fabrication of cabinets and piece parts from sheet metal for diversified end customers as set forth below (Logic).

The Company has signed a letter of intent to pursue the sale of the Canadian portion of the utility segment. Accordingly, those assets, liabilities and operations have been classified as discontinued operations, and are no longer included in the segment data. Management can give no assurances that the sale will be completed.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 April 30, 2004

                                   (Unaudited)

NOTE I - INDUSTRY SEGMENT DATA (Continued)

                                             Three months ended            Nine months ended
                                                 April 30,                     April 30,
Operating revenues                          2004           2003           2004           2003

         Water                          $    18,622    $   199,001    $    80,965    $   354,162
         Utilities                          396,833        686,953      1,406,013      1,946,991
         Fabrication*                     1,256,508        796,329      3,162,992      1,282,050
                                        -----------    -----------    -----------    -----------
         Total sales                    $ 1,671,963    $ 1,682,283    $ 4,649,970    $ 3,583,203
                                        ===========    ===========    ===========    ===========

Operating income (loss)
         Water                          $   (66,227)   $    58,454    $  (202,281)   $    97,221
         Utilities                         (311,613)        25,667       (367,863)        21,249
         Fabrication*                       197,357        (41,584)       136,047          3,084
                                        -----------    -----------    -----------    -----------

Total segment operating income (loss)      (180,483)        42,537       (434,097)       121,554

General corporate expenses                 (101,270)      (194,316)      (640,368)      (675,736)

Other expense                              (728,197)       (60,008)      (561,976)       (87,199)
                                        -----------    -----------    -----------    -----------
Loss from continuing operations          (1,009,950)      (211,787)    (1,636,441)      (641,381)


Income of discontinued operations,
net of income tax expense of $1,599,
$567, $48,851, and $16,977                    4,818         54,234        254,630        208,951

Loss on sale of discontinued
operations net of income tax benefit
of $157,586                                (422,379)          --         (422,379)          --
                                        -----------    -----------    -----------    -----------
Net loss                                $(1,427,511)   $  (157,553)   $(1,804,190)   $  (432,430)
                                        ===========    ===========    ===========    ===========


*  Operations commenced in January 2003.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 April 30, 2004

                                   (Unaudited)

NOTE J - RELATED PARTY TRANSACTIONS

The following is a summary of advances to and from affiliated companies included in other assets at April 30, 2004 and July 31, 2003:

                                                             April 30, 2004     July 31, 2003
                                                             --------------    --------------
Interfederal Capital, Inc.                                   $      405,792    $      373,048
IFC Industries, a subsidiary of Interfederal Capital, Inc.           46,089            14,774
M&M Trans Exchange                                                   31,045            85,169
Comtec, Inc.                                                         18,014            18,014
Glauber Management                                                  (59,766)          (60,600)
Petroleum Dynamic                                                    (4,222)           (4,222)
                                                             --------------    --------------

                                                             $      436,952    $      426,183
                                                             ==============    ==============

Interfederal Capital, Inc. (Interfederal), a Texas corporation, is managed under a voting trust by S. Mort Zimmerman and ownership is held by his wife and four
(4) children. The Company advanced Interfederal Capital, Inc. $27,600 and $82,800 for the three and nine months ended April 30, 2004, respectively. The fees are included in S. Mort Zimmerman's annual compensation. Accumulated borrowings for the years ended July 31, 2003 and 2002 were $373,048 and 213,776, respectively. During the year ended July 31, 2003, the Company purchased an 80% interest in LMT from Interfederal in exchange for 400,000 shares of restricted common stock. The stock was valued at $173,400. See acquisition Note 13 of the July 31, 2003 Form 10-K.

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

During the period ended April 30, 2004, the Company transferred 90,000 shares of Rentech stock to Interfederal Capital, Inc. The transfer was recorded at $78,178, which was the fair market of the Rentech stock on the date of transfer, resulting in a gain.

Interfederal owns the 144,000 square foot building which is currently occupied by ELGT corporate offices and its Texas subsidiaries.

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

Results of Operations

Summary. The Company reported net losses from continuing operations of $(1,636,441) and $(641,381) for the nine and three months ended April 30, 2004, respectively. This compared to $(1,009,950) and $(211,784) for the nine and three months ended April 30, 2003, respectively. Segment operating loss increased by $555,651 and $223,020 for the nine and three month periods, the result of lower sales in the WaterMaker and the utility segment, offset by increased sales and profit in the fabrication segment. The Water segment reported decreased revenues of $273,197 and $180,379, with operating losses increasing $299,502 and $124,681 for the nine and three months ended April 30, 2004. The Utility segment reported decreases in revenue of $540,978 and $290,120 with operating income decreasing by $389,112 and $337,280 for the nine and three month periods, respectively, due in a large part by an inventory reserve of $132,376, that was recorded during the third quarter, for slow moving inventory. The Metal Fabrication business revenues increased $1,880,942 and $460,179 while operating profit from this segment increased by $132,963 and $238,941, respectively. Gross margins decreased from 38.73% to 21.40% for the nine months ended April 30, 2004 and from 32.84% to 19.57% for the three months ended April 30, 2004. Selling, general and administrative expenses as a percent of revenues decreased from 54.20% to 44.51% for the nine months ended April 30, 2004 and decreased from 41.86% to 36.42% of revenue for the three months ended April 30, 2004. Other income was affected by gain on sale of Rentech Stock, the loss of the lawsuit with the Small Business Administration of $200,483 and the write-off of the investment in Orasee Corporation of $447,019.

Increases (decreases) for the three and nine months periods ended April 30, 2004, as compared with the similar period of 2003, for key operating data were as follows:

                                         Three months ended                 Nine months ended
                                  -------------------------------   -------------------------------
                                            April 30, 2004                    April 30, 2004
                                  -------------------------------   -------------------------------
                                     Increase/                         Increase/
                                    (Decrease)     Percent Change     (Decrease)     Percent Change
                                  --------------   --------------   --------------   --------------
Sales                                    (10,320)           (.61%)       1,066,767            29.77%
Segment operating loss                   223,020          524.30%          555,651           457.12%
Loss from continuing operations         (798,163)        (376.87%)        (995,060)         (155.14%)
Net loss per share                         (0.19)        (950.00%)           (0.20)         (333.33%)

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

The following table represents the changes [increase/(decrease)] in operating revenues, operating income (loss) and income (loss) from continuing operations by the respective industry segments when compared to the previous period:

                                       Three months ended            Nine months ended
                                         April 30, 2004                April 30, 2004
                                  --------------------------    --------------------------
                                    Increase/                     Increase/
Operating revenues                 (Decrease)      Percent       (Decrease)      Percent
                                  -----------    -----------    -----------    -----------
      Water                       $  (180,379)        (90.64%)  $  (273,197)        (77.14%)
      Utilities                      (290,120)        (42.23%)     (540,978)        (27.79%)
      Fabrication *                   460,179          57.79%     1,880,942         146.71%
      Total sales                 $   (10,320)         (0.61%)  $ 1,066,767          29.77%
Operating income (loss)

      Water                       $  (124,681)       (213.30%)  $  (299,502)       (308.06%)
      Utilities                      (337,280)     (1,314.06%)     (389,112)     (1,831.20%)
      Fabrication *                   238,941         574.60%       132,963       4,311.38%

Total segment operating income
(loss)                               (223,020)       (524.30%)     (555,651)       (457.12%)
General corporate expenses            (93,046)        (47.88%)       35,368           5.23%
Other income (expense)               (668,190)     (1,113.50%)     (474,777)       (544.48%)

Loss from continuing operations   $  (798,163)       (376.87%)  $  (995,060)       (196.81%)

*  Operations commenced in January 2003

Water revenues decreased by $273,197 and $180,379 for the nine and three months ended April 30, 2004 respectively. Operating income decreased by $299,502 and $124,681 for the three and nine months ended April 30, 2004, respectively. The Company has identified distributors/agents for India, UAE and Sri Lanka.

Utility revenues decreased by $540,978 and $290,120 for the nine and three months ended April 30, 2004. Operating income decreased by $389,112 and $337,280 for the nine and three months ended April 30, 2004 resulting in operating loss of $367,863 in the nine months of 2004 and an operating loss of $311,613 in the three months ending April 30, 2004. The Utility segment reported decreases in sales due to the events of September 11, 2001 and the overall economy. The segment has introduced new products for the digital recording of multiple pressure points, to begin replacing the paper graph recorders, and is completing a new "drip" odorization system for which there appears to be an un-served niche in the low volume natural gas delivery business. The products for the gas

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES service are generally a capital purchase by the Company's customers and will require time for new products to be integrated into their purchasing cycle. An inventory reserve of $132,376 was taken for a discontinued product line.

Fabrication began manufacturing for ELGT starting January 1, 2003. Revenues increased $1,880,942 and $460,179 for the nine and three months ended April 30, 2004, resulting in revenue for the periods of $3,162,992 and $1,256,508 respectively. The profit in the quarter ended April 30, 2004 of $197,357 was sufficient to generate a year to date operating income of $136,241. The revenue has increased as a result of improvement in the telecom industry, as a result of the deployment of the new cell phone technology. Logic Metals is a sheet metal fabrication company with customers in the telecom and elevators industries.

With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Corporate overhead expenses decreased by $93,046 and increased by $35,368 relative to the corresponding three month and nine month periods in the prior year, respectively.

The Company lost in the defense of its ownership of its general corporate offices in litigation with the SBA, resulting in a net loss for the period of $200,483, which is included in other income and expense. (Also see Part II, Item
1. "Legal Proceedings").

Liquidity and Capital Resources

Liquidity. Current assets of the Company total $5,539,533 at April 30, 2004, up from current assets of $5,509,129 at July 31, 2003, or an increase of $480,404. Current liabilities increased by $1,582,476, resulting in working capital deficiency (current assets less current liabilities) of $(627,529) at April 30, 2004 as compared to $474,543 at July 31, 2003. This is primarily the result of reclassifying loans to current liabilities, offset by buildings held for sale classified as Other assets. The Company believes that it has and can generate sufficient cash to meet its working capital requirements.

Reynolds has established a working capital line of credit of approximately $400,000 with a national bank in the Dallas, Texas area. The line is secured by accounts receivable and inventory of Reynolds. During the year ended July 31, 2003, Reynolds also received a mortgage loan in connection with refinancing of the building it occupies for $397,000. These loans are currently considered in default by the bank and have been reclassified to current liabilities at April 30, 2004. These loans are currently considered in default by the bank.

Logic has received funding from a national bank in the Dallas, Texas area of $450,000 on a revolving line of credit secured by accounts receivable and inventory and $337,000 for the purchase of machinery. These loans are currently considered in default by the bank and have been reclassified to current liabilities at April 30, 2004. A note payable of $344,312 with a second area bank is also considered in default at April 30, 2004 and has been reclassified to current liabilities.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

The Company is raising cash, which management believes will be adequate to meet the operating needs of the Company through the sale of Hydel, and arranging a new revolving line of credit on the receivables of Logic and Reynolds.

While the Company has incurred losses over the past years, the Company has, in the past, demonstrated the ability to raise capital in order to accelerate the strategic goals to continue to grow the revenue and improve profitability. The Company is actively seeking a private placement of its public equity. Investment candidates include accredited high net worth individual investors and private investment pools. The Company has, as of April 30, 2004, engaged the corporate finance department of a placement agent. The Company is offering whatever form of investment instrument is attractive to potential investors including but not limited to restricted and free tradable common stock, preferred stock or other convertible security.

Management believes that it can attract investment capital of between $500,000 and $2,000,000 based on the Company's business strategy. The amount of equity the Company will offer will depend in part on share/conversion price, discount or premium on current market share price and dilution prospects. The sale of Hydel Enterprises, Inc. will provide sufficient working capital if the sale is consummated. In addition, the Company has available resources from potential sale of treasury stock.

While management believes that the Company would be able to achieve the above funding, there is no assurance that this will occur. Failure to obtain additional equity funding and the sale of Hydel Enterprises, Inc. will slow the growth of the Company.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to exposure from fluctuations in U.S. dollar exchange rates and the Canadian dollar exchange rates. Hydel, a discontinued operation, conducts its business in Canadian dollars. The exchange rate between Canadian dollars and U.S. dollars has fluctuated historically. The Company has not engaged in transactions to offset currency fluctuations. If the value of the Canadian dollar against the U.S. dollar weakens, then the revenues and earnings of the Canadian operations will be reduced when it is translated to U.S. dollars. Also, the value of the Canadian net assets in U.S. dollars may decline.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company's principal executive and financial officers have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") the end of the period. Based upon that evaluation, the Company's principal executive and financial officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to them in a timely manner.

(b) Changes in internal controls.

There have been no significant changes made in the Company's internal controls or in other factors that has or will likely materially affect internal controls over financial reporting.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                                     PART II

ITEM 1.  LEGAL PROCEEDINGS


Electric & Gas Technology, Inc., Retech, Inc. and Hydel Enterprises, Inc. (Plaintiffs) vs. Nathan Mazurek, American Circuit Breaker Corp. and Provident Group, Inc. (Defendants) Plaintiffs allege the non-payment of a note to Retech, Inc. and unpaid accounts receivable to Hydel Enterprises, Inc. A settlement agreement was reached but the defendant did not perform. The matter is now in Delaware court where the enforceability of the settlement agreement will be decided.

Electric & Gas Technology, Inc., Atmospheric Water Technology, Inc. vs Universal Communications Systems, Inc. The Company is a party to two lawsuits and counterclaims with Universal Communications Systems, Inc. (UCSY) US District Court in Florida. The first suit alleges patent infringement related to the Company's water segment and the other alleges defamation resulting from comments included in a press release issued by the Company. The Company has filed motions for consolidation of the two causes but no ruling has been made. A trial date is set for June 2005 and scheduling orders have been issued and the parties are proceeding with discovery. The Company believes that its patents and copyrights are valid and that there is no merit to the complaint of defamation. The Company believes it will prevail in its defense and counterclaims if settlement cannot be reached.

The Company withdrew as interpleader in a water segment patent infringement case in California after settlement hearings proved unsuccessful.

The Company lost its appeal on the SBA lawsuit pertaining to a real estate transaction dating back to 1987, resulting in a judgment against the Company of $462,379.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

ELGT encourages all interested parties to use public access sources such as PACER (http://pacer.pcs.uscurts.gov) to confirm facts related to these and any legal proceeding.


ITEM 3.  DEFAULT ON SENIOR SECURITIES

A bank has declared the Company in default on notes for revolving lines of credit, a mortgage on a building at 410 S. Kirby street in Garland, Texas and a long term note on a press. The Company is discussing refinancing the revolving lines to reflect the significantly increased accounts receivable base. When the revolving lines of credit are resolved, along with the additional cash required to fund the increased business, the bank is discussing releasing the default status on the equipment loan, pending a valuation of the equipment. The Company has consolidated all Dallas area offices and manufacturing into one building and placed the building on Kirby street for sale or lease.

Another bank has declared the Company in default on an equipment note for slow payment, which the Company is curing at this time. The loan should be current when the Company attains new financing to more adequately cover accounts receivable and completes the sale of Hydel.


ITEM 5.  OTHER INFORMATION

On June 6, 2004, management has signed a letter of intent to sale the assets of Hydel Enterprises, Inc., a wholly owned subsidiary. Accordingly, the assets, liabilities and operations have been classified as discontinued operations. Management can give no assurances that the sale will be completed.

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





Dated: June 18, 2004