Form 10KSB
period 2004-07-31
ELECTRIC & GAS TECHNOLOGY INC
filed 2004-11-15
CIK 785819

U.S. SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 31, 2004, or
                                                         -------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from               to
                                                     -----------     -----------

                     Commission File Number     014754
                                            ---------------

                         ELECTRIC & GAS TECHNOLOGY, INC.
                 (Name of small business issuer in its charter)

             Texas                                               75-2059193
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                              3233 W. Kingsley Road
                              Garland, Texas 75041
                    (Address of principal executive offices)

Issuer's telephone number (972) 840-3223

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class                     Name of each exchange on which
                                                        registered

                None                                       None


Securities registered under Section 12(g) of the Exchange Act:
                                                (Title of each class)
                                            Common Stock, $0.01 Par Value

Check whether the issuer (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such other shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
[X] Yes  [_] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended July 31, 2004 were $6,435,815. The aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $991,760 based on the closing bid price of the Registrant's Common Stock on November 5, 2004 of $0.21 per share.

As of November 5, 2004, there were 6,997,034 shares of common stock outstanding.

Document Incorporated by Reference: None.

Transitional Small Business Disclosure Format (Check one): Yes[_]   No [X]

                                     PART I

Item 1.  Description of Business

Business Development

Electric & Gas Technology, Inc.("the Company" or "ELGT") was organized as a corporation under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. The Company continued in this manner until 2004, at which time the decision was made for the corporate entity to become more actively involved in the management of subsidiary operations with the ultimate objective being a more synergistic use of technical resources and operating capabilities that support a new strategic direction for long term growth of shareholder value. Near the end of fiscal 2004, the Company relocated all its operations, including corporate staff, into a single 144,000 square foot facility which it already occupied. In addition to achieving improvements in communications and utilization of resources, this also allowed the Company to proceed with the sale of two facilities.

The history of the Company's progression, including acquisition and divestiture activities is as follows:

In 1985, the Company (i) acquired from Commercial Technology, Inc. ("COMTEC"), an affiliated company, all of the stock of Reynolds Equipment Company ("Reynolds") for stock of the Company and (ii) acquired from a subsidiary of COMTEC all of the stock of Retech, Inc. ("Retech") [formerly Test Switch Technology, Inc. ("Test Switch"), formerly Superior Technology, Inc. ("Superior")] for stock of the Company.

In 1988, the Company acquired 85% (and subsequently 100%) of the stock of Data Automation Company, Inc. ("DAC") from Video Science Technology, Inc., formerly an affiliate of COMTEC and of the Company. DAC owned 100% of Domac Plastics, Inc. ("Domac") and Logic Design Metals, Inc. ("Logic"). Domac was sold shortly after the acquisition of DAC, and during 1992 Logic was merged into DAC and the parent's name was changed to Logic Design Metals, Inc. and is referred to herein as "Logic". Logic was sold to Chatham Industries in 1996.

In 1992, Fridcorp Plastics, Inc. ("Fridcorp") was acquired for stock of the Company. Fridcorp was subsequently sold in December 1997.

In 1992, Hydel Enterprises, Inc. ("Hydel") [formerly Stelpro Limited ("Stelpro")] was acquired for cash and stock of the Company. In 1995, Hydel acquired all of the outstanding capital stock of Hydel Engineering Limited ("Hydel Engineering") for cash and notes payable. In July 2004, substantially all of the assets of Hydel were sold for cash.

In 1992, Superior Magnetics, Inc. ("SMI") was formed by the Company to acquire the operating assets of the business operations of Denison Magnetics of Texas Instruments Incorporated, which was purchased for cash and deferred payments.

In 1996, the Company incorporated Atmospheric Water Technology, Inc. ("AWT") (Formerly Atmospheric and Magnetics Technology, Inc.) to undertake the Company's venture into the water industry.

In January of 2003, the Company acquired an 80% interest owned by an affiliate (Interfederal Capital, Inc) in Logic Metals Technology, Inc. ("LMT").

The Company's Headquarters are located at 3233 W. Kingsley Road, Garland, Texas, 75041. Its telephone number is (972)840-3223 and its facsimile number is
(972)271-8925.

Business of Issuer

The Company presently is the owner of 100% of Reynolds, 80% of LMT, and 91.5% of AWT. Through its subsidiaries, the Company operates in three distinct business segments: (1) Utilities Products, (2) Contract Manufacturing and (3) Water Production.

The Utilities sector designs, manufactures and markets products for natural gas measurement, metering and odorization primarily for municipalities and publicly owned utility companies. Materials consist of proprietary circuit boards utilizing industry standard components, industry standard probes, and hardware. The manufacturability of the boards are readily available through a large number of local low cost circuit board assembly operations. All other items are available through multiple vending sources. The products are primarily marketed directly by the Company and some manufacturers' representatives.

The Contract Manufacturing sector provides precision sheet metal fabrication and assembly for a diverse customer base, including telecom and networking cabinetry, electrical controls, and other functional and aesthetic sheet metal applications. The Company uses some manufacturer's representatives, has primarily grown the revenue from existing customers. Raw material generally consists of standard sheet metal and general purpose fittings and connectors available from general hardware and steel distributors. Fujitsu has been the major customer, representing over 50% of the revenue for the year ending July 31, 2004.

The Company has determined that the active pursuit of sales of the Watermaker(TM) products in AWT is not providing acceptable recurring revenue, and is diverting the attention of management as well as other resources. Therefore, the Company is not actively pursuing the sale of the Watermaker(TM) products, but rather is seeking a proactive partner to assume the responsibilities of marketing and production.

Research and Development is conducted in the Utility sector. In this area, the Company has spent an estimated $90,000 in each of the last two (2) years in the development of new products for new products and concepts.

Current Operations:

Utilities Products Segment - Reynolds Equipment Company (Reynolds)

History

Reynolds Equipment Company ("Reynolds") was incorporated March 31, 1967 under laws of the State of Texas. In 1982, all of the stock of Reynolds was acquired by COMTEC, an affiliate of the Company, which was subsequently transferred to direct ownership by the Company. Reynolds maintains its principal offices at 3233 W. Kingsley Road, Garland, Texas 75041.

Products

Reynolds manufactures equipment used in the natural gas industry. Its principal products are known by the tradename "RECOR" and include electronic pressure, temperature and volumetric instrumentation and accessories peripheral to gas measurement. Reynolds has recently introduced an electronic digital data recorder, which was designed to replace the mechanical instrumentation (chart recorders). Initial market acceptance has been very favorable. Reynolds continues to produce its traditional line of mechanical instrumentation including pressure, temperature and volumetric recording and indicating devices. In addition, Reynolds provides engineering and equipment used to accomplish the odorization of natural gas (as required by Federal Laws). Reynolds has recently introduced a low-cost odorization system into the marketplace which it believes will gain wide acceptance as an alternative to the conventional, higher cost, technologies.

Industry, Customers and Competition

Industry. Reynolds operates in the industry which supplies equipment to the natural gas industry. This equipment is used to measure, control and monitor the flow of natural gas in pipelines. Reynolds estimates that its industry develops annual sales of approximately $100,000,000. Odorization is highly important for the safety of anyone who might come into contact with natural gas and is, of course, required by federal regulation. Reynolds is recognized by the industry for its expertise and products in this area.

Customers. Reynolds sells to natural gas utilities, pipeline and production companies both domestically and worldwide. Reynolds has a blue chip utility customer base. Products are primarily marketed through in-house sales.

Competition. Reynolds operates in a competitive industry that is not dominated by one or even a few large companies. Its principal competitors include Mercury Instruments, Inc., Galvanic Science Ltd, and YZ Industries.

Employees

Reynolds employs a staff of approximately 25 personnel, including temporary employees to level production. No labor union or other labor association represents any of the employees, and relations with its employees are considered excellent. Reynolds has never experienced nor anticipates a strike or other work stoppage.

Contract Manufacturing Segment - Logic Metals Technology, Inc. (LMT)

History

LMT was incorporated in 2002 under the laws of the State of Texas and assumed the assets and certain liabilities of Garland Manufacturing, Inc. of Garland, Texas. The Company acquired an 80% interest in LMT from an affiliate on January 1, 2003. Ken Wilemon, the former President of LMT, owns the remaining 20% interest. LMT operates as a contract supplier specializing in the cutting punching, forming and assembly of products manufactured primarily from sheets of steel, aluminum, copper and other metals, requiring a high degree of fabrication and assembly accuracy.

Products

LMT assemblies and/or fabricates a wide variety of metal products but has become particularly well known for its expertise in building electronic enclosures and equipment panels to demanding customers' specifications.

Contract Manufacturing Segment - Logic Metals Technology, Inc. (LMT) (continued)

Industry, Customers and Competition

LMT has a concentration of business within the telecom and electronics industry. LMT competes primarily within the Dallas-Fort Worth, Texas metropolitan area markets.

Customers

LMT's major customers are international telecom/electronics companies with manufacturing and assembly operations in the Dallas-Fort Worth, Texas metropolitan area, and international electronic assembly companies, servicing the telecom/electronics companies.

Competition

LMT competes with other local sheet metal fabrication businesses for low volume, high quality production work. Major competitors include Precision Metal, Flextronics and Karlee Manufacturing.

Marketing

LMT markets primarily to companies in the Dallas-Fort Worth, Texas market. Corporate plans that involved the sale of Hydel assets in Canada also include the expansion of manufacturing capabilities at LMT. This expansion, already underway, will allow for a greater presence in the DFW market, as well as beyond.

Employees

LMT currently employs approximately 47 persons, including 8 in administrative and sales positions. None of the employees are represented by a labor union or other labor organization. LMT enjoys good relations with its employees and has never experienced a strike or work stoppage.

Water Production - Atmospheric Water Technology, Inc. (AWT)

History

The Company incorporated AWT in 1996 to undertake its venture into the water industry. It currently owns 91.5% of the stock of AWT.

AWT developed a line of products that extract water from the atmosphere, and filter and purify it for drinking purposes. These products are marketed under the Watermaker(TM) brand name.

Industry, Customers and Competition

AWT  has  marketed   the   Watermaker(TM)   products   both   domestically   and
internationally through a combination of direct sales, manufacturer's agents, and distributors.

Customers

AWT currently has no established recurring customer base for the Watermaker(TM) product line, but continue to have discussion with manufacturer's agents and interested parties worldwide.

Competition

Several companies, both domestic and international, advertise competitive products to the Watermaker(TM) line. None, however, appear to have established a sizeable market penetration to date.

Marketing

AWT has marketed the Water(TM) products primarily through its website and its relationships with manufacturer's agents and distributors worldwide.

Employees

AWT currently has no full-time employees.

Item 2.  Description of Properties

The Company operates in a leased facility located on 5 acres of land in Garland, Texas. The plant is a one story concrete building containing approximately 144,000 square feet of air-conditioned floor space, which includes approximately 12,000 feet of office space. The building is owned by an affiliate.

The Company is holding for sale, the former executive offices at 13636 Neutron Road, Dallas, Texas 75244-4410, a 7,800 sq. ft. one story building. The building is security for a note of $459,936 to a local bank. The Company has replacement value insurance on the building. As the building is being held for sale, it is not being depreciated. However, prior depreciation for Federal Income Tax and financial reporting was previously over a 40 year period on the straight line method. The real property tax for the year ending December 31, 2003 was $9,554.

The Company is holding for sale the former Reynolds occupied and owned building situated on 40,000 square feet of land in Garland, Texas. The plant is a one story, concrete building containing approximately 15,500 square feet of floor space, which includes approximately 2,000 feet of office space. The building has a remaining mortgage of $357,196 to a local bank. The Company has replacement value insurance on the building. As the building is being held for sale, it is not being depreciated. However, prior depreciation for Federal Income Tax and financial reporting was previously over a 40 year period on the straight line method. The real property tax for the year ending December 31, 2003 was $8,732.

The Company is holding for sale, the former Retech/Superior building which is an 80,000 square foot one story facility located on 20 acres on the north loop of Paris, Texas. The building has a remaining mortgage as of July 31, 2004 of $312,291. The Company has no casualty insurance on the building. As the building is being held for sale, it is not being depreciated. The real property tax for the year ending December 31, 2003 was $5,269.

Item 3.  Legal Proceedings.

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

Electric & Gas Technology, Inc., Atmospheric Water Technology, Inc. vs. Universal Communications Systems, Inc. The Company is a party to two lawsuits and counterclaims with Universal Communications Systems, Inc. (UCSY) US District Court in Florida. Both suits were initiated by UCSY and Electric & Gas Technology, Inc. filed counterclaims. The first suit alleges patent infringement related to the Company's water segment and the Company has filed a counterclaim alleging patent infringement by UCSY. The second suit alleges defamation resulting from comments included in a press release issued by the Company and the Company has filed a counterclaim relating to comments included in several press releases issued by UCSY since the inception of the lawsuits. The Company has filed motions for consolidation of the two causes but no ruling has been made. Trial date has been set for June 2005 and scheduling orders have been issued and the parties are proceeding with discovery. The Company recently reached a tentative settlement understanding as to all matters, however, this understanding has not yet been memorialized in writing or executed by the parties. The Company believes that its patents and copyrights are valid and that there is no merit to the complaint of defamation. The Company believes it will prevail in its defense and counterclaims if settlement cannot be reached.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

(a) Annual meeting of stockholders, February 14, 2003.

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

                                     PART II


Item 5.   Market for Common Equity and Related Stockholder Matters.

     (a)  Principal Market

The Common Stock of the Registrant is traded in the Over-the-Counter Bulletin Board market of the National Association of Securities Dealers And Quotations (NASDAQ) under the symbol ELGT.

     (b)  Stock Prices and Dividend Information

The following table sets forth the range of sales prices, by quarters, since August 1, 2001 (Retroactively restated for a 3 for 4 reverse stock split effective June 13, 2002), as compiled by NASDAQ and representing prices between dealers which does not include retail markups or commissions, thus, such prices may not represent actual transactions.

Fiscal year ended July 31, 2004:               High                     Low
                                               ----                     ---

       First Quarter                           1.650                   1.050
       Second Quarter                          1.450                   0.700
       Third Quarter                           0.800                   0.420
       Fourth Quarter                          0.500                   0.210

Fiscal year ended July 31, 2003:               High                     Low
                                               ----                     ---

      First Quarter                            1.010                    .200
      Second Quarter                           1.010                    .470
      Third Quarter                            1.150                    .250
      Fourth Quarter                           1.500                    .740

The Company has paid no dividend on the Common Stock and payment of dividends in the foreseeable future is not anticipated.

As of July 31, 2004 there were 433 holders of record of the Common Stock of the Company, exclusive of beneficial ownership through brokerage firm nominee name.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks are generally equity securities with a price of less tha $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure prepared by the Securities and Exchange Commission, which contains the following;

A description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

A description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;

Item 5.   Market for Common Equity and Related Stockholder Matters. (continued)

A brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

A toll-free telephone number for inquiries on disciplinary actions;

Definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

Such other information and in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation. Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer the following:

The bid and offer quotations for the penny stock;

The compensation of the broker-dealer and its salesperson in the transaction;

The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

Monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules for an indeterminate period of time.

Securities Authorized for Issuance under Equity Compensation Plans. This information is located in Item 11, Security Ownership of Certain Beneficial Owners and Management.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Important Factors Regarding Forward-Looking Statements

When used in this discussion, the words "believes," anticipates," "intends to," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks and uncertainties, many of which are not within the Company's control, include, but are not limited to, the uncertainty and timing of the successful development of the Company's new products, the risks associated with reliance on a few key customers; the Company's ability to attract and retain personnel with the necessary management and technical skills, the timing and completion of significant orders; the timing and level of market acceptance of customers' products for which the Company supplies components; performance of the Company's vendors; the ability of the Company to control costs associated with performance under fixed price contracts; and the continued availability to the Company of essential supplies, materials and services. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

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

Accounts Receivable

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

The Company performs periodic credit evaluations of its customers' financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management's expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal accounts receivable are due 30 days after the issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. As of July 31, 2004, management has recorded an allowance for bad debts of $20,094. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

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

Fiscal year 2004 Results of Operations

Background

The Company, through its subsidiaries, operates within three separate industries. These are (i) the Utilities Products sector, in which the Company designs, manufactures and markets products for natural gas measurement, metering and odorization, (ii) the Contract Manufacturing sector, in which the Company provides metals fabrication and assembly for a diverse customer base, including telecom and networking cabinetry, electrical controls, and other functional and aesthetic fabricated metal applications, and (iii) Water Production, in which the Company has developed a line of products that extract water from the atmosphere, and filter and purify it for drinking purposes.

Results of Operations

The discussion below relates to the Company's operations during the fiscal years ended July 31, 2004 and 2003.






Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Summary. The Company reported net losses of $(2,990,641), and $(1,230,224) for fiscal years 2004, and 2003, respectively. During fiscal 2004, the Company increased its operating loss by $1,760,417 as the result of write off of investments in Orasee Corporation, loss of the lawsuit with the U.S. Small
Business Administration, write-down of slow moving inventory and significantly reduced sales during the third and fourth quarters for Reynolds.

                                               For the years ended July 31,
                                               ----------------------------
                                              2004                      2003
                                              ----                      ----

                                     Increase    Percent     Increase    Percent
                                    (Decrease)    Change     Decrease)   Change
                                    ----------   -------     ---------   -------

Operating revenues                $ 1,137,815     21.47%  $(1,567,999)   (13.93)
Operating income (loss)             1,131,757    124.24%     (210,375)   (27.62)
Earnings (loss) from
   continuing operations            1,028,685     40.88%     (454,168)   (22.31)

Net Earnings (loss) Per Share            0.24    126.32%        (0.06)   (17.65)



The following table represents the changes [increase/(decrease)] in operating revenues, operating income and earnings from continuing operations before income taxes by the respective industry segments when compared to the previous period:

                                             For the years ended July 31,
                                             ----------------------------
                                           2004                       2003
                                           ----                       ----
                                  Increase                   Increase
                                 (Decrease)     Percent     (Decrease)    Percent
                                ------------    -------    -----------    -------
Operating revenues:
  Water Production             $  (394,124)     (83.07%)  $   455,747     2,439.11%)
  Utilities                       (794,030)     (30.38%)     (115,454)       (4.23%)
  Contract Manufacturing         2,325,969      105.23%     2,210,334      --

Total operating revenues       $ 1,137,815       21.48)   $ 2,550,627        92.84%

Operating income (loss):
  Water Production             $  (306,364)      (6.95%)  $   246,254       115.37%)
  Utilities                       (590,496)      (7.13%)      115,027       404.54%
  Contract Manufacturing           626,500       12.16%      (280,787)     --

Total operating (loss)            (270,360)    (547.75%)       80,494       (43.51%)

General corporate                 (861,397)                    10,973
Other (expense)                    103,072                   (243,793)

Earnings from continuing
operations before income tax   $(1,028,685)               $  (152,326)

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Utilities revenues decreased by $794,030, and $115,454 in fiscal 2004 and 2003, respectively, while operating income was ($404,080) and $143,461 for fiscal 2004 and 2003, respectively. The drop in revenue in 2004 was so severe, the Company was unable to maintain gross profit margins and trim support costs to maintain operating profitability. The Company closely monitored staffing levels and decreased salaries to try to compensate for the drop in revenue.

Contract Manufacturing revenues increased by $2,325,969 in fiscal 2004 over those in 2003, due primarily to the resurgence of the telecom business and the deployment of the new GSM technology. Operating income increased by $626,500 for the same period. The segment began operations in 2003 with revenue of $2,210,334. The Company has launched a new sales and marketing initiative and is focusing on minimizing the exposure to the telecom industry fluctuations.

Water Production revenues increased (decreased) by ($394,124) and $455,747 in fiscal 2004 and 2003, respectively, while operating income increased (decreased) by ($306,364) and $246,254 in fiscal 2004 and 2003, respectively. This is due primarily to the withdrawal of active marketing effort for this product line.

Gross profit margins were 23.79%, and 30.68% for fiscal 2004 and 2003, with selling, general and administrative expenses as a percentage of sales for the same period of 55.53% and 47.88% for fiscal 2004 and 2003, respectively.

Liquidity and Capital Resources

Liquidity. Cash flow used by operating activities amounted to $(599,199) and $(348,925) for fiscal years 2004 and 2003, respectively. Operating cash flow has been supplemented by cash made available from the proceeds on the sale of the various segments and operating divisions.

Current assets of the Company totaled $5,942,309 at July 31, 2004, a decrease of $341,147, or 5.43% of the balance at July 31, 2003. Current liabilities increased from fiscal 2003 to fiscal 2004 by $2,040,284, resulting in a decrease in working capital (current assets less current liabilities) to ($682,561) at July 31, 2004, from $474,543, a decrease of (243.84%). This decrease is primarily attributable to the acquisition of Logic Metals and the result of utilization of cash and short-term investments in operations. The Company believes it has sufficient cash to meet its working capital requirements and debt obligations. Additionally, the liabilities increased due to the loss of the lawsuit by the SBA, which increased liabilities by $500,000, the pension plan increased by $100,000 and classifying all debt of discontinued operation (Hydel) as current.

In order to meet the Company's cash requirements without suffering significant shareholder dilution, the decision was made during fiscal 2004 to sell substantially all of the assets of the Company's Canadian subsidiary, Hydel. This transaction was completed with the proceeds from the sale being approximately $3,700,000 (USD). These proceeds significantly improved the Company's balance sheet and allowed it to, among other things, reduce debt and trade payables, enter into a much more attractive banking facility with an operating line better suited to its needs, and obtain the necessary equipment leasing to support its expansion goals. All together these actions place the Company in a much better position to achieve its goals of revenue and profitability growth.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

ELGT has recently entered into an asset based credit facility which provides for a working line of up to $1,750,000, pending closing. Management believes that this is sufficient to support the Company's current growth requirements. However, management believes that carefully chosen acquisitions could significantly accelerate its growth plans, and that the actions taken in fiscal 2004 have better positioned it to attract target companies as well as investment capital that may be needed to support those plans. There can, of course, be no assurances that the Company will be successful in raising additional investment or working capital, if needed, and failure to do so would slow its growth.

Capital Expenditures

The Company purchased equipment consisting of normal asset acquisitions and replacements totaling $137,288 and $750,457 during fiscal 2004 and 2003, respectively. Software developed by Reynolds Equipment for resale in the utility market passed Beta test and was capitalized for expenses incurred subsequent to proof of technological feasibility, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Par 5. A Finn-Power turret press for its fabrication segment for approximately $400,000 was purchased in fiscal 2003 and additional costs of placing purchased equipment in service of $197,000. The Company anticipates additional capital expenditures for the furtherance of capability for the newly acquired Logic Metals, including a laser cutting machine, powder coating capability and additional punch capacity. Otherwise, expenditures should be in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries. The Company may, from time to time, purchase such machinery and equipment provided such assets serve as additional collateral for outstanding loans to The Company (and its subsidiaries).

Dividend Policy

No cash dividends have been declared on common stock by the Company's Board of Directors since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize its cash flow to service debt, for working capital and capital additions, and to finance expansion of its operations.

Other Business Matters

Accounting for Post-Retirement Benefits: The Company provides no post-retirement benefits for current employees; therefore, FASB No. 106 will have no impact on the Company's financial position or result of operations. The pension benefits reflected in the financial statements of the Company are in regard to employees of a discontinued operation.

Inflation: The Company does not expect the current effects of inflation to have any effect on its operations in the foreseeable future. The largest single impact effecting the Company's overall operations is the general state of the economy and principally the home construction sector.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

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

Item 7.  Financial Statements and Supplementary Data.

Information required by this item appears in the Consolidated Financial Statements and Report of Independent Certified Public Accountants of Electric & Gas Technology, Inc. and Subsidiaries for July 31, 2004 and 2003 as listed under
Item 14.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 25, 2004, the Company dismissed Lightfoot Guest Moore & Co., PC ("LGM") as its certifying accountants in order to engage a firm with a broader SEC practice.

The Registrant's Audit Committee has approved this action.

The audit reports of LGM on the Registrant's financial statements for the year ended July 31, 2003 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Registrant's most recent fiscal year through July 25, 2004, there were no disagreements with LGM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LGM, would have caused LGM to make reference thereto in connection with its reports on the financial statements for such time.

The Registrant delivered a copy of its Form 8-K report to LGM on July 26, 2004. Concurrently therewith, the Registrant requested that LGM furnish it with a letter addressed to the Securities and Exchange Commission (the "SEC") stating whether LGM agrees with the above statements and, if not, stating the respects in which LGM does not agree.

On July 26, 2004, the Registrant engaged Turner, Stone & Company, ("Turner Stone") as its new independent accountant. The Registrant's Audit Committee has approved this action.

During the  Registrant's  most recent  fiscal year through  July 26,  2004,  the
Registrant  did  not  consult  with  Turner  Stone  regarding   either  (1)  the
application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and neither a written report was provided to the Registrant or oral advice was provided that Turner Stone concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing, or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv)of Regulation S-B, or a reportable event pursuant to Item 304(a)(1)(v) of Regulation S-B.

Item 8A.  Controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended July 31, 2004.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Item 8B.    Other Information.

Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

(a) During fiscal year ended July 31, 2004, the following persons served as directors of Registrant:

                                                                      Shares
                                                         Director  Beneficially      (%) of
Name and Age               Position                       Since       Owned        Outstanding
------------               --------                       -----       -----        -----------
S. Mort Zimmerman (77)     Chairman of the Board, and      1985       928,825        13.37%
                           Director


Daniel A. Zimmerman (43)   President and Director          1989       294,286         4.24%

George M. Johnston (59)    Vice President, Chief           2002        40,000          --
                           Financial   Officer and
                           Director

Fred M. Updegraff (70)     Director                        1987       79,683         1.15%

James J. Ling (81)         Director                        1997          --            --



S. Mort Zimmerman and Daniel A. Zimmerman are father and son.

     (b)  Executive Officers:

          The Executive Officers of Registrant are:

          See (a) above.


Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file.

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the registrant during its most recent fiscal year, all Section 16(a) forms were timely filed, except as follows:


none

The Company does not have an employment contract with any executive officers. Any obligation to provide any compensation to any executive officer in the event of his resignation, retirement or termination, or a change in control of the Company, or a change in any Named Executive Officers' responsibilities following a change in control would be negotiated at the time of the event.

The Company may in the future create retirement, pension, profit sharing and medical reimbursement plans covering our Executive Officers and Directors.

The Company does not have a compensation committee. Decisions concerning the compensation of our executive officers are made by the Board of Directors. The Board during fiscal 2004 participated in the Board's deliberations concerning executive officer compensation during the fiscal year ended July 31, 2004.

The company has made no Long Term Compensation payouts (LTIP or other)

           George M. Johnston, Secretary

BACKGROUND

S. Mort Zimmerman: Mr. Zimmerman is Chairman of the Board, since its formation in March 1985. After attending Georgia Institute of Technology and Oglethorpe, Mr. Zimmerman graduated in 1958 with a Bachelor of Science in Electrical Engineering from Pacific International University. He established the first electronics subsidiary for the predecessor corporation of LTV Corporation which was formed to market a low cost television camera invented by Zimmerman and for which he was awarded a United States Patent in 1958. Prior to 1963 he participated in the engineering and installation of 18 television stations.

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

Daniel A. Zimmerman: Mr. Zimmerman, President since 2003, was elected Senior Vice President in 1991 and was re-elected as a Director of the Company in 1990 (Mr. Zimmerman served as a director from March, 1985 to January, 1988). Mr. Zimmerman is presently serving as President and Director of Reynolds and Logic. He received his Liberal Arts Degree from Austin College in Sherman, Texas in May, 1982.

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

Fred M. Updegraff: Mr. Updegraff has served as Vice President and Treasurer of the Company from 1985 to January 2004. He was elected Treasurer and a member of the Board of Directors in May 1987. Mr. Updegraff is Vice President, Controller and Director of DOL Resources which files reports under Section 13 of the Securities Act of 1934. From 1976 to 1981, he was Vice President of a manufacturing company engaged in the manufacture of brass valves for the plumbing industry. Mr. Updegraff graduated from Emporia State University with Bachelor Degrees in Business Administration and Education.

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




Item 10.  Executive Compensation

Summary Compensation Table



                                                                           Long Term Compensation

                          Annual Compensation                         Awards           Payouts
                          -------------------                         ------           -------
                                                      Other   Restricted  Number of   Long Term
                                                                            Shares
Name or principal                                    Annual      Stock    Covered By  Incentive    All Other
-----------------                                                                       Plan

Position               Year    Salary    Bonus   Compensation   Awards   Option Grant  Payout     Compensation
--------               ----    ------    -----   ------------   ------   ------------  ------     ------------

S. Mort Zimmerman     2004   $ 75,000     $--         $--        $--          $--        $--        $5,100 (b)

Daniel A. Zimmerman   2004    108,000      --          --         --           --         --        $9,112 (c)


S. Mort Zimmerman     2003   193,760 (a)   --          --         --           --         --        $5,100 (b)

Daniel A Zimmerman    2003    120,000      --          --         --           --         --        $9,112 (c)


S. Mort Zimmerman     2002   193,760 (a)   --          --         --           --         --        $5,100 (b)

Daniel A Zimmerman    2002    132,593      --          --         --           --         --        $9,112 (c)



S. Mort Zimmerman-Chairman of the Board. Daniel A. Zimmerman-President and Chief Executive Officer. George M. Johnston-Vice President and Chief Financial Officer.

(a) A portion of the payments were made to an affiliate, Interfederal Capital, Inc., as a management fee and includes accrued and unpaid compensation of $75,000 for fiscal year 2004, 2003 and 2002, respectively.
(b) Expense allowances.
(c) Company match of 401 (K) employee contributions and expense allowances.
(d) Company match of 401 (K) employee contributions.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     (a) The following tables sets forth the number of shares of Common Stock of holders of the Company known to the Company to be the beneficial owner of more than five (5%) percent of its Common Stock at July 31, 2004.

                                Amount and Nature of         Percent of
Name and Address                  Beneficial Owner             Class
----------------                  ----------------            -------

S. Mort Zimmerman                     928,825 (1)              13.37%
13636 Neutron Road
Dallas, Texas  75244-4410

     (b) The following table sets forth the number of shares of Common Stock of Registrant owned by all directors and officers as a group as of July 31, 2004:


Name of Beneficial Owner                  Amount and Nature of      Percent of
                                          Beneficial Ownership         Class

S. Mort Zimmerman                            928,825 (1)               13.37%
Chairman of the Board

Daniel A. Zimmerman                          294,286 (2)                4.24%
President and Director

George M. Johnston                             40,000                   1.15%
Vice President Finance and Director

All Officers and Directors, as a Group        1,330,357                19.15%

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

     (2)  S. Mort Zimmerman and Daniel A. Zimmerman are father and son.

Item 12.   Certain Relationships and Related Transactions

The following is a summary of advances to and from affiliated companies at JULY 31,:

                                                    2004              2003
                                         ----------------    ---------------
Interfederal Capital, Inc.               $        258,609    $       328,673
IFC Industries                                     43,589             14,774
M&M Trans Exchange                                364,989            375,118
Comtec, Inc.                                       18,014             62,389
Glauber Management                                (57,348)           (60,600)
Petroleum Dynamic                                  (4,222)            (4,222)
S. Mort Zimmerman                                (333,699)          (289,949)
Daniel A. Zimmerman                               (22,500)              -
                                         ----------------    ---------------
                                         $        271,654    $       426,183
                                         ================    ===============

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

               (a)  Documents filed as part of this Report

     1.   Financial Statements

          Consolidated Financial Statements of Electric & Gas Technology, Inc. and Subsidiaries:

          (i)  Reports of Independent Certified Public Accountants

          (ii) Consolidated Balance Sheets at July 31, 2004.

          (iii)Consolidated Statements of Operations for the two years ended July 31, 2004 and 2003.

          (iv) Consolidated Statements of Changes in Stockholders' Equity for the two years ended July 31, 2004 and 2003.

          (v) Consolidated Statements of Cash Flows for the two years ended July 31, 2004 and 2003.

          (vi) Notes to Consolidated Financial Statements

     2. Financial Statement Schedules Required by Item 8 of Form 10-KSB and paragraph (d) of Item 14

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

     10.32U.S. Small Business Administration authorization and loan agreement dated August 3, 1994 between Independence Funding Company Ltd. and Electric & Gas Technology, Inc., Reynolds Equipment Company, Superior Technology, Inc. and Fridcorp Plastics, Inc. and Note for $1,000,000 (filed as exhibit 10.32 to Form 10-K, filed October 27, 1994 and incorporated herein by reference).

     10.33Asset Purchase Agreement dated as of April 18, 1995 by and between Superior Technology, Inc. and American Circuit Breaker Corporation (filed as exhibit 10.32 to Form 10-Q, filed June 12, 1995 and incorporated herein by reference).

     10.34"Asset Purchase Agreement" dated as of October 31,1995 by and between Test Switch Technology, Inc., Electric & Gas Technology, Inc. and The Durham Co. (filed as exhibit 10.34 to Form 10-Q. filed December 6, 1995 and incorporated herein by reference).

     10.37Assets  Purchase  Agreement  among New Logic  Design  Metals,  Inc. of
          Chatham Enterprises Inc., of Chatham Technologies, Inc., Logic Design Metals, Inc. and Precision Techniques, Inc. and Electric & Gas Technology, Inc. Dated July 15, 1997. (filed as exhibit 10.37 to Form 8-K, filed August 27, 1997 and incorporated herein by reference).

     (b)  Reports on form 8-K

          Current report-Form 8-K filed July 25, 2004: Item 4. Change in Registrant's Certifying Accountant.

Item 14.  Principal Accountant Fees and Services.

The following discloses accounting fees and services that were billed.

                                               2004               2003
                                             -------             -------
LightfootGuestMoore - audit fees             $84,172             $  --
WhitleyPenn - audit fees                       5,000              51,658
                                             -------             -------
Total                                        $89,172             $51,658
                                             =======             =======

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

                         ELECTRIC & GAS TECHNOLOGY, INC.


                           By: /s/ George M. Johnston
                               ----------------------
                       George M. Johnston, Vice President
                           and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacity and on the date set-forth following their name:


       Signature               Capacity                          Date
       ---------               --------                          ----

/s/ S. Mort Zimmerman          Chairman                     November 15, 2004
------------------------
S. Mort Zimmerman


/s/ Daniel A. Zimmerman       President                     November 15, 2004
------------------------      and Director
Daniel A. Zimmerman


/s/ George M. Johnston       Vice President, Secretary      November 15, 2004
------------------------     Chief Financial Officer
George M. Johnston           And Director


/s/ Fred M. Updegraff        Director                       November 15, 2004
------------------------
Fred M. Updegraff


/s/ James J. Ling           Director                        November 15, 2004
------------------------
James J. Ling

                         ELECTRIC & GAS TECHNOLOGY, INC.
                                AND SUBSIDIARIES




                                                                            Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                                                           F-2-3
CONSOLIDATED FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEET AT JULY 31, 2004                            F-4-5

    CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
    JULY 31, 2004 AND 2003                                                   F-6

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
    FOR THE YEARS ENDED JULY 31, 2004 AND 2003                             F-7-8

    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
    JULY 31, 2004 AND 2003                                                F-9-11


    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS F-12-30

             Report of Independent Registered Public Accounting Firm




To the Board of Directors and Stockholders of Electric & Gas Technology, Inc. and Subsidiaries


     We have audited the accompanying consolidated balance sheet of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 2004, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electric & Gas Technology, Inc. and Subsidiaries at July 31, 2004, and the consolidated results of their operations and their cash flows for the year ended July 31, 2004, in conformity with United States generally accepted accounting principles.


Turner Stone & Co.

Certified Public Accountants
Dallas, Texas
November 15, 2004

               Report of Independent Certified Public Accountants





Board of Directors and Stockholders
Electric & Gas Technology, Inc. and Subsidiaries


We have audited the consolidated balance sheet of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 2003, and the accompanying related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended July 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 2003, and the consolidated results of their operations and their cash flows for the year ended July 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


Lightfoot Guest Moore & Co., P.C.

Certified Public Accountants
Dallas, Texas
November 12, 2003

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2004

ASSETS

CURRENT ASSETS

            Cash and cash equivalents                              $    37,139
            Accounts receivable trade, less allowance of $20,094     1,069,163
            Inventories                                              1,066,706
            Prepaid expenses                                            38,092
            Receivable from sale of discontinued operations          3,731,209
                                                                    ----------
                      Total current assets                           5,942,309
                                                                    ----------
PROPERTY, PLANT AND EQUIPMENT, net

             Property, plant and equipment                           2,358,240
             Less accumulated depreciation                          (1,015,117)
                                                                    ----------
                      Net property, plant and equipment              1,343,123
                                                                    ----------
OTHER ASSETS

             Certificates of deposit, pledged                          501,016
             Assets held for sale                                      752,865
             Due from affiliates - net                                 271,654
             Other                                                      72,282
                                                                    ----------
                      Total other                                    1,597,817
                                                                    ----------
TOTAL ASSETS                                                       $ 8,883,249
                                                                    ==========



                             See accompanying notes
                                      F-4

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                  July 31, 2004

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

              Notes payable                                         $ 1,486,698
              Accounts payable                                        1,288,192
              Accrued liabilities                                       660,897
              Current maturities of long-term obligations               298,172
              Current portion of minimum pension liability              373,555
              Liabilities of discontinued operations                  2,517,356
                                                                      ---------

                        Total current liabilities                     6,624,870

LONG-TERM OBLIGATIONS
              Long-term obligations, less current maturities          1,417,236
              Minimum pension liability                               1,037,134
                                                                      ---------

                        Total long-term obligations                   2,454,370
                                                                      ---------

COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDERS' DEFICIT
              Preferred stock, $10 par value, 5,000,000 shares
                Authorized                                                 --
              Common stock, $.01 par value, 30,000,000 shares
                authorized, issued 7,062,034 shares                      70,620
              Additional paid-in capital                              9,611,301
              Accumulated deficit                                    (8,390,587)
              Pension liability adjustment                           (1,410,689)
                                                                     ----------

                        Stockholders' deficit before treasury stock    (119,355)

              Treasury stock, at cost 65,000 shares                     (76,636)
                                                                        -------

                        Total stockholders' deficit                    (195,991)
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $ 8,883,249
                                                                    ===========
                                      F-5
                             See accompanying notes



                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Years ended July 31,
                                                                       --------------------------
                                                                            2004           2003

Sales                                                                  $ 6,435,815    $ 5,298,000

Cost of goods sold                                                       4,904,611      3,672,316
                                                                       -----------    -----------

             Gross profit                                                1,531,204      1,625,684

Selling, general and administrative expenses                             3,573,837      2,536,560
                                                                       -----------    -----------

             Operating loss                                             (2,042,633)      (910,876)
                                                                       -----------    -----------

Other income and (expenses)
             Interest, net                                                (157,418)      (117,270)
             Other:
                 Investment gain (loss)                                    143,193       (475,408)
                 Loss of civil action                                     (462,740)          --
                 Other                                                       3,323         15,964
                                                                       -----------    -----------

             Total other expenses                                         (473,642)      (576,714)

Loss from continuing operations                                         (2,516,275)    (1,487,590)

Discontinued operations:
             Income from discontinued operations,  net of income tax
             expense of
             $48,304 and $65,129                                           194,429        257,366

             Loss on sale of discontinued
             operations, net of income tax benefit of $52,029             (668,795)          --
                                                                                      -----------
Gain (loss) from discontinued operations                                  (474,366)       257,366
                                                                       -----------    -----------

NET LOSS                                                               $(2,990,641)   $(1,230,224)
                                                                       ===========    ===========

Income(loss) available per common share:
             Loss from continued operations                            $     (0.37)   $     (0.22)
                                                                       -----------    -----------
             Gain (loss) from discontinued operations                        (0.07)          0.03
                                                                       -----------    -----------
                    Net loss                                           $     (0.44)   $     (0.19)
                                                                       -----------    -----------

Weighted average common shares outstanding                               6,968,359      6,632,267
                                                                       -----------    -----------

                                      F-6
                             See accompanying notes






                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                       Years ended July 31, 2004, and 2003

                                         Preferred      Common        Common            Paid-in       Accumulated
                                           Stock        Shares         Stock           capital         Deficit
                                         ---------   -----------    ---------   -----------   -----------
Balance at July 31, 2002                 $    --       7,452,034    $  64,719     9,362,601   $(4,169,722)
      Net loss for the year                   --            --           --            --      (1,230,224)
      Pension liability adjustment            --            --           --            --            --
      Currency translation adjustments        --            --           --            --            --
      Comprehensive income (loss)             --            --           --            --            --
      Stock issued for acquisition            --         400,000        4,000       169,400          --
      Stock issued for services               --          75,000          750        40,200          --
                                         ---------   -----------    ---------   -----------   -----------
Balance at July 31, 2003                      --       7,947,034       69,469     9,572,201    (5,399,946)
      Net loss for the year                   --            --           --            --      (2,990,641)
      Pension liability adjustment            --            --           --            --            --
      Currency translation adjustments        --            --           --            --            --
      Comprehensive income (loss)             --            --           --            --            --
      Purchase of treasury stock              --            --           --            --            --
      Stock issued for acquisition                          --                         --            --
      Stock issued for services               --         115,000         1,151       39,100          --
                                                     -----------   -----------  -----------   -----------
Balance at July 31, 2004                 $    --       7,062,034    $    --     $ 9,611,301   $(8,390,587)
                                         =========   ===========    =========   ===========   ===========



                                       F-7
                             See accompanying notes









                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)
                       Years ended July 31, 2004 and 2003

                                                      Comprehensive Income
                                                      --------------------
                                          Pension                         Total
                                         liability      Translation    Comprehensive     Treasury
                                         adjustment      adjustment       Income          Stock        Total
                                        -----------    -----------     ----------        -------    -----------
Balance July 31, 2002                   $(1,073,446)   $  (605,046)    (1,678,492)      (145,019)   $ 3,434,087
      Net loss for the year                    --             --             --             --       (1,230,224)
      Pension liability adjustment          (94,570)          --          (94,570)          --          (94,570)
      Currency translation adjustment          --          185,241        185,241           --          185,241
      Comprehensive income (loss)              --             --             --             --
      Stock issued for acquisition             --             --             --             --          173,400
      Stock issued for services                --             --             --             --           40,950
Balance July 31, 2003                    (1,168,016)      (419,805)    (1,587,821)      (145,019)     2,508,884
                                        -----------    -----------     ----------        -------    -----------
      Net loss for the year                    --             --             --             --       (2,990,641)
      Pension liability adjustment         (242,673)          --         (242,673)          --         (242,673)
      Reclassification adjustment for
      discontinued operations                  --          419,805        419,805           --          419,805
      Comprehensive income (loss)              --             --             --             --       (2,813,509)
      Stock issued for acquisition             --             --             --             --             --
      Treasury stock contributed
      to pension plan                        68,383         68,383
      Stock issued for services                --             --             --             --           40,251
                                        -----------    -----------     ----------        -------    -----------
Balance at July 31, 2004                $(1,410,689)   $      --       (1,410,689)       (76,636)   $  (195,991)
                                        ===========    ===========     ==========        =======    ===========


                                      F-8
                             See accompanying notes.




                                 ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Years ended July 31,
                                                                              2004           2003
                                                                          -----------    -----------
Cash flows from operating activities:
        Net loss                                                          $(2,990,641)   $(1,230,224)
        (Gain) loss on discontinued operations                                474,366       (257,366)
                                                                          -----------    -----------
        Loss from continuing operations                                    (2,516,275)    (1,487,590)

        Adjustments to reconcile net loss to net cash used in operating activities:
             Depreciation of property, plant and equipment                    290,355        158,152
             Stock issued for services                                         40,251         40,950
             (Gains)/Losses on investments                                   (143,193)       475,408
             Loss on lawsuit                                                  459,936           --
             Loss on disposal of assets                                        25,708           --
             Write-down on investment in Orasee                               447,019           --
             Changes in operating assets and liabilities:
                Accounts receivable                                          (106,466)      (195,648)
                Inventories                                                   (83,057)       104,524
                Prepaid expenses                                                3,563         (6,401)
                Other assets                                                  (29,488)       112,486
                Accounts payable                                              555,291        462,386
                Accrued liabilities                                           457,237        (19,401)
                Income taxes                                                     --            6,209
                                                                          -----------    -----------

Net cash used in operating activities                                        (599,119)      (348,925)
                                                                          -----------    -----------

Cash flows from investing activities:
        Purchase of property, plant and equipment                            (137,288)      (750,457)
        Pension Plan                                                          130,227           --
        Cash in acquired subsidiary                                              --           38,548
        Investments in affiliates                                             154,529        (98,705)
        Investments                                                           400,589         71,408
        Certificate of deposits                                               100,734        228,731
                                                                          -----------    -----------

Net cash provided by (used in) investing activities                           648,791       (510,475)
                                                                          -----------    -----------

Cash flows from financing activities:
          Proceeds on long-term obligations                                      --          604,000
          Payments on long-term obligations                                  (291,306)      (163,848)
          Increase in notes payable                                           219,620        308,126
                                                                          -----------    -----------

Net cash provided by (used in) financing activities                           (71,686)       748,278
                                                                          -----------    -----------

                                      F-9
                            See accompanying notes.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                              Years ended July 31,

                                                        2004         2003
                                                     ---------    ---------

Net cash provided by discontinued operations         $  18,223    $ 115,863
                                                     ---------    ---------

NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                          (3,791)       4,741

Cash and cash equivalents-beginning of year             40,930       36,189
                                                     ---------    ---------

Cash and cash equivalents - end of year              $  37,139    $  40,930
                                                     =========    =========


Supplemental disclosures of cash flow information:

Cash paid during the year for:
          Interest                                   $ 175,128    $ 215,785
                                                     =========    =========



Non-cash transactions:
In 2003, the Company issued 400,000 shares of common stock valued at $173,400 in exchange for 80% of the common stock outstanding of LMT. The assets received and the liabilities assumed are as follows: See Note 14.


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
                                                    ==========

During the year ended July 31, 2004, the Company obtained title to the Rentech stock which was the collateral for the receivable from Dresser. The Rentech stock was classified as marketable securities for the quarter ended October 31, 2003 and a portion was subsequently sold and the remainder, with a fair market value of $78,178, was transferred to an affiliate, Interfederal Capital, Inc. The receivable from Dresser was classified as other assets for the year ended July 31, 2003.

                                      F-10
                            See accompanying notes.

Treasury stock with a cost of $75,250 was transferred to the pension plan during the year ended July 31, 2004. The cost basis approximated the fair market value at the time of the transfer.

Capacitive Deionization Technology (CDT) stock, with a market value of $56,965, was transferred to the Retech employees pension plan during the year ended July 31, 2004.

During the year ended July 31, 2004, the Company's corporate office building and the Reynolds' office/manufacturing building along with the related land and improvements for both facilities were reclassified as assets held for sale at its net book value of $305,755.



                                      F-11
                            See accompanying notes.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business

Organization and operations

Electric & Gas Technology, Inc.("the Company" or "ELGT") was organized under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. The Company continued in this manner until 2004, at which time the decision was made for the corporate entity to become more actively involved in the management of subsidiary operations with the objective being a more synergistic use of technical resources and operating capabilities. Near the end of fiscal 2004, the Company relocated all its operations, including corporate staff, into a single 144,000 square foot facility which it already occupied. In addition to achieving improvements in communications and utilization of resources, this also allowed the Company to proceed with the sale of three commercial property locations.

The history of the Company's progression, including acquisition and divestiture activities is as follows:

In 1985, the Company (i) acquired from Commercial Technology, Inc. "COMTEC"), an affiliated company, all of the stock of Reynolds Equipment Company ("Reynolds") for stock of the Company and (ii) acquired from a subsidiary of COMTEC all of the stock of Retech, Inc. ("Retech") [formerly Test Switch Technology, Inc.("Test Switch"), formerly Superior Technology, Inc. ("Superior")] for stock of the Company.

In 1988, the Company acquired 85% (and subsequently 100%) of the stock of Data Automation Company, Inc. ("DAC") from Video Science Technology, Inc., formerly an affiliate of COMTEC and of the Company. DAC owned 100% of Domac Plastics, Inc. ("Domac") and Logic Design Metals, Inc. ("Logic"). Domac and Logic were subsequently sold. During 1992 Logic merged into DAC, its parent, and DAC changed its name to Logic Design Metals, Inc. and is referred to herein as "Logic".

In 1992, Fridcorp Plastics, Inc. ("Fridcorp") was acquired for stock of the Company. Fridcorp was subsequently sold in December 1997.

In 1992, Hydel Enterprises, Inc. ("Hydel") [formerly Stelpro Limited ("Stelpro")] was acquired for cash and stock of the Company. In 1995, Hydel acquired all of the outstanding capital stock of Hydel Engineering Limited ("Hydel Engineering") for cash and notes payable. In July 2004, substantially all of the assets of Hydel were sold for cash.

In 1992, Superior Magnetics, Inc. ("SMI") was formed by the Company to acquire the operating assets of the business operations of Denison Magnetics of Texas Instruments Incorporated, which was purchased for cash and deferred payments.

In 1996, the Company incorporated Atmospheric Water Technology, Inc. (Formerly Atmospheric and Magnetics Technology, Inc.) ("AWT") to undertake the Company's venture into the water industry.

In January of 2003, the Company acquired the assets of Garland Manufacturing Company and changed the name to Logic Metals Technology, Inc. ("LMT").

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business (continued)

The Company presently is the owner of 100% of Reynolds, 80% of LMT, and 91.5% of AWT. Through its subsidiaries, the Company operates in three distinct business segments: (1) Utilities Products, (2) Contract Manufacturing and (3) Water Production. In the Utilities sector, the Company designs, manufactures and markets products for natural gas measurement, metering and odorization. In the Contract Manufacturing sector, the Company provides metals fabrication and assembly for a diverse customer base, including telecom and networking cabinetry, electrical controls, and other functional and aesthetic sheet metal applications. In Water Production, the Company has developed a line of products that extract water from the atmosphere, and filter and purify it for drinking purposes. However, the Company is not actively pursuing the sale of the Watermaker(TM) products, but rather is seeking a proactive partner to assume the responsibilities of marketing and production. The Company's Headquarters are located at 3233 W. Kingsley Road, Garland, Texas, 75041. Its telephone number is
(972) 870-3223 and its facsimile number is (972)271-8925.

In order to meet the Company's cash requirements without suffering significant shareholder dilution, the decision was made during fiscal 2004 to sell substantially all of the assets of the Company's Canadian subsidiary, Hydel. This transaction was completed with the proceeds from the sale being approximately $4,000,000 (USD). These proceeds significantly improved the Company's balance sheet and allowed it to, among other things, reduce debt and trade payables, enter into a much more attractive banking facility with an operating line better suited to its needs, and obtain the necessary equipment leasing to support its expansion goals. All together these actions place the Company in a much better position to achieve its goals of revenue and profitability growth.

ELGT has recently entered into an asset based credit facility which provides for a working line of up to $1,750,000. Management believes that this is sufficient to support the Company's current growth requirements. However, management believes that carefully chosen acquisitions could significantly accelerate its growth plans, and that the actions taken in fiscal 2004 have better positioned it to attract target companies as well as investment capital that may be needed to support those plans. There can, of course, be no assurances that the Company will be successful in raising additional investment or working capital, if needed, and failure to do so would slow its growth.

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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Accounting policies (continued)

Reclassifications

Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the 2004 presentation.

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

Accounts Receivable

The Company performs periodic credit evaluations of its customers' financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management's expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal accounts receivable are due 30 days after the issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. As of July 31, 2004, management has recorded an allowance for bad debts of $20,094. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

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


Research and Development Costs

In accordance with Statements of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, all costs incurred to establish the technological feasibility are research and development costs. In accordance with this provision, the Company has expensed approximately $217,000 of research and development related expenses from inception through February 2003. The costs that were expensed related to the creation a working model from the white paper created by the engineer, mainly related to the labor of the technicians and programmers, with a small portion being related to various computer components. The Company reached technological feasibility in February 2003 and a working model was the product's first independent usage. Costs incurred subsequent to February 2003 aggregating $65,842 and $132,000 for the year ended July 31, 2004, and 2003, respectively, for such software development have been capitalized and will be amortized over a 5 year period.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if accounts or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the years ended July 31, 2004 and 2003, dilutive earnings (loss) per common share is not presented since there exist no dilutive common stock equivalents.

Stock-Based Compensation

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Accounting policies (continued)

Stock-based compensation is determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees.

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, Foreign Currency Translation, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of shareholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. During the year ended July 31, 2004, the Company sold its foreign subsidiary. The foreign currency translation adjustment was recognized as part of the loss on sale of discontinued operations.

Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive loss consists of an accumulated net loss comprised of foreign currency translation adjustments and pension liability adjustment and is presented in the accompanying consolidated statement of changes in stockholders' equity. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations.

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

Shipping and Handling Costs

In accordance with the Emerging Issue Task Force ("EITF") issue 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company includes shipping and handling fees billed to customers as a credit (offset) to shipping costs in operating expenses and shipping and handling costs associated with outbound freight in operating expenses in the accompanying consolidated statements of operations. The shipping and handling costs associated with outbound freight in operating expenses were approximately $32,000 and $37,000 for the fiscal years ended July 31, 2004 and 2003 respectively.

Affiliates

The Company is affiliated with various entities (together, the "Affiliates"). The Affiliates are primarily owned by the Company's Chairman, S. Mort Zimmerman, and his family. See Note 12 for discussion of related-party transaction with the Affiliates.

3.    Inventories


Inventories consisted of the following at July 31, 2004:

                   Raw materials                        $  576,080
                   Work-in-process                         128,259
                   Finished goods                          362,367
                                                        ----------
                                                        $1,066,706
                                                        ==========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4                                   Property, Plant and Equipment

        Buildings and improvements                  $   139,278
        Machinery and equipment                       1,644,155
        Furniture, fixtures & equipment                 574,807
                                                    -----------
                                                      2,358,240
        Less accumulated depreciation                (1,015,117)
                                                    -----------

        Net plant, property and equipment           $ 1,343,123
                                                    ===========


5.    Notes Payable


Notes payable consisted of the following at July 31, 2004.

        Note payable bank - Reynolds (a)             $  376,761
        Note payable bank - LMT (b)                     450,000
        Note payable, ELGT (c)                          459,937
        Note Payable, individual, ELGT (d)              200,000
                                                     ----------

                                                     $1,486,698
                                                     ==========


(a) Note payable, bank Reynolds consists of a line of credit with a maximum loan amount of $400,000, payable on demand; bearing interest at the bank's prime rate plus 2.00%; secured by trade receivables and inventories, and guaranteed by Dan Zimmerman, an officer of the Company.
(b) Note payable, bank LMT consists of a line of credit with a maximum loan amount of $450,000, payable on demand; bearing interest at the bank's prime rate plus 2.00%; secured by trade receivables and inventories, guaranteed by the president of LMT, S. Mort Zimmerman, an officer of the Company and by Interfederal Capital, Inc., an affiliate.
(c) A note payable to a bank as the result of the loss of a lawsuit. The note matures in July of 2005, and consists of interest only payments with an annual rate of 7.00%. (d) A note payable to an individual bearing interest at an annual rate of 24.00% due upon funding of the sale of Hydel.

     Information relating to short-term borrowing is as follows:

      Balance at end of year                        $1,486,698
      Maximum borrowing                             $1,509,936
      Average balance                               $1,041,882
      Average effective interest rate                     5.7%

        ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Notes Payable (continued)

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

6.    Long-term Obligations

Long-term obligations consist of the following at July 31, 2004:

      Mortgage  note payable due in monthly  payments of principal and interest at 2.75% above prime from October 10, 1994 over
      twenty   years.    Guaranteed   by   the   Small    Business
      Administration.                                               (a) $312,291

     Note  payable to a bank  bearing  interest  at 5.2%,  due in monthly principal and interest  installments of $9,118 until
     November  4, 2007,  secured  by a  certificate  of  deposit.
     Subsequent to July 31, 2004, the  certificate of deposit was converted  to cash and the  proceeds  were  used to pay this
     note payable balance in full.                                   (a) 334,853

     Note payable to a bank,  bearing  interest at 5.44%,  due in monthly  installments of $5,854 until March 5, 2006, secured by certain  equipment.  Guaranteed by an officer of ELGT and
     an  officer  of  LMT  and  Interfederal   Capital,  Inc.  an
     affiliate.                                                      (c) 282,867

     Note payable to bank bearing  interest at an effective  rate
     of  5.5%,   principal   and  interest  are  due  in  monthly
     installments of $10,357 until July 2007,  secured by certain
     equipment. Face amount of loan is $322,493                      (c) 344,154

     Note payable (unsecured) to an individual,  imputed interest at an effective rate of 5.5%, principal and interest are due
     in monthly installments of $1,000 until January 2010.           (c)  56,842

     Mortgage  payable  to a  bank  bearing  interest  at  6.27%, principal  and interest are due in monthly  installments  of
     $3,186  until  February  2018,   secured  by  the  building.
     Guaranteed by Dan Zimmerman, an officer of the Company.         (b) 372,124

        ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Long-term Obligations (continued)


      Various other installment notes and
      capitalized lease obligations                     12,277
                                                   -----------

      Total amount of obligations                    1,715,408

      Less current maturities                         (298,172)
                                                    -----------

                                                    $ 1,417,236
                                                    ===========


     The prime rate was 4.25% at July 31, 2004.

The aggregate annual principal payments are as follows:

        Year Ending July 31,

      2005                                         $  298,172
      2006                                            507,609
      2007                                            278,291
      2008                                             92,517
      2009                                             59,445
      Thereafter                                      479,374
                                                   ----------
      Total                                        $1,715,408
                                                   ==========

(a) ELGT
(b) Reynolds
(c) LMT

7.    Accrued Liabilities

     Accrued liabilities consisted of the following at July 31, 2004.


        Payroll                                   $307,270
        Vacation pay                                57,329
        Taxes                                       51,417
        Interest                                    17,800
        Miscellaneous                              227,081
                                                   -------

        Total accrued liabilities                 $660,897
                                                  ========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Commitments and Contingencies

During the year ended July 31, 2004, the Company entered into an agreement to lease a building owned by an affiliate at a rate of $30,000 per month on a month to month basis. The rent due was calculated retroactively from January 1, 2003 through July 31, 2004. Rent expense for the years ended July 31, 2004 and 2003 was $481,600 and $126,000 respectively.

See note 12.

Litigation

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

The Company sells a broad range of products to the electric and gas utility industries, and performs contract manufacturing for electronics and communications companies in the form of sheet metal forming and assembly. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. As of July 31, 2004, approximately 49%and 17% of the accounts receivable balance is due from two customers. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses have not exceeded management's expectations.

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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Significant Customers

During the years ended July 31, 2004 and 2003, the Company had two significant customers. The following table sets forth the sales generated by customers who accounted for more than 10% of the Company's sales:

     ---------------------------------------------------------------------
                                      2004                 2003
                                      ----                 ----
     ---------------------------------------------------------------------
     Customer A                        41%                 21%
     ---------------------------------------------------------------------
     Customer B                        14%                  *
     ---------------------------------------------------------------------
*  Less than 10%

10.    Benefit Plans

Retech sponsored a defined benefit pension plan that covered all of its hourly employees. The plan called for benefits to be paid to eligible employees at retirement based upon years of service and compensation rates near retirement. Retech's policy is to fund pension expenses accrued.

Pension expense for the years ended July 31,:
                                                2004        2003
                                            ---------   ---------
Interest cost                               $  75,509   $  73,323
Actual return on assets held for the plan      74,534     (12,702)
Distribution to an affiliate                     --       100,000
Net amortization of prior service cost,
  transition liability and net gain             9,328      14,401
                                            ---------   ---------

Pension expense                             $ 159,371   $ 175,022
                                            =========   =========


The following sets forth the funded status of the plan and the amounts shown in the accompanying consolidated balance sheet at July 31, 2004:

Pension benefit obligations:
Vested                                                        $ 1,277,619
Non-vested                                                           --
                                                              -----------

Projected benefit obligation                                    1,277,619
Fair value of assets held in plan                                 266,095
                                                              -----------
Unfunded excess of projected benefit obligation
   over plan assets                                           $ 1,011,524

Unrecognized net transition obligation                        $      --
Unrecognized prior service costs                                     --
Unrecognized net loss                                           1,410,689
Pension (asset) liability recognized                             (399,165)
                                                              -----------

Accrued pension liability                                     $ 1,011,524
                                                              ===========
                                      F-22

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Benefit Plans (continued)

The following is a summary of the changes in the fair value of Plan assets for the year ended July 31, 2004:

Fair value of Plan asset at beginning of year          $ 293,712
Actual return on Plan assets                             (74,536)
Distribution to an affiliate                                --
Company contributions                                    100,652
Benefits paid                                            (53,733)
                                                       ---------
Fair value of Plan assets at end of year               $ 266,095
                                                       =========

The following is a summary of the components of net benefit cost for each year:

                                                           2004         2003
                                                        ---------    ---------

Interest cost                                           $  75,509    $  73,323
Expected return on Plan assets                            (29,467)     (32,274)
Amortization of prior service cost                          9,326       14,401
Amortization losses/gains                                  50,807       43,095
                                                        ---------    ---------

Net periodic benefit cost                               $ 106,175    $  98,545
                                                        =========    =========

The Company has recognized a minimum pension liability for the under-funded plan. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or reduction of stockholders' equity. The Company recorded liabilities of $1,410,689 and $1,177,342, intangible assets of $0 and $9,326 and a stockholders' equity reduction of $1,410,689 and $1,168,016 as of July 31, 2004 and 2003, respectively. The Company must make its minimum required contribution of $218,359 to the plan no later than April 30, 2005.

During the fiscal year ending July 31, 2003, Interfederal Capital borrowed $100,000 from the Retech pension plan. The Company has not recorded the loan, nor has the plan assets included such loan.

Retech will terminate this plan upon funding its pension liability. The plan assets consist of common stock equities and government securities administered by the trust department of Comerica Bank, Dallas, Texas.

The assumed long-term rate of investment return and the interest rate for obligations used in determining the actuarial present value of accumulated plan benefits was 8.0% and 6.0% at July 31, 2004 and 8.0% and 6.50% at July 31, 2003, respectively.

The Company has discontinued contributions to the defined contribution (401-k) plan.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Benefit Plans (continued)


The estimated benefits expected to be paid in each of the next five fiscal years are as follows:

                  --------------------- -----------------------
                  2005                                $ 51,000
                  --------------------- -----------------------
                  2006                                  56,000
                  --------------------- -----------------------
                  2007                                  63,000
                  --------------------- -----------------------
                  2008                                  73,000
                  --------------------- -----------------------
                  2009                                  88,000
                  --------------------- -----------------------


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

There are currently no options outstanding.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Income Taxes

Following is a reconciliation between reported income taxes and the amount computed by applying the statutory federal income tax rates to earnings (loss) before income taxes for the periods ended July 31,:

                                                          2004         2003
                                                        ---------    ---------
Expected provision (benefit) for federal income taxes   $(754,000)   $(248,000)
Prior years taxes (Refund)                                   --           --
Unavailable loss carrybacks                               754,000      248,000
                                                        ---------    ---------

Income taxes (benefit)                                  $    --      $    --
                                                        =========    =========

The Company files a consolidated tax return with its U.S. subsidiaries. The Company has a net operating loss carry-forward of approximately $6,700,000, which will expire from 2015 to 2018.

The components of the net deferred tax (assets) liability included in the consolidated balance sheet are as follows at July 31, 2004:


        Net operating loss carryforward                    $(2,600,000)
        Depreciation                                           188,000
        Provision for losses                                (1,150,000)
        Valuation allowance                                  3,562,000
                                                           -----------
                                                           $     --
                                                           ===========

The Company has provided a valuation allowance against its deferred tax asset as it has determined that it is more likely than not the temporary differences will not be utilized for tax purposes.

12.    Related Party Transactions

The following is a summary of advances to and from affiliated companies at July 31,:

Interfederal Capital, Inc.                                           $ 258,609
IFC Industries                                                          43,589
M&M Trans Exchange                                                     364,989
Comtec, Inc.                                                            18,014
                                                                     ---------
Total receivable from affiliates                                       685,201

Glauber Management                                                     (57,348)
S. Mort Zimmerman                                                     (333,699)
Daniel A. Zimmerman                                                    (22,500)
                                                                     ---------
Total due to affiliates                                               (413,547)
                                                                     ---------
Total                                                                $ 271,654
                                                                     =========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Related Party Transactions (continued)

Interfederal Capital, Inc. (Interfederal), a Texas corporation, is owned by S. Mort Zimmerman and his four (4) children. The Company paid Interfederal $0, and $82,800 in management fees for the years ended July 31, 2004 and 2003, respectively. The fees were included in S. Mort Zimmerman's annual compensation. The Company leased facilities owned by Interfederal at a rate of $30,000 per month, calculated retroactively. Marketable securities with a fair market value of $56,965 were sold to Interfederal. Accumulated borrowings for the year ended July 31, 2004 was $258,609.

Interfederal has guaranteed LMT's line of credit and equipment loan that were obtained during the year ended July 31, 2003.

Interfederal Capital Industries, Inc. ("IFC") a Texas corporation and a subsidiary of Interfederal, has net balances due to the Company of $43,589 for the year ended July 31, 2004.

Electric & Gas Technology, Inc. occupies a facility owned by Interfederal Capital on a month-to-month basis and paid rent of $481,600 and $126,000 for the years ended July 31, 2004 and 2003, respectively. The Company has an agreement, subject to certain conditions, to purchase the building currently occupied by LMT and AWT at an estimated cost of $3.2 million from Interfederal Capital.

M&M TransExchange, Inc. ("M&M"), a Texas corporation, wholly owned by S. Mort Zimmerman has balances due to the Company of $364,989 for the year ended July 31, 2004.

The payable to S. Mort Zimmerman of $333,699 for the year ended July 31, 2004 is the accrued but unpaid balance due for compensation.

Comtec, Inc., a Texas corporation and a subsidiary of Interfederal, has a balance due of $18,014 for the year ended July 31, 2004.

Glauber Management, Inc. ("Glauber") is wholly owned by S. Mort Zimmerman. The Company has net payable to Glauber of $57,348 at the year ended July 31, 2004.

The Company has pledged a certificate of deposit in the amount of $100,000 for a loan in the name of DOL, Inc., a publicly held corporation in which Electric & Gas Technology, Inc. owns a one-third equity interest.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Segment Information

The Company operates principally in three industries: Utilities, Contract Manufacturing and Water Production. Operations in the Utilities industry involve the development, manufacture, and sale of gas meters, gas measurement equipment and other equipment for the utility industry. The Contract Manufacturing segment provides contract metal fabrication and assembly for a variety of industries, but with a focus on the telecom and utilities industries. Operations in the Water Production industry involve equipment to extract, filtrate and enhance water from the atmosphere.

     Following is a summary of segment information for the years ended July 31,:

                                                         2004           2003
                                                     -----------    -----------
Sales to unaffiliated customers:
  Water Production                                   $    80,307    $   474,431
  Utilities                                            1,819,205      2,613,235
  Contract Manufacturing                               4,536,303      2,210,334
                                                     -----------    -----------
                                                     $ 6,435,815    $ 5,298,000
Operating income (loss):
  Water Production                                   $  (273,395)   $    32,799
  Utilities                                             (404,080)       143,461
  Contract Manufacturing                                 357,753       (280,787)
                                                     -----------    -----------
                                                        (319,722)      (104,527)
General corporate expenses                            (1,722,911)      (806,349)
Other income (expense), net                             (473,642)      (576,714)
                                                     -----------    -----------
Loss from continuing operations                       (2,516,275)    (1,487,590)
Discontinued operations                                 (474,366)       257,366
                                                     -----------    -----------
                                                     $(2,990,641)   $(1,230,224)
                                                     ===========    ===========
Identifiable assets:
  Water Production                                   $     2,863
  Utilities                                            1,847,608
  Contract Manufacturing                               2,533,267
                                                     -----------
Total Segment assets                                   4,383,738
General corporate assets                                 768,302
                                                     -----------
Total assets of Continuing operations                  5,152,040
Assets of discontinued operations                      3,731,209
                                                     -----------
                                                                    $ 8,883,249
                                                                    ===========
Capital expenditures:
  Water Production                                   $      --      $       950
  Utilities                                               69,678        150,036
  Contract Manufacturing                                  62,625        599,471
  General corporate                                        4,985           --
                                                     -----------    -----------
                                                     $   137,288    $   750,457
                                                     ===========    ===========
Depreciation and amortization:
  Water Production                                   $       351    $       351
  Utilities                                               79,546         41,450
  Contract Manufacturing                                 194,207         94,300
  General corporate                                       16,251         22,051
                                                     -----------    -----------
                                                     $   290,355    $   158,152
                                                     ===========    ===========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Segment Information (continued)

Operating income (loss) represents sales less operating expenses for each segment and excludes income and expenses of a general corporate nature. Identifiable assets by segment are those assets that are used in the Company's operations within that industry but exclude investments in other industry segments. General corporate assets consist principally of corporate cash, receivables from affiliates, investments and furniture and fixtures within the corporate offices.

14.    Acquisition

On January 1, 2003, the Company acquired 80% of the shares in LMT in exchange for 400,000 shares of the Company's common stock. The common stock was valued at $.43 per share, which was 60% of the average trading price for the month of December 2002. LMT is involved in metal fabrication. The financial results of LMT are included in the Contract Manufacturing segment. The acquisition was recorded under the purchase method, whereby LMT's net assets were recorded at estimated fair value and its operations have been reflected in the statements of operations since that date. The allocation of purchase price is as follows:

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
                                                     ==========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.   Discontinued operations

During the third quarter of fiscal 2004, the Company committed to pursue the disposition of the Canadian subsidiary, Hydel, within a one year timeframe. On July 30, 2004, the Company sold the assets of Hydel for $3,731,209. The sale of this subsidiary is accounted for as discontinued operations, in accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and, accordingly, amounts in the consolidated financial statements for all periods shown, reflect discontinued operations accounting. Revenue from discontinued operations was $8.4 million and $8.3 million for the years ended July 31, 2004 and 2003, respectively. Income (loss) from discontinued operations, net of taxes was ($474,366) and $257,366 for the years ended July 31, 2004 and 2003, respectively. For fiscal 2004, the loss from discontinued operations includes a $668,795 charge to reduce the carrying value of these assets and liabilities to their estimated fair market value, less costs to sell. Fair value is determined by using quoted market prices, when available, or other accepted valuation techniques. Any corporate expenses previously allocated to the discontinued operations have been absorbed by the remaining continuing operations, resulting in a restatement of operating income for the Contract Manufacturing, Utilities and Water Production segments.

On July 30, 2004, the assets of these discontinued operations consisting primarily of inventory, machinery and equipment were sold for $3,731,209. The proceeds were received by the Company in August 2004 and September 2004. As of July 31, 2004, the net assets of these discontinued operations was $1,213,853.

16. Assets held for sale.

During the fourth quarter of fiscal 2004, the Company actively began marketing for sale, the corporate facility, located in Dallas, Texas and the Reynolds' facility, located in Garland, Texas, in an effort to consolidate operations and reduce costs. In addition, the Company also included in assets held for sale, an idle facility located in Paris, Texas.

The total carrying value of the assets held for sale as of July 31, 2004 is $752,865 and is included in long-term assets.

The  following  is  the  carrying   value  of  assets  held  for  sale  and  the
corresponding liabilities at July 31, 2004:

                Carrying         Current        Long-term         Total
                 value         liabilities     liabilities     Liabilities
               ----------      ----------      ----------      ----------
Corporate
building       $  221,133      $  459,936      $     --        $  459,936
Garland
building           84,622          14,954         357,171         372,125
Paris
building          447,110          21,468         290,823         312,291
               ----------      ----------      ----------      ----------
Total          $  752,865      $  496,358      $  647,994      $1,144,352
               ==========      ==========      ==========      ==========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.    Fourth Quarter Results

During the fourth quarter of 2004, the Company closed the sale of essentially all of the assets of Hydel Enterprise, Inc for a total cash price of $3,731,209, which was paid in August and September of 2004. Hydel was the Canadian subsidiary manufacturing electrical meter boxes, pole line equipment and pressed metal products.