Form 10QSB
period 2004-10-31
ELECTRIC & GAS TECHNOLOGY INC
filed 2004-12-20
CIK 785819

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES







                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: October 31, 2004

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

                            (972) 840-3223 (Issuer's
                               telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-2 of the Exchange Act). Yes [_] No [X]

The number of shares outstanding of each of the Issuer's Classes of Common Stock, as of December 18, 2004:

Common - $0.01 Par Value - 6,997,034

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES



Index to Form 10-QSB
For the Quarter Ended October 31, 2004

Part I - Financial Information                                             Page

    Item 1. Condensed Consolidated Financial Statements:

             (a) Condensed  Consolidated  Balance  Sheets at of October 31,
             2004 (unaudited) and July 31, 2004                               3

             (b) Condensed Consolidated Statements of Operations for The three months ended October 31, 2004 (unaudited) and 2003
             (unaudited)                                                      4

             (c)   Condensed   Consolidated   Statement   of   Changes   in
             Stockholders'  Deficit for the three months ended  October 31,
             2004 (unaudited)                                                 5

             (d) Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2004 (unaudited) and 2003
             (unaudited)                                                     6-7

             (e)  Notes  to  Condensed  Consolidated  Financial  Statements
             (unaudited)                                                    8-13

    Item 2. Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                  14-17

    Item 3. Controls and Procedures                                          18

Part II - Other Information

    Item 1. Legal Proceedings                                                19

    Item 6. Exhibits and Reports on Form 8-K                                 20

    Signature (Pursuant to General Instruction E)                            20

    Certifications                                                         21-26





All other items called for by the instructions are omitted as they are either not applicable, not required, or the information is included in the Condensed Financial Statements or Notes thereto.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                              October 31,      July 31,
                                                                                2004            2004
                                                                             -----------    -----------
                                                                                 (Unaudited)
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                           $   147,256    $    37,139
         Accounts receivable, net                                              1,220,039      1,069,163
         Inventories                                                           1,244,832      1,066,706
         Prepaid expenses                                                         49,147         38,092
         Receivable from sale of discontinued operations                            --        3,731,209
                                                                             -----------    -----------
                 Total current assets                                          2,661,274      5,942,309
                                                                             -----------    -----------

PROPERTY, PLANT AND EQUIPMENT, net                                             1,333,538      1,343,123
                                                                             -----------    -----------

OTHER ASSETS
         Certificates of deposit, pledged                                        169,458        501,016
         Assets held for sale                                                    759,155        752,865
         Due from affiliates - net                                               281,851        271,654
         Other                                                                    31,414         72,282
                                                                             -----------    -----------
                 Total other                                                   1,241,878      1,597,817
                                                                             -----------    -----------
TOTAL ASSETS                                                                 $ 5,236,690    $ 8,883,249
                                                                             ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
         Notes payable                                                       $ 1,232,078    $ 1,486,698
         Accounts payable                                                      1,109,867      1,288,192
         Accrued liabilities                                                     201,843        660,897
         Current maturities of long-term obligations                             206,508        298,172
         Current portion of minimum pension liability                            391,555        373,555
         Current liabilities of discontinued operations                           11,035      2,517,356
                                                                             -----------    -----------
                 Total current liabilities                                     3,152,886      6,624,870
                                                                             -----------    -----------
LONG-TERM OBLIGATIONS
         Long-term obligations, less current maturities                        1,149,936      1,417,236
         Minimum pension liability                                             1,037,134      1,037,134
                                                                             -----------    -----------
                 Total long-term obligations                                   2,187,070      2,454,370
                                                                             -----------    -----------
Minority interest in subsidiary                                                   38,177           --
                                                                             -----------    -----------

STOCKHOLDERS' DEFICIT
         Preferred stock, $10 par value, 5,000,000 shares
             authorized, none issued                                                --             --
         Common stock, $.01 par value, 30,000,000 shares
           authorized, issued 7,062,034                                           70,620         70,620
         Additional paid-in capital                                            9,611,301      9,611,301
         Accumulated deficit                                                  (8,336,039)    (8,390,587)
         Pension liability adjustment                                         (1,410,689)    (1,410,689)
                                                                             -----------    -----------
                      Stockholders' deficit before treasury stock                (64,807)      (119,355)
         Treasury stock, 65,000 shares at cost                                   (76,636)       (76,636)
                                                                             -----------    -----------
                 Total stockholders' deficit                                    (141,443)      (195,991)
                                                                             -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $ 5,236,690    $ 8,883,249
                                                                             ===========    ===========



See accompanying notes to the condensed consolidated financial statements



                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                               Three months ended
                                                                   October 31,
                                                              2004             2003
                                                           -----------    -----------
Sales                                                       $2,147,202    $ 1,573,229
Cost of goods sold                                           1,445,758      1,135,262
                                                           -----------    -----------


          Gross profit                                         701,444        437,967

Selling, general and administrative                            547,973        662,954
                                                           -----------    -----------

Income (loss) from operations                                  153,471       (224,987)
                                                           -----------    -----------

Other income (expense):
          Interest, net                                        (62,787)       (30,449)
          Investment gain (loss)                                  --           91,906
          Loss of civil action                                 (49,000)          --
          Other, net                                            11,669         15,069
                                                           -----------    -----------
Total other income (expense)                                  (100,118)        76,526
                                                           -----------    -----------

Income (loss) from continuing operations before minority
          interest                                              53,353       (148,461)

Minority interest in subsidiary                                (38,177)          --
                                                           -----------    -----------

Income (loss) from continuing operations                        15,176       (148,461)

Discontinued operations, net of tax                             39,372         21,881
                                                           -----------    -----------

Net income (loss)                                          $    54,548    $  (126,580)
                                                           ===========    ===========

Income (loss) available per Common share:
          Income (loss) from continued operations          $      0.00    $     (0.02)
          Income from discontinued operations                     0.01           0.00
                                                           -----------    -----------
                Net income (loss)                          $      0.01    $     (0.02)
                                                           -----------    -----------
Weighted average common shares outstanding                   6,997,034      6,823,934
                                                           ===========    ===========



See accompanying notes to condensed consolidated financial statements.



                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                   For the three monthsended October 31, 2004

                                                    (Unaudited)

                                                                                       Accumulated
                                                                                          Other
                                 Common        Common       Paid-in      Accumulated  Comprehensive     Treasury
                                 Stock         Stock        Capital        Deficit        Loss            Stock         Total
                              -----------   -----------   -----------    -----------    -----------    -----------   -----------
Balance at July 31, 2004        7,062,034   $    70,620   $ 9,611,301   $(8,390,587)   $(1,410,689)   $   (76,636)   $  (195,991)

Net income                           --            --            --          54,548           --             --           54,548
                              -----------   -----------   -----------    -----------    -----------    -----------   -----------
Balance at October 31, 2004     7,062,034   $    70,620   $ 9,611,301   $(8,336,039)   $(1,410,689)   $   (76,636)   $  (141,443)
                              ===========   ===========   ===========   ===========    ===========    ===========    ===========















See accompanying notes to condensed consolidated financial statements.






                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three months ended October 31,
                                                                       2004             2003
                                                                    -----------    -----------
Cash flows from operating activities:
        Net income (loss)                                           $    54,548    $  (126,580)
        Discontinued operations, net of tax                             (39,372)       (21,881)
                                                                    -----------    -----------
        Income (loss) from continuing operations                         15,176       (148,461)
        Adjustments to reconcile net income (loss)
          to net cash provided by (used in) operating activities:
        Depreciation                                                     64,140         63,597
        Gain on sale of assets                                             --          (19,873)
        Gains on investments                                               --          (72,033)
        Changes in assets and liabilities:
              Accounts receivable                                      (150,876)      (121,799)
              Inventories                                              (178,126)      (100,115)
              Prepaid expenses                                          (11,055)       (16,348)
              Other assets                                               40,868         15,320
              Accounts payable                                         (178,325)       235,342
              Accrued liabilities                                      (459,054)        46,803
                                                                    -----------    -----------
Net cash used in               operating activities                    (857,252)      (117,567)
                                                                    -----------    -----------
Cash flows from investing activities:
        Proceeds from sales or maturities of investments                105,212
        Purchase of property, plant and equipment                       (54,555)       (74,006)
        Investments in affiliates                                       (10,197)        72,799
        Pension plan                                                     18,000         18,000
        Idle facility                                                    (6,290)          --
        Certificates of deposits                                        331,558           --
                                                                    -----------    -----------
Net cash provided by investing activities                               278,516        122,005
                                                                    -----------    -----------
Cash flows from financing activities:
        Payments on long-term obligations                              (358,964)       (55,493)
        Net change in notes payable and long-term debt                 (254,620)       (54,115)
        Minority interest in subsidiary                                  38,177           --
                                                                                   -----------
Net cash  used in financing activities                                 (575,407)      (109,608)
                                                                    -----------    -----------
Net cash provided by discontinued operations                          1,264,260         87,424
                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents                    110,117        (17,746)
Cash and cash equivalents - beginning of period                          37,139         46,352
                                                                    -----------    -----------
Cash and cash equivalents - end of period                           $   147,256    $    28,606
                                                                    ===========    ===========
Supplemental disclosures of cash flow information:
        Cash paid during the period for interest                    $    65,037    $   154,784
                                                                    -----------    -----------
        Taxes paid in discontinued operations during the period     $      --      $    21,487
                                                                    -----------    -----------



See accompanying notes to condensed consolidated financial statements.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                   (Unaudited)

Non-cash activities:

During the quarter ended October 31, 2004, the Company recognized the settlement of litigatjion with UCSY for $25,000 in cash and 150,000 shares of restricted stock valued at $0.16 per share. The settlement also includes transference of the 91.5% ownership of Atmospheric Water Technology with no assets or liabilities, other than expired patents and other intangible assets.

During the quarter ended October 31, 2003, the Company obtained title to the Rentech stock which was the collateral for the receivable from Dresser. The Rentech stock has been classified as marketable securities for the quarter ended October 31, 2003. The receivable from Dresser was classified as other assets for the year ended July 31, 2003.

ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE A - Business and basis of presentation

Business

Electric & Gas Technology, Inc.("the Company" or "ELGT") was organized as a corporation under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. The Company continued in this manner until 2004, at which time the decision was made for the corporate entity to become more actively involved in the management of subsidiary operations. The ultimate objective of this change being a more synergistic use of management expertise, technical resources and operating capabilities that support a strategy of long term growth in shareholder value. Near the end of fiscal 2004, the Company relocated all its operations, including corporate staff, into a single 144,000 square foot facility, which it already occupied. In addition to achieving improvements in communications and utilization of resources, this also allowed the Company to proceed with the sale of two commercial properties.

The Company presently is the owner of 100% of Reynolds Equipment, Inc (Reynolds), and 80% of Logic Metals Technology Inc (LMT).. Through these subsidiaries, the Company operates in two distinct business segments: (1) Utilities Products, and (2) Contract Manufacturing.

In the Utilities Products sector, Reynolds designs, manufactures and markets products for natural gas measurement, metering and odorization primarily for municipalities and publicly owned utility companies. Materials consist of proprietary circuit designs utilizing industry standard components, industry standard probes, and hardware. The manufacture of the circuit boards utilized in these designs is readily available through a large number of local, low cost circuit board assembly operations. All other items are available through multiple vendor sources. The products are primarily marketed directly by the Company and through some manufacturers' representatives.

In the Contract Manufacturing sector, LMT provides precision sheet metal fabrication and assembly for a diverse customer base, including telecom and networking cabinetry, electrical controls, and other functional and aesthetic sheet metal applications. The Company uses some manufacturers' representatives, but has primarily grown the revenue from existing customers. Raw material generally consists of standard sheet metal and general purpose fittings and connectors available from general hardware and steel distributors. One major customer represented over 50% of the revenue for LMT for the year ended July 31, 2004. LMT has several new marketing initiatives in place to expand its customer base during the current fiscal year and believes that these efforts will reduce its dependency on any one customer or industry.

The Company has concluded that the active pursuit of sales of the Watermaker(TM) products in its Atmospheric Water Technology (AWT) subsidiary, where it holds a 91.5% ownership, has not provided acceptable recurring revenue, and is has diverted the attention of management as well as other resources. Therefore, in the first quarter of this fiscal year the Company ceased actively pursuing the sale of Watermaker(TM) products, and has concluded plans to dispose of this asset.

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC") for inclusion in the Company's quarterly report on Form 10-QSB. The accompanying financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods.

The statements were prepared using accounting principles generally accepted in the United States of America. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately. Certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 2004 have been omitted, even though they are necessary for a fair presentation of the financial position at October 31, 2004 and 2003 and the results of operations and cash flows for the periods then ended.

NOTE B - DISCONTINUED OPERATIONS

An inquiry was received regarding the availability for sale of a wholly owned subsidiary of the Company located in Canada, Hydel Enterprises, Inc. and on July 30, 2004, the Company signed documents consummating the sale of the Hydel assets, including current assets and plant, property and equipment. The proceeds were transferred to the Company on August 5, 2004, and the liabilities were paid. In accordance with APB Opinion No. 30, as amended by SFAS No. 144, the assets and liabilities of Hydel have been disclosed separately in the balance sheets as assets and liabilities of discontinued operations.

As the result of a lawsuit by UCSY, the Company has agreed to transfer its 91.5% ownership of AWT, Inc and its associated intellectual property to UCSY, with no physical assets or liabilities. In accordance with APB Opinion No. 30, as amended by SFAS No. 144, the assets and liabilities of AWT have been disclosed separately in the balance sheets as assets and liabilities of discontinued operations.

NOTE C - INVENTORIES

     Inventories are comprised as follows:

                                                October 31,            July 31,
                                                    2004                 2004
                                                -----------           ----------

Raw materials                                   $  729,610            $  576,080
Work in process                                    134,210               128,259
Finished goods                                     381,012               362,367
                                                ----------            ----------
  Total inventory                               $1,244,832            $1,066,706
                                                ==========            ==========


NOTE D- NOTES PAYABLE AND LONG-TERM OBLIGATIONS


The Company has utilized Certificates of Deposit, which were being used as collateral for notes payable, to terminate those notes in the amount of $331,558.

The Company repaid a Bridge loan in the amount of $200,000.

NOTE E - IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

The Company reviews for impairment, long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. In the event of impairment, the asset is written down to its fair market value.

Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell, at the date management commits to a plan of disposal and are classified as assets held for sale.

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

The following is the carrying value of assets held for sale and the corresponding liabilities at October 31, 2004:

                       Carrying     Current     Long-term     Total
                        value     liabilities  liabilities  Liabilities
                     ----------   ----------   ----------   ----------
Corporate building   $  227,423   $  459,936   $     --     $  459,936
Garland building         84,622       14,954      357,171      372,125
Paris building          447,110       21,468      290,823      312,291
                     ----------   ----------   ----------   ----------
Total                $  759,155   $  496,358   $  647,994   $1,144,352
                     ==========   ==========   ==========   ==========
NOTE F - CONTINGENCIES

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

As the result of Retech's non-liquid status, it has been unable to currently fund the annual pension liability. The Company has recognized a minimum pension liability for the under-funded plan. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or reduction of stockholders' equity. The Plan's pension liability as of July 31, 2004, the date of the last actuarial valuation, was $1,177,342, intangible assets were $9,326 and a stockholders' equity reduction of $1,168,016 as of July 31, 2004. The Company has accrued $18,000 during the quarter ended October 31, 2004.

Retech will terminate this plan upon funding its pension liability. The plan assets consist of common stock equities and government securities administered by the trust department of Comerica Bank, Dallas, Texas.

NOTE G - INDUSTRY SEGMENT DATA

The Company's current business is primarily  comprised of two industry segments:
(i) In the Utilities Products segment, Reynolds designs, manufactures and markets products for natural gas measurement, metering and odorization primarily for municipalities and publicly owned utility companies. and (ii) In the Contract Manufacturing segment, LMT provides precision sheet metal fabrication and assembly for a diverse customer base, including telecom and networking cabinetry, electrical controls, and other functional and aesthetic sheet metal applications...

                                                            Three months ended
                                                               October 31,
Operating revenues:                                       2004           2003
                                                     -----------    -----------
                Utilities                            $   593,863    $   615,276
                Fabrication                            1,553,339        957,953
                                                     -----------    -----------
                Total sales                          $ 2,147,202    $ 1,573,229
                                                     ===========    ===========

Income (loss) from operations:
                Utilities                            $    25,435    $    40,154
                Fabrication                              255,770        (40,806)
                                                     -----------    -----------
Total segment operating income (loss)                    281,205           (652)
General corporate expenses                              (127,734)      (224,335)
Minority interest in subsidiary                          (38,177)          --
Other income (expense)                                  (100,118)        76,526
                                                     -----------    -----------
Income (loss) from continuing operations                  15,176       (148,461)
Discontinued operations, net of tax                       39,372         21,881
                                                     -----------    -----------
Net income (loss)                                    $    54,548    $  (126,580)
                                                     ===========    ===========




NOTE H - RELATED PARTY TRANSACTIONS

The following is a summary of advances to and from affiliated companies included in other assets at October 31, 2004 and July 31, 2004:

                                                            October 31,    July 31,
                                                               2004          2004
                                                             ---------    ---------
Interfederal Capital, Inc.                                   $ 258,542    $ 258,609
IFC Industries, a subsidiary of Interfederal Capital, Inc.      43,589       43,589
M&M Trans Exchange                                             364,989      364,989
Comtec, Inc.                                                    28,329       18,014
                                                             ---------    ---------
Total receivable from affiliates                               695,449      685,201
                                                             ---------    ---------

Glauber Management                                             (53,971)     (57,348)
Petroleum Dynamic                                                 --           --
S. Mort Zimmerman                                             (333,699)    (333,699)
Daniel A. Zimmerman                                            (25,928)     (22,500)
                                                             ---------    ---------
Total due to affiliates                                       (413,598)    (413,547)
                                                             ---------    ---------

                                                             $ 281,851    $ 271,654
                                                             =========    =========


Interfederal Capital, Inc. (Interfederal), a Texas corporation, is managed under a voting trust by S. Mort Zimmerman and ownership is held by his wife and four
(4) children. The Company leased facilities owned by Interfederal at a rate of $30,000 per month. During the quarter ended October 31, 2003, the Company sold marketable securities with a fair market value of $56,965 to Interfederal.

Interfederal has guaranteed LMT's line of credit and equipment loan that were obtained during the year ended July 31, 2003.

Interfederal Capital Industries, Inc. ("IFC") a Texas corporation and a subsidiary of Interfederal, has net balances due to the Company of $43,589 at October 31, 2004 and July 31, 2004.

M&M TransExchange, Inc. ("M&M"), a Texas corporation, wholly owned by S. Mort Zimmerman has balances due to the Company of $364,989 at October 31, 2004 and July 31, 2004.

The payable to S. Mort Zimmerman of $333,699 at October 31, 2004 and July 31, 2004 is the accrued but unpaid balance due for compensation.

Comtec, Inc., a Texas corporation and a subsidiary of Interfederal, has a balance due of $28,329 and $18,014 at October 31, 2004 and July 31, 2004, respectively.

Glauber Management, Inc. ("Glauber") is wholly owned by S. Mort Zimmerman. The Company has net payable to Glauber of $53,971 and $57,348 at October 31, 2004 and July 31, 2004, respectively.

The Company has pledged a certificate of deposit in the amount of $100,000 for a loan in the name of DOL, Inc., a publicly held corporation in which Electric & Gas Technology, Inc. owns a one-third equity interest.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company,  through its  subsidiaries,  operates within two separate  industry segments. These are (i) The Utilities Products sector, in which Reynolds designs, manufactures and markets products for natural gas measurement, metering and odorization primarily for municipalities and publicly owned utility companies. and (ii) The Contract Manufacturing sector, in which LMT provides precision sheet metal fabrication and assembly for a diverse customer base, including telecom and networking cabinetry, electrical controls, and other functional and aesthetic sheet metal applications.

Results of Operations

Summary. The Company reported net profit from continuing operations of $153,471 for the three months ended October 31, 2004. This compared to a loss of $(224,897) for the three months ended October 31, 2003. The Utility segment reported decreases in revenue of $21,414 with operating income decreasing by $14,718 for the three month period ending October 31, 2004 due to lower demand for the Volume Correctors. The Metal Fabrication business revenues increased $595,386 while operating profit from this segment increased by $296,576 for the quarter ended October 31, 2004. Gross margins for the Company increased from 27.83% for the three months ended October 31, 2003 to 32.67% for the three months ended October 31, 2004. Selling, general and administrative expenses as a percent of revenues decreased from 42.14% for the three months ended October 31, 2003 to 25.52% for the three months ended October 31, 2004.

Increases (decreases) for the three month period ended October 31, 2004, as compared with the similar period of 2003, for key operating data were as follows:

                                                        Three months ended
                                                         October 31, 2004
                                                  Increase/
                                                 (Decrease)       Percent Change
                                                  --------        --------------
Sales                                              573,973              36.48%
Segment operating profit                           281,857                 n/a
Income from continuing operations                  163,637                 n/a
Net income (loss) per share                           0.03                 n/a

The following table represents the changes [increase/(decrease)] in operating revenues, operating income (loss) and income (loss) from continuing operations by the respective industry segments when compared to the previous period:

                                                Three months ended
                                                 October 31, 2004
                                             Increase/
                                             (Decrease)    Percent
                                            ---------    ---------
Operating revenues:
               Utilities                      (21,413)      (3.48%)
               Fabrication *                  595,386       62.15%
                                            ---------    ---------
               Total sales                  $ 573,973       36.48%
                                            =========    =========


Income (loss) from continuing operations:
               Utilities                      (14,719)     (36.66%)
               Fabrication *                  296,576      726.80%
                                            ---------    ---------

Total segment operating income (loss)         281,857    43,229.60%
General corporate expenses                    (96,601)      (43.06%)
Minority interest in subsidiary                38,177       Na
                                                         ---------
Other income (expense)                       (176,644)    (230.82%)
                                            ---------    ---------

Income (loss) from continuing operations    $ 163,637)    (110.22%)
                                            =========    =========

Utility revenues decreased by $21,413 for the three months ended October 31, 2004. Operating income decreased by $14,718 for the three months ended October 31, 2004 resulting in operating profit of $25,435 in the three months ending October 31, 2004. The Utility segment reported decreases in sales due to the overall economy, and more directly from the change in utility company's structures from "public utilities" to "For Profit Corporations". The segment has introduced new products for the digital recording of multiple pressure points, to begin replacing the paper graph recorders, and has completed a new "drip" odorization system for which there appears to be an un-served niche in the low volume natural gas delivery business. The products for the gas service are generally a capital purchase by the Company's customers and will require time for new products to be integrated into their purchasing cycle.

Fabrication revenues increased $595,386 for the three months ended October 31, 2004, resulting in revenue for the periods of $1,553,339. The operating profit increased $296,576, to $255,770 for the three months ending October 31, 2004. The revenue has increased as a result of improvement in the telecom industry, as a result of the deployment of the new cell phone technology. Logic Metals is a sheet metal fabrication company with customers in the telecom and elevators industries.

With the exception of expense relationships discussed above in the specific segment discussion, such other relationships remain consistent. Corporate overhead expenses decreased by $96,601 relative to the corresponding three month period in the prior year.

Liquidity and Capital Resources

Liquidity. Current assets of the Company total $2,661,274 at October 31, 2004, down from current assets of $5,942,309 at July 31, 2004, or a decrease of $3,281,035. Current liabilities decreased by $3,471,984, reducing the working capital deficiency (current assets less current liabilities) to $491,612 at October 31, 2004 as compared to $682,561 at July 31, 2004. This is primarily the result of collecting on the sale of Hydel, paying off accounts payable under favorable terms and increases in accounts receivable in a profitable environment. The Company believes that it has and can generate sufficient cash to meet its working capital requirements.

The Company is currently evaluating the movement of the current revolving notes secured by accounts receivable and inventory, with a total cap of $850,000 to a facility to service the increased sales and receivables, with a cap of $1,750,000, which the Company believes will be sufficient for near term requirements.

The Company was able to raise additional cash immediately following the close of its fiscal year ending July 31, 2004 by the sale of assets of its wholly owned Canadian subsidiary Hydel.

While the Company has incurred losses over the past years, the Company has, in the past, demonstrated the ability to raise capital in order to support the strategic goals to continue to grow revenue and improve profitability. The Company may seek a private placement of its public equity. Management believes that, if required, it can attract investment capital of up to $2,000,000 based on the Company's business strategy. The amount of equity the Company would offer would depend in part on share/conversion price, discount or premium on current market share price and dilution prospects. While management believes that, if need, the Company could achieve the above funding, there is no assurance that this would occur. Failure to do so could slow the growth of the Company.

As more fully described in Note F of the Condensed Financial Statements, the Company could be liable for substantial penalties for Retech, Inc.'s pension plan. Such penalties would have a material adverse affect on the Company's liquidity.

Capital Expenditures

For fiscal 2004, the Company anticipates capital expenditures in the metal fabrication area as additional capacity is required to meet customer requirements. The most immediate purchase is a laser cutting machine, which was received on December 10, 2004. Otherwise, expenditures for capital equipment will be for the ordinary replacement of worn or obsolete machinery and equipment utilized by its subsidiaries.

Dividend Policy

The Company's Board of Directors has declared no cash dividends since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize it cash flow to invest in its businesses.

Other Business Matters

Inflation. The Company does not expect inflation to have an adverse effect on its operations in the foreseeable future.

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

Electric & Gas Technology, Inc., Atmospheric Water Technology, Inc. vs Universal Communications Systems, Inc. The Company has reached a settlement in two lawsuits and counterclaims with Universal Communications Systems, Inc. (UCSY). Under the terms of the settlement agreement US District Court in Florida. In the period ended October 31,2004 the Company recognized the settlement of litigation with UCSY for $25,000 in cash and 150,000 shares of restricted stjock valued at $0.16 per share. The settlement also includes transference of the 91.5% ownership of Atomospheric Water Technology with no assets jor liabilities, other than expired patents and other intangible assets.

The Company withdrew as interpleader in a water segment patent infringement case in California after settlement hearings proved unsuccessful.

During the year ended July 31, 2004, the Company lost its appeal on the SBA lawsuit pertaining to a real estate transaction dating back to 1987, resulting in a judgment against the Company of $462,379.

ELGT encourages all interested parties to use public access sources such as PACER (http://pacer.psc.uscourts.gov/) to confirm facts related to these and any legal proceeding.

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

(b)      Reports on Form 8-K.

         On August 11, 2004 the Company filed a Form 9-K disclosing that on July 30, 2004, Electric & Gas Technology, Inc. (the "Registrant" or the "Company") entered into a "closing in escrow" to sell the assets, goodwill and trade-name of Hydel Enterprise, Inc. ("Hydel") a wholly owned Canadian subsidiary to Circa Metals Inc., a wholly owned subsidiary of Circa Enterprises Inc. which is headquartered in Calgary, Alberta, Canada for cash. On August 6, 2004, the transaction was consummated. The purchase price was approximately US$3,900,000, with a 60 day adjustment period. Hydel was included as a discontinued operation in the Form 10Q filed for the period ended April 30, 2004. Neither Circa nor any of its officers or directors are affiliated with the Company.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRIC & GAS TECHNOLOGY, INC.
/s/ Daniel A. Zimmerman
-----------------------
Daniel A. Zimmerman
President and
Chief Executive Officer
Dated: December 19, 2004