Form 10QSB
period 2005-01-31
ELECTRIC & GAS TECHNOLOGY INC
filed 2005-03-22
CIK 785819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[x]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended: January 31, 2005

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

The number of shares outstanding of each of the Issuer's Classes of Common Stock, as of January 31, 2005:

Common - $0.01 Par Value - 6,997,034

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


Index to Form 10-QSB
For the Quarter Ended January 31, 2005

Part I - Financial Information                                              Page

     Item 1. Condensed Consolidated Financial Statements:

         (a) Condensed Consolidated Balance Sheets at January 31, 2005
         (unaudited) and July 31, 2004                                         3

         (b) Condensed Consolidated Statements of Operations for the
         three and six months ended January 31, 2005 (unaudited) and
         January 31, 2004 (unaudited)                                          4

         (c) Condensed Consolidated Statement of Changes in
         Stockholders' Deficit for the six months ended January 31,
         2005 (unaudited)                                                      5

         (d) Condensed Consolidated Statements of Cash Flows for the
         six months ended January 31, 2005 (unaudited) and 2004
         (unaudited)                                                         6-7

         (e) Notes to Condensed Consolidated Financial Statements
         (unaudited)                                                        8-14

     Item  2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                             14-17

     Item 3. Controls and Procedures                                       17-18

Part II - Other Information

     Item 1. Legal Proceedings                                                19

     Item 6. Exhibits and Reports on Form 8-K                                 20

     Signature (Pursuant to General Instruction E)                            20






All other items called for by the instructions are omitted as they are either not applicable, not required, or the information is included in the Condensed Financial Statements or Notes thereto.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                                  January 31, 2005     July 31, 2004
                                                                  ----------------    ----------------
                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                      $        354,689    $         37,139
   Accounts receivable, net                                              1,029,552           1,069,163
   Inventories                                                           1,242,538           1,066,706
   Prepaid expenses                                                         50,419              38,092
   Receivable from sale of discontinued operations                            --             3,731,209
                                                                  ----------------    ----------------
       Total current assets                                              2,677,198           5,942,309
                                                                  ----------------    ----------------

PROPERTY, PLANT AND EQUIPMENT, net                                       1,705,890           1,343,123
                                                                  ----------------    ----------------

OTHER ASSETS
   Certificates of deposit, pledged                                        173,907             501,016
   Assets held for sale                                                    759,155             752,865
   Due from affiliates - net                                               238,407             271,654
   Other                                                                   108,088              72,282
                                                                  ----------------    ----------------
       Total other                                                       1,279,557           1,597,817
                                                                  ----------------    ----------------
TOTAL ASSETS                                                      $      5,662,645    $      8,883,249
                                                                  ================    ================
                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Notes payable                                                  $      1,288,653    $      1,486,698
   Accounts payable                                                      1,104,155           1,288,192
   Accrued liabilities                                                     135,900             660,897
   Current maturities of long-term obligations                             209,113             298,172
   Current portion of minimum pension liability                            409,555             373,555
   Current liabilities of discontinued operations                           11,035           2,517,356
                                                                  ----------------    ----------------
       Total current liabilities                                         3,158,411           6,624,870
                                                                  ----------------    ----------------
LONG-TERM OBLIGATIONS
   Long-term obligations, less current maturities                        1,476,572           1,417,236
   Minimum pension liability                                             1,025,834           1,037,134
                                                                  ----------------    ----------------
       Total long-term obligations                                       2,502,406           2,454,370
                                                                  ----------------    ----------------
Minority interest in subsidiary                                             52,892                --
                                                                  ----------------    ----------------

STOCKHOLDERS' DEFICIT
   Preferred stock, $10 par value, 5,000,000 shares authorized, none issued
   Common stock, $.01 par value, 30,000,000 shares
     authorized, 7,062,034 issued, and 6,997,034 outstanding                70,620              70,620
   Additional paid-in capital                                            9,611,301           9,611,301
   Accumulated deficit                                                  (8,245,660)         (8,390,587)
   Pension liability adjustment                                         (1,410,689)         (1,410,689)
                                                                  ----------------    ----------------
      Stockholders' equity (deficit) before treasury
      stock                                                                 25,572            (119,355)
   Treasury stock, 65,000 shares at cost                                   (76,636)            (76,636)
                                                                  ----------------    ----------------
       Total stockholders' deficit                                         (51,064)           (195,991)
                                                                  ----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $      5,662,645    $      8,883,249
                                                                  ================    ================

See accompanying notes to the condensed consolidated financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                      Three months ended            Six months ended
                                                         January 31,                   January 31,
                                                  --------------------------------------------------------
                                                     2005           2004           2005           2004
                                                  --------------------------------------------------------
Sales                                             $ 2,463,714    $ 1,345,545    $ 4,610,915    $ 2,978,006
Cost of goods sold                                  1,724,367      1,099,235      3,219,124      2,309,866
                                                  --------------------------------------------------------

     Gross profit                                     739,347        246,310      1,391,791        668,140

Selling, general and administrative expenses          558,123        649,946      1,106,095      1,351,415
                                                  --------------------------------------------------------

Income (loss) from operations                         181,224       (403,636)       285,696       (683,275)
                                                  --------------------------------------------------------

Other income (expense)
     Interest, net                                    (41,752)       (36,688)      (104,539)       (67,436)
     Investment gain (loss)                              --           51,138           --          143,045
     Loss of civil action                             (49,000)          --          (49,000)          --
     Other, net                                        14,624         11,952         26,290         20,875
                                                  --------------------------------------------------------
Total other income (expense)                          (76,128)        26,402       (127,249)        96,484
                                                  --------------------------------------------------------
Income (loss) from continuing operations before
         minority interest                            105,096       (377,234)       158,447       (586,791)

Minority interest in subsidiary                       (14,715)          --          (52,892)          --
                                                  --------------------------------------------------------

Income (loss) from continuing operations               90,381       (377,234)       105,555       (586,791)

Discontinued operations, net of tax                      --           31,156         39,372        114,133
                                                  --------------------------------------------------------

Net income (loss)                                 $    90,381    $  (346,078)   $   144,927    $  (472,658)
                                                  ========================================================

Income (loss) available per Common share:
     Income (loss) from continued operations      $      0.01    $     (0.05)   $      0.02    $     (0.09)
     Income from discontinued operations                 --             0.00           0.00           0.02
                                                  --------------------------------------------------------
     Net income (loss)                            $      0.01    $     (0.05)   $      0.02    $     (0.07)
                                                  --------------------------------------------------------
     Weighted average common shares outstanding
                                                    6,997,034      6,887,734      6,997,034      6,852,020
                                                  ========================================================


     See accompanying notes to condensed consolidated financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                    For the six months ended January 31, 2005

                                   (Unaudited)

                                 Common                                                Accumulated
                                 Stock                                                    Other
                                 Shares        Common       Paid-in     Accumulated   Comprehensive     Treasury
                                 Issued        Stock        Capital       Deficit         Loss           Stock          Total
                              -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance at July 31, 2004        7,062,034   $    70,620   $ 9,611,301   $(8,390,587)   $(1,410,689)   $   (76,636)   $  (195,991)

Net income                           --            --            --         144,927           --             --          144,927
                              -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance at January 31, 2005     7,062,034   $    70,620   $ 9,611,301   $(8,245,660)   $(1,410,689)   $   (76,636)   $   (51,064)
                              ===========   ===========   ===========   ===========    ===========    ===========    ===========


















     See accompanying notes to condensed consolidated financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                               Six months ended January 31,
                                                                   2005            2004
                                                               ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                           $    144,927    $   (472,658)
   Discontinued operations, net of tax                              (39,372)       (114,133)
                                                               ------------    ------------
   Income (loss) from continuing operations                         105,555        (586,791)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
   Depreciation                                                     130,724         137,371
   Gain on sale of assets                                              --           (19,873)
   Gains on investments                                                --          (123,172)
   Loss of lawsuit                                                   49,000            --
   Changes in assets and liabilities:
         Accounts receivable                                         39,611          (1,757)
         Inventories                                               (175,832)       (182,041)
         Prepaid expenses                                           (12,327)        (24,066)
         Other assets                                               (35,806)         29,547
         Accounts payable                                          (184,037)        255,490
         Accrued liabilities                                       (573,997)         66,543
         Accrued pension plan                                        24,700            --
                                                               ------------    ------------
Net cash used in operating activities                              (632,409)       (448,749)
                                                               ------------    ------------
Cash flows from investing activities:
   Proceeds from sales or maturities of investments                    --           395,335
   Purchase of property, plant and equipment                       (493,491)        (89,169)
   Investments in affiliates                                         33,247         (90,513)
   Idle facility                                                     (6,290)           --
   Certificates of deposits                                         327,109          18,000
                                                               ------------    ------------
Net cash provided by investing activities                          (139,425)        233,653
                                                               ------------    ------------
Cash flows from financing activities:
   Payments on long-term obligations                                (29,723)       (126,373)
   Net change in notes payable and long-term debt                  (198,045)         95,509
   Minority interest in subsidiary                                   52,892            --
                                                               ------------    ------------
Net cash used in financing activities                              (174,876)        (30,864)
                                                               ------------    ------------
Net cash provided by discontinued operations                      1,264,260         274,178
                                                               ------------    ------------

Net increase (decrease) in cash and cash equivalents                317,550          28,217
Cash and cash equivalents - beginning of period                      37,139          46,352
                                                               ------------    ------------
Cash and cash equivalents - end of period                      $    354,689    $     74,569
                                                               ============    ============
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                    $    111,242    $    125,506
                                                               ------------    ------------
   Taxes paid in discontinued operations during the period     $       --      $     46,285
                                                               ------------    ------------


     See accompanying notes to condensed consolidated financial statements.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   (Unaudited)



During the six months ended January 31, 2005, the Company received the cash payment for the sale of the assets of Hydel Enterprises, Inc. for $3,731,209 U.S. From these proceeds, the company paid vendors, employees and other expenses related to the Hydel operation and sale of $2,506,321, leaving a net of $1,224,888. These funds have been used to reduce notes payable, accounts payable and accrued liabilities of the Company's continuing operations.

Non-cash activities:

During the six months ended January 31, 2005, the Company recognized the settlement of litigation with UCSY by conveyance of $25,000 in cash and 150,000 shares of the Company's restricted stock valued at $0.16 per share. The settlement also includes transference of the 91.5% ownership of Atmospheric Water Technology with no assets or liabilities, other than expired patents and other intangible assets.



























     See accompanying notes to condensed consolidated financial statements.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE A - Business and basis of presentation

Business

Electric & Gas Technology, Inc.("the Company" or "ELGT") was organized as a corporation under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. The Company continued in this manner until 2004, at which time the decision was made for the corporate entity to become more actively involved in the management of subsidiary operations. The ultimate objective of this change is a more coordinated use of management expertise, technical resources and operating capabilities that support a strategy of long term growth in shareholder value. Near the end of fiscal 2004, the Company relocated all its operations, including corporate staff, into a single 144,000 square foot facility, which it already occupied. In addition to achieving improvements in communications and utilization of resources, this also allowed the Company to proceed with the sale of two commercial properties.

The Company presently is the owner of 100% of Reynolds Equipment, Inc (Reynolds), and 80% of Logic Metals Technology Inc (LMT).. Through these subsidiaries, the Company operates in two distinct business segments: (1) Utility Products, and (2) Contract Manufacturing.

In the Utility Products sector, Reynolds designs, manufactures and markets products for natural gas measurement, metering and odorization primarily for municipalities and publicly owned utility companies. Materials consist of proprietary circuit designs utilizing industry standard components, industry standard probes, and hardware. The manufacture of the circuit boards utilized in these designs is readily available through a large number of local, low cost circuit board assembly operations. All other items are available through multiple vendor sources. The products are primarily marketed directly by the Company and through manufacturers' representatives.

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

The Company has employed a strategy to merge operational functions wherever possible with the short term objective of operating a single manufacturing group serving both internal (Reynolds) and external (Contract Manufacturing) customers through a common organization.

The Company has concluded that the active pursuit of sales of the Watermaker(TM) products in its Atmospheric Water Technology (AWT) subsidiary, where it holds a 91.5% ownership, has not provided acceptable recurring revenue, and has diverted the attention of management as well as other resources. Therefore, in the first quarter of this fiscal year the Company ceased actively pursuing the sale of Watermaker(TM) products, and in the second quarter concluded the disposal of this asset as described in Non-cash activities above.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


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

The statements were prepared using accounting principles generally accepted in the United States of America. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately. Certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 2004 have been omitted, even though they are necessary for a fair presentation of the financial position at January 31, 2005 and the results of operations and cash flows for the periods then ended.

NOTE B - DISCONTINUED OPERATIONS

On July 30, 2004, the Company consummated the sale of assets of its wholly owned subsidiary located in Canada, Hydel Enterprises, Inc. The sale included current assets and plant, property and equipment. The proceeds were transferred to the Company on August 5, 2004, and the liabilities were paid. In accordance with APB Opinion No. 30, as amended by SFAS No. 144, the assets and liabilities of Hydel have been disclosed separately in the balance sheets as assets and liabilities of discontinued operations.

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

NOTE C - INVENTORIES

     Inventories are comprised as follows:

                                 January 31, 2005     July 31, 2004
                                 ----------------   ----------------

             Raw materials       $        675,046   $        576,080
             Work in process              178,574            128,259
             Finished goods               388,918            362,367
                                 ----------------   ----------------
               Total inventory   $      1,242,538   $      1,066,706
                                 ================   ================

Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market as determined by the first-in, first-out method. The Company reviews inventory usage by line item at least annually, and accents material as potentially slow moving when usage for the

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


prior 12 months is less than the current "on-hand" quantity. In subsequent review, alternative and substitute uses are identified, and the slow moving quantity is adjusted. The carrying value of excess inventory is adjusted for financial reporting purposes. Obsolete inventory is associated with obsolete products, no longer supported by the Company. Obsolete inventory is identified when a product is determined to be obsolete, and will no longer be supported by the Company. Customers are notified of final opportunity to purchase the product and spares, and the inventory is subsequently destroyed and/or sold as scrap.

NOTE D- NOTES PAYABLE AND LONG-TERM OBLIGATIONS

The Company has utilized Certificates of Deposit, which were being used as collateral for notes payable, to terminate those notes in the amount of $331,558.

During the six months ended January 31, 2005, the Company repaid a Bridge loan in the amount of $200,000.

The Company has refinanced a revolving credit agreement collateralized by accounts receivable and inventory with a major regional bank. The new line has a lending cap of $1,750,000 as compared to the previous cap of $850,000.

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

During the fourth quarter of fiscal 2004, the Company actively began marketing for sale, the corporate facility, located in Dallas, Texas and the Reynolds' facility, located in Garland, Texas, in an effort to consolidate operations and reduce costs. In addition, the Company also included in assets held for sale, an idle facility located in Paris, Texas. Although none of these properties have been sold to date, there has been significant interest in each of them. Currently the corporate facility in Dallas, Texas has been fully leased and a portion of the idle facility in Paris, Texas has been leased, both to un-affiliated tenants.

The total carrying value of the assets held for sale as of January 31, 2005 is the net book value of $752,865 and is included in long-term assets. Based on appraisals and independent comparative sales reports, the Company believes that the fair market value for these assets exceeds $1.4 million.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


The  following  is  the  carrying   value  of  assets  held  for  sale  and  the
corresponding liabilities at January 31, 2005:

                          Carrying      Current      Long-term       Total
                           value      liabilities   liabilities   Liabilities
                        -----------   -----------   -----------   -----------
   Corporate building   $   227,423   $   459,936   $      --     $   459,936
   Garland building          84,622        15,492       348,327       363,819
   Paris building           447,110        17,174       285,442       302,616
                        -----------   -----------   -----------   -----------
   Total                $   759,155   $   492,602   $   633,769   $ 1,126,371
                        ===========   ===========   ===========   ===========

NOTE F - CONTINGENCIES

The sale of the Company's former subsidiary Superior Switchboard and Devices Inc. (Superior) was completed in 1996. Consideration received from this sale included a note receivable of approximately $1,250,000. The surviving business of Superior, renamed Retech, Inc., continued to own an 80,000 square foot manufacturing facility in Paris, Texas and continued to be responsible for the frozen Defined Benefit Pension Plan for Bargaining Employees (the "Plan") that covered all of its hourly employees. The Plan called for benefits to be paid to eligible employees at retirement based upon years of service and compensation rates near retirement.

The maker defaulted on the $1.25 million note. The Company sued for collection and subsequently entered into a Settlement Agreement. Again the maker failed to perform under this Agreement and has caused the Company to pursue further recourse. Legal proceedings are ongoing. Failure to collect on the note has in part impaired the Company's ability to meet minimum funding requirements as a portion of the proceeds would have been used by the Company to support the Plan. The entire note was written off by the Company during FY 2002 and no portion of it was ever booked as an asset of the Plan.

The Plan began experiencing deficiencies when its asset values were diminished by poor stock market conditions. Poor financial performance of the Company over consecutive years also contributed to the condition of the Plan. Since, 2001, the Company has struggled to keep the Plan in line with minimum funding requirements. As the result of Retech's non-liquid status, it has been unable to currently fund the annual pension liability. The Company has recognized a minimum pension liability for the under-funded plan. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or reduction of stockholders' equity. The Plan's pension liability as of July 31, 2004, the date of the last actuarial valuation, was $1,177,342, intangible assets were $9,326 and a stockholders' equity reduction of $1,168,016. The Company has accrued $36,000 for the current year, through the quarter ended January 31, 2005.

Current management recognizes the condition of the Plan and is working with the IRS to enter into a Closing Agreement that brings the plan into acceptable funding status. An important element to the Agreement is an in-kind contribution of a stock and bond portfolio owned by an affiliate and other tangible assets to include the real estate owned by the Company in Paris, Texas.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


The Company is committed to restoring the plan to full compliance. This is a stepwise process, currently focused on the Closing Agreement and meeting minimum funding requirement. Once this step is completed the Company will address any other matters of compliance related to the Plan. The inability to resolve these matters in a satisfactory manner could have a severely negative impact on the Company's performance and future.

The Closing Agreement and the aforementioned in-kind contributions and related transactions are expected to be finalized on or before April 15, 2005 and reported in final detail in future filings.

NOTE G - INDUSTRY SEGMENT DATA

The Company's current business is primarily  comprised of two industry segments:
(i) In the Utility Products segment, Reynolds designs,  manufactures and markets products for natural gas  measurement,  metering and  odorization  primarily for municipalities  and publicly owned utility  companies.  and (ii) In the Contract
Manufacturing  segment,  LMT  provides  precision  sheet metal  fabrication  and
assembly  for  a  diverse  customer  base,   including  telecom  and  networking
cabinetry,  electrical controls,  and other functional and aesthetic sheet metal applications.

                                               3 months                      6 months
                                              January 31,                   January 31,
                                          2005           2004           2005           2004
                                      -----------    -----------    -----------    -----------
Operating revenues
   Utility Products                       462,748        397,014      1,056,610      1,009,115
   Contract Manufacturing               2,000,966        948,531      3,554,305      1,968,891
   Total sales                        $ 2,463,714    $ 1,345,545    $ 4,610,915    $ 2,978,006
                                      ===========    ===========    ===========    ===========

Operating income (loss)
    Utility Products                      (68,687)      (161,063)       (43,252)      (120,909)
    Contract Manufacturing                202,214        (20,310)       457,984        (61,310)
                                      -----------    -----------    -----------    -----------
Income (loss) from operations             133,527       (181,373)       414,732       (182,219)
General corporate expenses                 47,697       (222,263)      (129,036)      (501,056)
Minority interest in subsidiary           (14,715)          --          (52,892)          --
Other income (expense)                    (76,128)        26,402       (127,249)        96,484
                                      -----------    -----------    -----------    -----------
Income (loss) from continuing
operations                                 90,381       (377,234)       105,555       (586,791)
                                      -----------    -----------    -----------    -----------
Discontinued operations, net of tax          --          (31,156)       (39,372)      (114,133)
                                      -----------    -----------    -----------    -----------
Net income (loss)                     $    90,381    $  (346,078)   $   144,927    $  (472,658)
                                      ===========    ===========    ===========    ===========


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES



NOTE H - RELATED PARTY TRANSACTIONS

The following is a summary of advances to and from affiliated companies included in other assets at January 31, 2005 and July 31, 2004:

                                                             January 31, 2005     July 31, 2004
                                                             ----------------    ----------------
Interfederal Capital, Inc.                                   $        241,273    $        258,609
IFC Industries, a subsidiary of Interfederal Capital, Inc.             43,589              43,589
M&M Trans Exchange                                                    364,689             364,989
Comtec, Inc.                                                           18,018              18,014
                                                             ----------------    ----------------
Total receivable from affiliates                                      667,566             685,201
                                                             ----------------    ----------------

Glauber Management                                                    (52,620)            (57,348)
S. Mort Zimmerman                                                    (333,699)           (333,699)
Daniel A. Zimmerman                                                   (42,840)            (22,500)
                                                             ----------------    ----------------
Total due to affiliates                                              (429,159)           (413,547)
                                                             ----------------    ----------------

                                                             $        238,407    $        271,654
                                                             ================    ================

Interfederal Capital, Inc. (Interfederal), a Texas corporation, is managed under a voting trust by S. Mort Zimmerman and ownership is held by his wife and four
(4) children. The Company leased facilities owned by Interfederal at a rate of $30,000 per month.

Interfederal,   S.  Mort  Zimmerman  individually  and/or  Daniel  A.  Zimmerman individually have guaranteed the Company's lines of credit, real estate and equipment loan that were obtained during the year ended July 31, 2003.

Interfederal Capital Industries, Inc. ("IFC") a Texas corporation and a subsidiary of Interfederal, has net balances due to the Company of $43,589 at January 31, 2005 and July 31, 2004.

M&M TransExchange, Inc. ("M&M"), a Texas corporation, wholly owned by S. Mort Zimmerman has balances due to the Company of $364,989 at January 31, 2005 and July 31, 2004.

The payable to S. Mort Zimmerman of $333,699 at January 31, 2005 and July 31, 2004 is the accrued but unpaid balance due for compensation.

Comtec, Inc., a Texas corporation and a subsidiary of Interfederal, has a balance due of $18,018 and $18,014 at January 31, 2005 and July 31, 2004, respectively.

Glauber Management, Inc. ("Glauber") is wholly owned by S. Mort Zimmerman. The Company has net payable to Glauber of $52,620 and $57,348 at January 31, 2005 and July 31, 2004, respectively.

S. Mort Zimmerman, Interfederal Capital, Inc., IFC Industries, M&M Trans Exchange, Comtec, Inc. and Glauber Management have agreed to collectively reconcile and consolidate their balances for the

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES purpose of legal offset with the Company prior to the end of the current fiscal year ended July 31, 2005.

The Company has pledged a certificate of deposit in the amount of $100,000 for a loan in the name of DOL Resources, Inc., a publicly held corporation in which Electric & Gas Technology, Inc. owns a 19.9% equity interest. The note is currently being serviced, and the company believes DOL has sufficient revenue to continue servicing the debt. The carrying value on the balance sheet for DOL is $1.

NOTE I - REVENUE RECOGNITION POLICIES

The Company recognizes revenue when title passes to its customers upon shipment of its products for final delivery. The Company ships goods and performs services, only after receiving purchase orders from customers, or authorization to charge a credit card and the credit card is validated. Revenue for shipments to customers delivered by company truck are recognized when a signed receiving document is returned to the plant. Shipments made by common carrier and by freight forwarders are FOB manufacturing plant, and the customer is charged for shipping expense. The revenue is recognized when the carrier has signed for possession of the goods. The Company does not utilize stocking distributors, and ships to "end use" customers. No right of return exists in regard to stocking levels or lack of requirement. Defective products can be exchanged or repaired at the Company's discretion.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, through its subsidiaries, operates within two separate industry segments. These are (i) The Utility Products sector, in which Reynolds designs, manufactures and markets products for natural gas measurement, metering and odorization primarily for municipalities and publicly owned utility companies; and (ii) The Contract Manufacturing sector, in which LMT provides precision sheet metal fabrication and assembly for a diverse customer base, including telecom and networking cabinetry, electrical controls, and other functional and aesthetic sheet metal applications.

The Company has employed a strategy to merge operational functions wherever possible with the short term objective of operating a single manufacturing group serving both internal (Reynolds) and external (Contract Manufacturing) customers through a common organization.

Results of operations

Summary. The Company reported revenues of $2,463,714 and $4,610,915 for the three months and six months ended January 31, 2005, respectively. This compares to revenues of $1,345,545 and $2,978,006 for the same periods in 2004. These gains in revenue are primarily attributed to increased sales activity and improvement in market conditions, especially in the Metal Fabrication segment.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


The Company reported income from operations of $181,224 and $285,696 for the three months and six months ended January 31, 2005, respectively. This compares to losses of $(403,636) and $(683,275) for the same periods in 2004. These improvements are due primarily to the increase in sales, consolidation of manufacturing facilities and improvement in operating efficiencies.

Gross  margins  for the Company  increased  from 18.31% and 22.44% for the three months and six months ended January 31, 2004, respectively, to 30.01% and 30.18%
for the three months and six months ended January 31, 2005, respectively.  Gross
margins  improved  as  the  result  of  significantly   increasing  sales  while
maintaining or reducing fixed and semi-fixed costs in the manufacturing  area as the result of  consolidation of facilities and functions from 3 buildings into 1 building and combination of functions across operating segments.

Selling, general and administrative expenses as a percent of revenues decreased from 48.30% and 45.38% for the three months and six months ended January 31, 2004, respectively, to 22.65% and 23.99% for the three months and six months ended January 31, 2005, respectively. This results primarily from the Company being able to enjoy an increase in sales while maintaining or reducing costs through consolidation of facilities and functions.

The following table represents the changes [increase/(decrease)] in operating revenues, operating income (loss) and income (loss) from continuing operations by the respective industry segments when compared to the previous period:

                                                Three months ended            Six months ended
                                                 January 31, 2005             January 31, 2005
                                            --------------------------   --------------------------

                                              Increase/                    Increase/
                                             (Decrease)      Percent      (Decrease)      Percent
                                            -----------    -----------   -----------    -----------
Operating revenues:
   Utility Products                         $    65,734          16.56%  $    47,495           4.71%
   Contract Manufacturing                     1,052,435         110.95%    1,585,414          80.52%
                                            -----------    -----------   -----------    -----------
   Total sales                              $ 1,118,169          83.10%  $ 1,632,909          54.83%
                                            ===========    ===========   ===========    ===========
Income (loss) from continuing operations:
   Utility Products                         $    92,376        NA        $    77,657         NA
   Contract Manufacturing                       222,524        NA            519,294         NA
                                            -----------    -----------   -----------    -----------
Total segment operating income
(loss)                                          314,900        NA            596,951         NA
General corporate expenses                      269,960        NA            372,020         NA
Minority interest in subsidiary                 (14,715)       NA            (52,892)        NA
Other income (expense)                         (102,530)       NA           (223,733)        NA
                                            -----------    ----------    -----------    -----------
Income (loss) from continuing operations    $   467,615        NA        $   692,346         NA
                                            ===========    ===========   ===========    ===========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES



Utility Products - This segment reported increases in revenue of $65,734 with operating income improving by $92,376 for the three month period ending January 31, 2005. These increases were due primarily to increased sales activity and improvements in operating efficiencies resulting from a consolidation of facilities and support functions across operating segments.

Contract Manufacturing - In this segment, revenues increased $1,052,435 while operating profit increased by $222,524 for the quarter ended January 31, 2005. These increases were due primarily to increased sales activity, an improvement in the market environment and improvements in operating efficiencies resulting from a consolidation of facilities and support functions across operating segments.

Corporate overhead expenses decreased by $269,960 and $372,020 relative to the corresponding three and six month periods respectively in the prior year. This reduction resulted primarily from a reduction in staff, negotiation of reduction in previously invoiced professional services, and a consolidation of facilities and functions.

Other expenses increased by $102,530 and $223,733 for the three months and six months ended January 31, 2005 (respectively) relative to the same period in the prior year. These net increases are due primarily to an increase in the current 3 month period of $49,000 resulting form the loss in a civil action described herein, and an increase of $37,103 in interest expense for the current 6 month period, as compared to a $143,045 gain on sale of stock that occurred in the same period for 2004.

Liquidity and Capital Resources

Liquidity. Current assets of the Company total $2,677,198 at January 31, 2005, down from current assets of $5,942,309 at July 31, 2004, or a decrease of $3,265,111. Current liabilities decreased by $3,466,459, reducing the working capital deficiency (current assets less current liabilities) to $481,213 at January 31, 2005 as compared to $682,561 at July 31, 2004. This is primarily the result of collecting on the sale of Hydel assets (see below), paying off accounts payable under favorable terms and increases in accounts receivable in a profitable environment. The Company believes that it has and can generate sufficient cash to meet its working capital requirements.

The Company has recently completed the movement of its revolving notes secured by accounts receivable and inventory, with a total cap of $850,000 to a facility to service the increased sales and receivables, with a cap of $1,750,000, which the Company believes will be sufficient for near term requirements.

The Company was able to raise additional cash immediately following the close of its fiscal year ending July 31, 2004 by the sale of assets of its wholly owned Canadian subsidiary Hydel Enterprises, Inc.

While the Company has incurred losses over the past years, the Company has, in the past, demonstrated the ability to raise capital in order to support the strategic goals to continue to grow revenue and improve profitability. The Company may seek a private placement of its public equity. Management believes that, if required, it can attract investment capital of up to $2,000,000 based

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


on the Company's business strategy. The amount of equity the Company would offer would depend in part on share/conversion price, discount or premium on current market share price and dilution prospects. While management believes that, if needed, the Company could obtain the above funding, there is no assurance that this would occur. Failure to do so could slow the growth of the Company.

As more fully described in Note F of the Condensed Financial Statements, the Company could be liable for substantial penalties for Retech, Inc.'s pension plan. Such penalties would have a material adverse affect on the Company's liquidity.

Capital Expenditures

For fiscal 2005, the Company anticipates capital expenditures in the metal fabrication area as additional capacity is required to meet customer requirements. The most recent purchase was a laser cutting machine, which was received on December 10, 2004. The Company anticipates purchasing additional machinery for the Contract Manufacturing area during this fiscal year in the amount of approximately $100,000. Other expenditures for capital equipment will be for the ordinary replacement of worn or obsolete machinery and equipment utilized by its subsidiaries.

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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


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

Electric & Gas Technology, Inc., Atmospheric Water Technology, Inc. vs Universal Communications Systems, Inc. The Company has reached a settlement in two lawsuits and counterclaims with Universal Communications Systems, Inc. (UCSY). In the period ended January 31, 2005, the Company recognized the settlement of the litigation with UCSY for $25,000 in cash and 150,000 shares of restricted stock of the Company, valued at $0.16 per share. The settlement also includes transference of the 91.5% ownership of Atmospheric Water Technology, with no assets or liabilities, other than expired patents and other intangible assets.

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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 31.1 - Certification of President and Chief Executive Officer of Electric & Gas Technology, Inc. and Subsidiaries required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2 - Certification of Chief Financial Officer of Electric & Gas Technology, Inc. and Subsidiaries required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1 -- Certification of President and Chief Executive Officer of Electric & Gas Technology, Inc. and Subsidiaries pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

         Exhibit 32.2 -- Certification of Chief Financial  Officer of Electric &
Gas  Technology,   Inc.  and  Subsidiaries   pursuant  to  Section  906  of  the
Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

(b)      Reports on Form 8-K.

         On August 11, 2004 the Company filed a Form 8-K disclosing that on July 30, 2004, Electric & Gas Technology, Inc. (the "Registrant" or the "Company") entered into a "closing in escrow" to sell the assets, goodwill and trade-name of Hydel Enterprise, Inc. ("Hydel") a wholly owned Canadian subsidiary to Circa Metals Inc., a wholly owned subsidiary of Circa Enterprises Inc. which is headquartered in Calgary, Alberta, Canada for cash. On August 6, 2004, the transaction was consummated. The purchase price was approximately US$3,900,000, with a 60 day adjustment period. Hydel was included as a discontinued operation in the Form 10Q filed for the period ended April 30, 2004. Neither Circa nor any of its officers or directors are affiliated with the Company.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRIC & GAS TECHNOLOGY, INC.

 /s/ Daniel A. Zimmerman
------------------------
Daniel A. Zimmerman
President and
Chief Executive Officer
Dated: March 22, 2005