Form 10KSB/A
period 2004-07-31
ELECTRIC & GAS TECHNOLOGY INC
filed 2005-03-24
CIK 785819

U.S. SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended July 31, 2004, or
                                   --------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                          -------        -------

         Commission File Number           014754
                                          -------

                         ELECTRIC & GAS TECHNOLOGY, INC.
                 (Name of small business issuer in its charter)

             Texas                                               75-2059193
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

Research and Development is conducted in the Utility sector. In this area, the Company has spent approximately $197,000 in the last two (2) years in the development of new products for new products and concepts.

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

The Company lost its appeal on the SBA lawsuit pertaining to a real estate transaction dating back to 1987, resulting in a judgment against the Company of $459,936.

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

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure prepared by the Securities and Exchange Commission, which contains the following;

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


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Summary. The Company reported net losses of $(2,990,641), and $(1,230,224) for fiscal years 2004, and 2003, respectively. During fiscal 2004, the Company increased its operating loss by $1,131,757 as the result of write off of investments in Orasee Corporation, loss of the lawsuit with the U.S. Small
Business Administration, write-down of slow moving inventory and significantly reduced sales during the third and fourth quarters for Reynolds.

                                              For the years ended July 31,
                                           2004                     2003
                                           ----                     ----

                                   Increase      Percent     Increase   Percent
                                  (Decrease)     Change     (Decrease)   Change

Operating revenues              $ 1,137,815      21.47%   $(1,567,999)   (13.93)
Operating income (loss)           1,131,757     124.24%      (210,375)   (27.62)
Earnings (loss) from
   continuing operations          1,028,685      40.88%      (454,168)   (22.31)

Net Earnings (loss) Per Share          0.24     126.32%         (0.06)   (17.65)

The following table represents the changes [increase/(decrease)] in operating revenues, operating income and earnings from continuing operations before income taxes by the respective industry segments when compared to the previous period:

                                              For the years ended July 31,
                                              ----------------------------
                                           2004                          2003
                                           ----                          ----
                                 Increase                       Increase
                                (Decrease)        Percent      (Decrease)      Percent
                               -----------      -----------   -----------     -----------
Operating revenues:
  Water Production             $  (394,124)      (83.07%)     $   455,747       2,439.11%
  Utilities                       (794,030)      (30.38%)        (115,454)         (4.23%)
  Contract Manufacturing         2,325,969       105.23%        2,210,334        --
                               -----------                     -----------

Total operating revenues       $ 1,137,815       (21.48)      $ 2,550,627          92.84%
                               ===========                    ===========

Operating income (loss):
  Water Production             $  (306,194)     (933.54%)     $   246,254         115.37%
  Utilities                       (547,541)     (381.67%)         115,027         404.54%
  Contract Manufacturing           638,540       227.41%         (280,787)       --
                               -----------                    -----------

Total operating (loss)            (215,195)     (205.87%)          80,494         (43.51%)

General corporate                 (916,562)                        10,973
Other (expense)                    103,072                       (243,793)
                               -----------                    -----------

Earnings from continuing
Operations before income tax   $(1,028,685)                   $  (152,326)
                               ===========                    ===========

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

Contract Manufacturing revenues increased by $2,325,969 in fiscal 2004 over those in 2003, due primarily to the resurgence of the telecom business and the deployment of the new GSM technology. Operating income increased by $638,540 for the same period. The segment began operations in 2003 with revenue of $2,210,334. The Company has launched a new sales and marketing initiative and is focusing on minimizing the exposure to the telecom industry fluctuations.

Water Production revenues increased (decreased) by ($394,124) and $455,747 in fiscal 2004 and 2003, respectively, while operating income increased (decreased) by ($306,194) and $246,254 in fiscal 2004 and 2003, respectively. This is due primarily to the withdrawal of active marketing effort for this product line.

Gross profit margins were 23.79%, and 30.68% for fiscal 2004 and 2003, with selling, general and administrative expenses as a percentage of sales for the same period of 55.53% and 47.88% for fiscal 2004 and 2003, respectively.

Liquidity and Capital Resources

Liquidity. Cash flow used by operating activities amounted to $(599,119) and $(348,925) for fiscal years 2004 and 2003, respectively. Operating cash flow has been supplemented by cash made available from the proceeds on the sale of the various segments and operating divisions.

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



                                                                           Long Term Compensation

                              Annual Compensation                            Awards              Payouts

                                                        Other      Restricted     Number of     Long Term
                                                                                    Shares

Name or principal                                      Annual         Stock       Covered By    Incentive    All Other
-----------------
                                                                                                  Plan

Position               Year         Salary  Bonus   Compensation     Awards      Option Grant    Payout     Compensation
--------               ----         ------  -----   ------------     ------      ------------    ------     ------------

S. Mort Zimmerman      2004        $75,000  $  --      $  --         $  --         $   --         $   --     $5,100 (b)

Daniel A. Zimmerman    2004        108,000     --         --            --             --             --     $9,112 (c)


S. Mort Zimmerman      2003    193,760 (a)     --         --            --             --             --     $5,100 (b)

Daniel A Zimmerman     2003        120,000     --         --            --             --             --     $9,112 (c)


S. Mort Zimmerman      2002    193,760 (a)     --         --            --             --             --     $5,100 (b)

Daniel A Zimmerman     2002        132,593     --         --            --             --             --     $9,112 (c)



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

Name and Address               Amount and Nature of                  Percent of
----------------                Beneficial Owner                      Class
                                ----------------                      -----
S. Mort Zimmerman                   928,825 (1)                        13.37%
13636 Neutron Road
Dallas, Texas  75244-4410

         (b) The following table sets forth the number of shares of Common Stock of Registrant owned by all directors and officers as a group as of July 31, 2004:


Name of Beneficial Owner                  Amount and Nature of        Percent of
------------------------                  Beneficial Ownership           Class
                                          --------------------           -----
S. Mort Zimmerman                              928,825 (1)              13.37%
Chairman of the Board

Daniel A. Zimmerman                            294,286 (2)               4.24%
President and Director

George M. Johnston                               40,000                  1.15%
Vice President Finance and Director

All Officers and Directors, as a Group          1,330,357               19.15%

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

         (2)      S. Mort Zimmerman and Daniel A. Zimmerman are father and son.

Item 12.   Certain Relationships and Related Transactions

The following is a summary of advances to and from affiliated companies at JULY 31,:

                                                  2004                2003
                                               ---------          ---------

Interfederal Capital, Inc.                     $ 258,609          $ 328,673
IFC Industries                                    43,589             14,774
M&M Trans Exchange                               364,989            375,118
Comtec, Inc.                                      18,014             62,389
Glauber Management                               (57,348)           (60,600)
Petroleum Dynamic                                   --               (4,222)
S. Mort Zimmerman                               (333,699)          (289,949)
Daniel A. Zimmerman                              (22,500)              --
                                               ---------          ---------

                                               $ 271,654          $ 426,183
                                               =========          =========

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

         1.       Financial Statements

                  Consolidated   Financial   Statements   of   Electric   &  Gas
                  Technology, Inc. and Subsidiaries:

                  (i)      Reports of Independent Certified Public Accountants

                  (ii)     Consolidated Balance Sheets at July 31, 2004.

                  (iii) Consolidated Statements of Operations for the two years ended July 31, 2004 and 2003.

                  (iv) Consolidated Statements of Changes in Stockholders' Deficit for the two years ended July 31, 2004 and 2003.

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

                         ELECTRIC & GAS TECHNOLOGY, INC.


                           By: /s/ George M. Johnston
                             ----------------------
                       George M. Johnston, Vice President
                           and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacity and on the date set-forth following their name:


       Signature               Capacity                             Date
       ---------               --------                             ----

/s/ S. Mort Zimmerman    Chairman                              November 15, 2004
---------------------
S. Mort Zimmerman


/s/ Daniel A. Zimmerman  President                             November 15, 2004
-----------------------  and Director
Daniel A. Zimmerman


/s/ George M. Johnston   Vice President, Secretary             November 15, 2004
----------------------   Chief Financial Officer And Director
George M. Johnston


/s/ Fred M. Updegraff    Director                              November 15, 2004
---------------------
Fred M. Updegraff


/s/ James J. Ling        Director                              November 15, 2004
-----------------
James J. Ling

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




                                                                            Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                    F-2-3

CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET AT JULY 31, 2004                       F-4-5

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JULY
         31, 2004 AND 2003                                                   F-6

         CONSOLIDATED  STATEMENTS OF CHANGES IN  STOCKHOLDERS'  DEFICIT
         FOR THE YEARS ENDED JULY 31,2004 AND 2003                         F-7-8

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


Turner Stone & Company, L.L.P.

Certified Public Accountants
Dallas, Texas
November 12, 2004

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


Lightfoot Guest Moore & Co., P.C.

Certified Public Accountants
Dallas, Texas
November 12, 2003

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2004

ASSETS

CURRENT ASSETS

            Cash and cash equivalents                              $    37,139
            Accounts receivable trade, less allowance of $20,094     1,069,163
            Inventories                                              1,066,706
            Prepaid expenses                                            38,092
            Receivable from sale of discontinued operations          3,731,209
                                                                   -----------

                      Total current assets                           5,942,309
                                                                   -----------

PROPERTY, PLANT AND EQUIPMENT, net

             Property, plant and equipment                           2,358,240
             Less accumulated depreciation                          (1,015,117)
                                                                   -----------

                      Net property, plant and equipment              1,343,123
                                                                   -----------

OTHER ASSETS

             Certificates of deposit, pledged                          501,016
             Assets held for sale                                      752,865
             Due from affiliates - net                                 271,654
             Other                                                      72,282
                                                                   -----------

                      Total other                                    1,597,817
                                                                   -----------

TOTAL ASSETS                                                       $ 8,883,249
                                                                   -----------

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                  July 31, 2004

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

              Notes payable                                         $ 1,486,698
              Accounts payable                                        1,288,192
              Accrued liabilities                                       660,897
              Current maturities of long-term obligations               298,172
              Current portion of minimum pension liability              373,555
              Liabilities of discontinued operations                  2,517,356
                                                                    -----------

                        Total current liabilities                     6,624,870
                                                                    -----------

LONG-TERM OBLIGATIONS
              Long-term obligations, less current maturities          1,417,236
              Minimum pension liability                               1,037,134
                                                                    -----------

                        Total long-term obligations                   2,454,370
                                                                    -----------

COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDERS' DEFICIT
              Preferred stock, $10 par value, 5,000,000 shares
                Authorized                                                 --
              Common stock, $.01 par value, 30,000,000 shares
                authorized, issued 7,062,034 shares                      70,620
              Additional paid-in capital                              9,611,301
              Accumulated deficit                                    (8,390,587)
              Pension liability adjustment                           (1,410,689)
                                                                    -----------

                        Stockholders' deficit before treasury stock    (119,355)

              Treasury stock, at cost 65,000 shares                     (76,636)
                                                                    -----------

                        Total stockholders' deficit                    (195,991)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $ 8,883,249
                                                                    ===========


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                            Years ended July 31,
                                                                            --------------------
                                                                           2004           2003
                                                                       -----------    -----------
Sales                                                                  $ 6,435,815    $ 5,298,000

Cost of goods sold                                                       4,904,611      3,672,316
                                                                       -----------    -----------

             Gross profit                                                1,531,204      1,625,684

Selling, general and administrative expenses                             3,573,837      2,536,560
                                                                       -----------    -----------

             Operating loss                                             (2,042,633)      (910,876)
                                                                       -----------    -----------

Other income and (expenses)
             Interest, net                                                (157,418)      (117,270)
             Other:
                 Investment gain (loss)                                    143,193       (475,408)
                 Loss of civil action                                     (459,936)          --
                 Other                                                         519         15,964
                                                                       -----------    -----------

             Total other expenses                                         (473,642)      (576,714)
                                                                       -----------    -----------

Loss from continuing operations                                         (2,516,275)    (1,487,590)

Discontinued operations:
             Income from discontinued operations,  net of income tax
             expense of
             $48,304 and $65,129                                           194,429        257,366

             Loss on sale of discontinued
             operations, net of income tax benefit of $52,029             (668,795)          --
                                                                       -----------    -----------
Gain (loss) from discontinued operations                                  (474,366)       257,366
                                                                       -----------    -----------

NET LOSS                                                               $(2,990,641)   $(1,230,224)
                                                                       ===========    ===========

Income(loss) available per common share:
             Loss from continued operations                            $     (0.36)   $     (0.22)
                                                                       -----------    -----------
             Gain (loss) from discontinued operations                        (0.07)          0.03
                                                                       -----------    -----------
                    Net loss                                           $     (0.43)   $     (0.19)
                                                                       -----------    -----------

Weighted average common shares outstanding                               6,968,359      6,632,267
                                                                       -----------    -----------


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                      Years ended July 31, 2004, and 2003

                                                Preferred     Common         Common       Paid-in      Accumulated
                                                  Stock       Shares         Stock        capital        Deficit
                                              ------------   -----------   -----------   -----------   -----------
Balance at July 31, 2002                      $       --       6,471,934   $    64,719   $ 9,362,601   $(4,169,722)
           Net loss for the year                      --            --            --            --      (1,230,224)
           Pension liability adjustment               --            --            --            --            --
           Currency translation adjustments           --            --            --            --            --
           Comprehensive income (loss)                --            --            --            --            --
           Stock issued for acquisition               --         400,000         4,000       169,400          --
           Stock issued for services                  --          75,000           750        40,200          --
Balance at July 31, 2003                              --       6,946,934        69,469     9,572,201    (5,399,946)
                                              ------------   -----------   -----------   -----------   -----------
           Net loss for the year                      --            --            --            --      (2,990,641)
           Pension liability adjustment               --            --            --            --            --
           Currency translation adjustments           --            --            --            --            --
           Comprehensive income (loss)                --            --            --            --            --
           Purchase of treasury stock                 --            --            --            --            --
           Stock issued for acquisition               --            --            --            --            --
           Stock issued for services                  --         115,100         1,151        39,100          --
                                              ------------   -----------   -----------   -----------   -----------
Balance at July 31, 2004                      $       --       7,062,034   $    70,620   $ 9,611,301   $(8,390,587)
                                              ============   ===========   ===========   ===========   ===========


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)
                       Years ended July 31, 2004 and 2003

                                                                      Comprehensive Income
                                                    Pension                         Total
                                                   liability     Translation    Comprehensive     Treasury
                                                   adjustment     adjustment       Income           Stock         Total
                                                  -----------    -----------     ----------        --------    -----------
Balance July 31, 2002                             $(1,073,446)   $  (605,046)    (1,678,492)      (145,019)   $ 3,434,087
      Net loss for the year                              --             --             --             --       (1,230,224)
      Pension liability adjustment                    (94,570)          --          (94,570)          --          (94,570)
      Currency translation adjustment                    --          185,241        185,241           --          185,241
      Comprehensive income (loss)                        --             --             --             --       (1,139,553)
      Stock issued for acquisition                       --             --             --             --          173,400
      Stock issued for services                          --             --             --             --           40,950
                                                  -----------    -----------     ----------        --------    -----------
Balance July 31, 2003                              (1,168,016)      (419,805)    (1,587,821)      (145,019)     2,508,884
      Net loss for the year                              --             --             --             --       (2,990,641)
      Pension liability adjustment                   (242,673)          --         (242,673)          --         (242,673)
      Reclassification adjustment for
      discontinued operations                            --          419,805        419,805           --          419,805
      Comprehensive income (loss)                        --             --             --             --       (2,813,509)
      Stock issued for acquisition                       --             --             --             --             --
      Treasury  stock  contributed  to  pension
      plan                                               --             --             --           68,383         68,383
      Stock issued for services                          --             --             --             --           40,251
                                                  -----------    -----------     ----------        --------    -----------
Balance at July 31, 2004                          $(1,410,689)   $      --       (1,410,689)       ( 76,636)   $  (195,991)
                                                  ===========    ===========     ==========        ========    ===========


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


Assets acquired:
   Cash                                    $      38,548
   Accounts receivable                           446,513
   Inventories                                   318,866
   Equipment                                     709,649
                                               ---------
      Total assets                             1,513,576
                                               ---------

Liabilities assumed:
   Notes payable                                 250,000
   Accounts payable                              420,979
   Accrued expenses                               86,517
   Long-term debt                                570,834
   Minority interest                              11,846
                                               ---------
       Total liabilities assumed               1,340,176
                                               ---------
       Net investment                      $     173,400
                                               =========


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


Research and Development Costs

In accordance with Statements of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, all costs incurred to establish the technological feasibility are research and development costs. In accordance with this provision, the Company has expensed approximately $217,000 of research and development related expenses from inception through February 2003. The costs that were expensed related to the creation of a working model from the white paper created by the engineer, mainly related to the labor of the technicians and programmers, with a small portion being related to various computer components. The Company reached technological feasibility in February 2003 and a working model was the product's first independent usage. Costs incurred subsequent to February 2003 aggregating $65,842 and $132,000 for the year ended July 31, 2004, and 2003, respectively, for such software development have been capitalized and will be amortized over a 5 year period.

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, Foreign Currency Translation, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of shareholders' deficit, whereas gains or losses resulting from foreign currency transactions are included in results of operations. During the year ended July 31, 2004, the Company sold its foreign subsidiary. The foreign currency translation adjustment was recognized as part of the loss on sale of discontinued operations.

Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive loss consists of an accumulated net loss comprised of foreign currency translation adjustments and pension liability adjustment and is presented in the accompanying consolidated statement of changes in stockholders' deficit. Such amounts are presented without tax effects due to unrecognized deferred tax assets. See note 11. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations.

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

3.    Inventories


Inventories consisted of the following at July 31, 2004:

           Raw materials                                        $        576,080
           Work-in-process                                               128,259
           Finished goods                                                362,367
                                                                ----------------
                                                                $      1,066,706
                                                                ================

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Property, Plant and Equipment


Buildings and improvements                                       $      139,278
Machinery and equipment                                               1,644,155
Furniture, fixtures & equipment                                         574,807
                                                                 --------------
                                                                      2,358,240
Less accumulated depreciation                                        (1,015,117)
                                                                 --------------
Net plant, property and equipment                                $    1,343,123
                                                                 ==============

5.    Notes Payable

Notes payable consisted of the following at July 31, 2004.

        Note payable bank - Reynolds (a)                        $       376,761
        Note payable bank - LMT (b)                                     450,000
        Note payable, ELGT (c)                                          459,937
        Note Payable, individual, ELGT (d)                              200,000
                                                                ---------------
                                                                $     1,486,698
                                                                ===============

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

6.    Long-term Obligations

Long-term obligations consist of the following at July 31, 2004:

    Mortgage note payable due in monthly payments of principal and interest of $3,617 at 2.75% above prime from October 10, 1994 over twenty years. Guaranteed by the Small Business Administration.

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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Long-term Obligations (continued)


Various other installment notes and
capitalized lease obligations                                           12,277
                                                                   ===========
Total amount of obligations                                          1,715,408

Less current maturities                                               (298,172)
                                                                   -----------
                                                                   $ 1,417,236
                                                                   ===========


     The prime rate was 4.25% at July 31, 2004.

The aggregate annual principal payments are as follows:

        Year Ending July 31,

        2005                                                          $298,172
        2006                                                           507,609
        2007                                                           278,291
        2008                                                            92,517
        2009                                                            59,445
        Thereafter                                                     479,374
                                                                    ----------
        Total                                                       $1,715,408
                                                                    ==========


(a) ELGT
(b) Reynolds
(c) LMT

7.    Accrued Liabilities

     Accrued liabilities consisted of the following at July 31, 2004.


        Accrued payroll and related taxes                             $307,270
        Property tax                                                   155,505
        Vacation pay                                                    57,329
        Sales tax                                                       51,417
        Interest                                                        17,800
        Miscellaneous                                                   71,576
                                                                      --------
        Total accrued liabilities                                     $660,897
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

The Company sells a broad range of products to the electric and gas utility industries, and performs contract manufacturing for electronics and communications companies in the form of sheet metal forming and assembly. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. As of July 31, 2004, 49% and 17% of the accounts receivable balance is due from two customers. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses have not exceeded management's expectations.

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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Significant Customers

During the years ended July 31, 2004 and 2003, the Company had two significant customers. The following table sets forth the sales generated by customers who accounted for more than 10% of the Company's sales:

                                        2004                       2003
                                        ----                       ----
Customer A                               41%                       21%
Customer B                               14%                        *
*  Less than 10%

10.    Benefit Plans

Retech sponsored a defined benefit pension plan that covered all of its hourly employees. The plan called for benefits to be paid to eligible employees at retirement based upon years of service and compensation rates near retirement. Retech's policy is to fund pension expenses accrued.

Pension expense for the years ended July 31,:
                                                              2004        2003
                                                          ---------   ---------
Interest cost                                             $  75,509   $  73,323
Actual return on assets held for the plan                    74,534     (12,702)
Distribution to an affiliate                                   --       100,000
Net amortization of prior service cost,
  transition liability and net gain                           9,328      14,401
                                                          ---------   ---------

Pension expense                                           $ 159,371   $ 175,022
                                                          =========   =========

The following sets forth the funded status of the plan and the amounts shown in the accompanying consolidated balance sheet at July 31, 2004:

Pension benefit obligations:
Vested                                                             $ 1,277,619
Non-vested                                                                --
                                                                   -----------
Projected benefit obligation                                         1,277,619
Fair value of assets held in plan                                      266,095
Unfunded excess of projected benefit obligation                           --
   over plan assets                                                $ 1,011,524
                                                                   ===========

Unrecognized net transition obligation                             $      --
Unrecognized prior service costs                                          --
Unrecognized net loss                                                1,410,689
Pension (asset) liability recognized                                  (399,165)
                                                                   -----------

Accrued pension liability                                          $ 1,011,524
                                                                   ===========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Benefit Plans (continued)

The following is a summary of the changes in the fair value of Plan assets for the year ended July 31, 2004:

        Fair value of Plan assets at beginning of year                $293,712
        Actual return on Plan assets                                   (74,536)
        Company contributions                                          100,652
        Benefits paid                                                  (53,733)
        Fair value of Plan assets at end of year                      $266,095


The following is a summary of the components of net benefit cost for each year:

                                                       2004              2003

        Interest cost                                $ 75,509          $ 73,323
        Expected return on Plan assets                (29,467)          (32,274)
        Amortization of prior service cost              9,326            14,401
        Amortization losses/gains                      50,807            43,095

        Net periodic benefit cost                   $ 106,175          $ 98,545


The Company has recognized a minimum pension liability for the under-funded plan. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or reduction of stockholders' deficit. The Company recorded liabilities of $1,410,689 and $1,177,342, intangible assets of $0 and $9,326 and a stockholders' deficit reduction of $1,410,689 and $1,168,016 as of July 31, 2004 and 2003, respectively. The Company must make its minimum required contribution of $218,359 to the plan no later than April 30, 2005.

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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Benefit Plans (continued)

The estimated benefits expected to be paid in each of the next five fiscal years are as follows:

                 2005               $ 51,000
                 2006                 56,000
                 2007                 63,000
                 2008                 73,000
                 2009                 88,000


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


12.    Related Party Transactions

The following is a summary of advances to and from affiliated companies at July 31,:

Interfederal Capital, Inc.                             $ 258,609
IFC Industries                                            43,589
M&M Trans Exchange                                       364,989
Comtec, Inc.                                              18,014
                                                       ---------
Total receivable from affiliates                         685,201
                                                       ---------

Glauber Management                                       (57,348)
S. Mort Zimmerman                                       (333,699)
Daniel A. Zimmerman                                      (22,500)
                                                       ---------
Total due to affiliates                                 (413,547)
                                                       ---------
Net receivable                                         $ 271,654
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

14.    Acquisition

On January 1, 2003, the Company acquired 80% of the shares in LMT in exchange for 400,000 shares of the Company's common stock. The common stock was valued at $.43 per share, which was 60% of the average trading price for the month of December 2002. LMT is involved in metal fabrication. The financial results of LMT are included in the Contract Manufacturing segment. The acquisition was recorded under the purchase method, whereby LMT's net assets were recorded at estimated fair value and its operations have been reflected in the consolidated statements of operations since that date. The allocation of purchase price is as follows:

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

The  following  is  the  carrying   value  of  assets  held  for  sale  and  the
corresponding liabilities at July 31, 2004:

                Carrying           Current        Long-term           Total
                  value          liabilities      liabilities      Liabilities
Corporate       ----------       ----------       ----------       ----------
building        $  221,133       $  459,936       $     --         $  459,936
Garland
building            84,622           14,954          357,171          372,125
Paris
building           447,110           21,468          290,823          312,291
                ----------       ----------       ----------       ----------
Total           $  752,865       $  496,358       $  647,994       $1,144,352
                ==========       ==========       ==========       ==========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.    Fourth Quarter Results and Adjustments

During the fourth quarter of 2004, the Company closed the sale of essentially all of the assets of Hydel Enterprise, Inc for a total cash price of $3,731,209, which was paid in August and September of 2004. Hydel was the Canadian subsidiary manufacturing electrical meter boxes, pole line equipment and pressed metal products.

During the fourth quarter of the fiscal year ended July 31, 2004, the Company adjusted its general accounts related to the third quarter settlement of a lawsuit. This adjustment should have been recorded in the third quarter, thereby increasing net loss by approximately $262,000 and increasing net loss per share by $.04.