Form 10QSB
period 2005-04-30
ELECTRIC & GAS TECHNOLOGY INC
filed 2005-06-20
CIK 785819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: April 30, 2005

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                      ----------------  ----------------


                  --------------------------------------------

                            Commission File:# 0-14754
                                              -------

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

The number of shares outstanding of each of the Issuer's Classes of Common Stock, as of April 30, 2005:

Common - $0.01 Par Value - 6,997,034

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


Index to Form 10-QSB
For the Quarter Ended April 30, 2005

Part I - Financial Information                                              Page

   Item 1.  Condensed Consolidated Financial Statements:

            (a) Condensed Consolidated Balance Sheets at April 30, 2005
            (unaudited) and July  31, 2004                                     3

            (b) Condensed Consolidated Statements of Operations for the
            three and nine months ended April 30, 2005 (unaudited) and
            April 30, 2004 (unaudited)                                         4

            (c)     Condensed  Consolidated  Statement of Changes
            in Stockholders'  Deficit for the nine months ended
            April 30, 2005 (unaudited)                                         5

            (d) Condensed Consolidated Statements of Cash Flows for the
            nine months ended April 30, 2005 (unaudited) and 2004
            (unaudited)                                                      6-7

            (e) Notes to Condensed Consolidated Financial Statements
            (unaudited)                                                     8-14

   Item  2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            14-19

   Item 3.  Controls and Procedures                                           19

Part II - Other Information

   Item 1.  Legal Proceedings                                                 20

   Item 4.  Submission of Matters to Vote of Security Holders                 21

   Item 6.  Exhibits and Reports on Form 8-K                                  22

   Signature (Pursuant to General Instruction E)                              22

   Certifications                                                          23-26





All other items called for by the instructions are omitted as they are either not applicable, not required, or the information is included in the Condensed Financial Statements or Notes thereto.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                                  April 30, 2005    July 31, 2004
                                                                  --------------    --------------
                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                      $      254,995    $       37,139
   Accounts receivable, net                                            1,053,631         1,069,163
   Inventories                                                         1,386,733         1,066,706
   Prepaid expenses                                                       48,828            38,092
   Assets held for sale - current                                        226,102              --
   Receivable from sale of discontinued operations                          --           3,731,209
                                                                  --------------    --------------
                 Total current assets                                  2,970,289         5,942,309
                                                                  --------------    --------------
PROPERTY, PLANT AND EQUIPMENT, net                                     1,732,062         1,343,123
                                                                  --------------    --------------
OTHER ASSETS
   Certificates of deposit, pledged                                      174,493           501,016
   Assets held for sale                                                   85,943           752,865
   Due from affiliates - net                                             301,434           294,154
   Other                                                                  96,048            72,282
                                                                  --------------    --------------
           Total other                                                   657,918         1,620,317
                                                                  --------------    --------------
TOTAL ASSETS                                                      $    5,360,269    $    8,905,749
                                                                  ==============    ==============
                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Notes payable                                                  $    1,470,207    $    1,486,698
   Accounts payable                                                    1,178,019         1,288,192
   Accrued liabilities                                                   170,489           660,897
   Payable to officers                                                    40,780            22,500
   Current maturities of long-term obligations                           383,886           298,172
   Current portion of minimum pension liability                          125,094           373,555
   Current liabilities of discontinued operations                         11,035         2,517,356
                                                                  --------------    --------------
           Total current liabilities                                   3,379,510         6,647,370
                                                                  --------------    --------------
LONG-TERM OBLIGATIONS
   Long-term obligations, less current maturities                      1,017,485         1,417,236
   Minimum pension liability                                           1,004,080         1,037,134
                                                                  --------------    --------------
           Total long-term obligations                                 2,021,565         2,454,370
                                                                  --------------    --------------
Minority interest in subsidiary                                            8,630              --
                                                                  --------------    --------------
STOCKHOLDERS' DEFICIT
   Preferred stock, $10 par value, 5,000,000 shares authorized, none issued
   Common stock, $.01 par value, 30,000,000 shares
     authorized, 7,062,034 issued, and 6,997,034 outstanding              70,620            70,620
   Additional paid-in capital                                          9,611,301         9,611,301
   Accumulated deficit                                                (8,244,032)       (8,390,587)
   Pension liability adjustment                                       (1,410,689)       (1,410,689)
                                                                  --------------    --------------
     Stockholders' equity (deficit) before treasury stock                 27,200          (119,355)
   Treasury stock, 65,000 shares at cost                                 (76,636)          (76,636)
                                                                  --------------    --------------
           Total stockholders' deficit                                   (49,436)         (195,991)
                                                                  --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $    5,360,269    $    8,905,749
                                                                  ==============    ==============


See accompanying notes to the condensed consolidated financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three months ended            Nine months ended
                                                           April 30,                    April 30,
                                                  --------------------------    --------------------------
                                                      2005           2004           2005           2004
                                                  -----------    -----------    -----------    -----------
Sales                                             $ 2,024,000    $ 1,653,341    $ 6,634,915    $ 4,569,005
Cost of goods sold                                  1,237,991      1,290,694      4,457,115      3,474,007
                                                  -----------    -----------    -----------    -----------
    Gross profit                                      786,009        362,647      2,177,800      1,094,998

Selling, general and administrative expenses          795,014        578,173      1,901,109      1,967,182
                                                  -----------    -----------    -----------    -----------

Income (loss) from operations                          (9,005)      (215,526)       276,691       (872,184)
                                                  -----------    -----------    -----------    -----------

Other income (expense)
    Interest, net                                     (58,317)       (37,892)      (162,856)      (105,328)
    Investment gain (loss)                               --         (497,578)          --         (284,794)
    Settlement of civil action                           --             --          (49,000)          --
    Other, net                                         24,688       (192,727)        50,978       (171,854)
                                                  -----------    -----------    -----------    -----------
Total other income (expense)                          (33,629)      (728,197)      (160,878)      (561,976)
                                                  -----------    -----------    -----------    -----------
Income (loss) from continuing operations before
    minority interest                                 (42,634)      (943,723)       115,813     (1,434,160)

Minority interest in subsidiary                        44,262           --           (8,630)          --
                                                  -----------    -----------    -----------    -----------

Income (loss) from continuing operations                1,628       (943,723)       107,183     (1,434,160)

Discontinued operations, net of tax                      --          (61,409)        39,372         52,349
Loss on sale of discontinued operations                  --         (422,379)          --         (422,379)
                                                  -----------    -----------    -----------    -----------
Net income (loss)                                 $     1,628    $(1,427,511)   $   146,555    $(1,804,190)

Income (loss) available per Common share:
    Income (loss) from continued operations       $      0.00    $     (0.14)   $      0.02    $     (0.21)
    Income from discontinued operations                  --            (0.07)          0.00          (0.05)
                                                  -----------    -----------    -----------    -----------
    Net income (loss)                             $      0.00    $     (0.21)   $      0.02    $     (0.26)
                                                  -----------    -----------    -----------    -----------
    Weighted average common shares outstanding
                                                    6,997,034      6,887,734      6,997,034      6,863,751



     See accompanying notes to condensed consolidated financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                    For the nine months ended April 30, 2005

                                   (Unaudited)

                                Common                                                              Accumulated
                                Stock                                                                   Other
                               Shares        Common       Paid-in     Accumulated   Comprehensive     Treasury
                               Issued        Stock        Capital       Deficit          Loss          Stock          Total
                            -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance at July 31, 2004      7,062,034   $    70,620   $ 9,611,301   $(8,390,587)   $(1,410,689)   $   (76,636)   $  (195,991)

Net income                         --            --            --         146,555           --             --          146,555
                            -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance at April 30, 2005     7,062,034   $    70,620   $ 9,611,301   $(8,244,032)   $(1,410,689)   $   (76,636)   $   (49,436)
                            ===========   ===========   ===========   ===========    ===========    ===========    ===========


















     See accompanying notes to condensed consolidated financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Nine months ended April 30,
                                                                   2005            2004
                                                               -----------     -----------
Cash flows from operating activities:
   Net income (loss)                                           $   146,555     $(1,804,190)
   Discontinued operations, net of tax                              39,372        (370,030)
                                                               -----------     -----------
   Income (loss) from continuing operations                        107,183      (1,434,160)
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
   Depreciation                                                    214,132         194,191
   Gain on sale of assets                                             --          (162,225)
   Loss on investments                                                --           447,019
   Settlement of civil action                                       49,000            --
   Changes in assets and liabilities:
       Accounts receivable                                          15,532         (12,435)
       Inventories                                                (320,027)       (136,022)
       Prepaid expenses                                            (10,736)        (30,350)
       Other assets                                                (23,766)        (33,726)
       Accounts payable                                           (110,173)        338,738
       Accrued liabilities                                        (539,408)        233,194
       Accrued pension plan                                       (130,581)           --
                                                               -----------     -----------
Net cash used in operating activities                             (748,844)       (595,776)
                                                               -----------     -----------
Cash flows from investing activities:
   Proceeds from sales or maturities of investments                   --           341,395
   Purchase of property, plant and equipment                      (603,071)       (335,019)
   Investments in affiliates                                        (7,280)         61,723
   Idle facility                                                    (6,290)           --
   Certificates of deposits                                        326,523          67,591
                                                               -----------     -----------
Net cash provided by (used in) investing activities               (290,118)        135,690
                                                               -----------     -----------
Cash flows from financing activities:
   Proceeds from officer                                            18,280            --
   Payments on long-term obligations                               (17,861)       (293,147)
   Net change in notes payable and long-term debt                  (16,491)        542,994
   Minority interest in subsidiary                                   8,630            --
                                                                               -----------
Net cash provided by (used in) financing activities                 (7,442)        249,847
                                                               -----------     -----------
Net cash provided by discontinued operations                     1,264,260         170,773
                                                               -----------     -----------

Net increase (decrease) in cash and cash equivalents               217,856         (39,466)
Cash and cash equivalents - beginning of period                     37,139          90,930
Cash and cash equivalents - end of period                      $   254,995     $    51,464
                                                               ===========     ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                  $   170,033     $   185,399
                                                               -----------     -----------
     Taxes paid in discontinued operations during the period   $      --       $    33,675
                                                               -----------     -----------


See accompanying notes to condensed consolidated financial statements.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                   (Unaudited)

During the nine months ended April 30, 2005, the Company received the cash payment for the sale of the assets of Hydel Enterprises, Inc. for $3,731,209 U.S. From these proceeds, the Company paid a total of $2,506,321 to vendors and employees and for other expenses related to the Hydel transaction, leaving a net of $1,224,888. These funds have been used to reduce notes payable, accounts payable and accrued liabilities of the Company's continuing operations.

Non-cash activities:

During the nine months ended April 30, 2005, the Company recognized the settlement of litigation in regards to Atmospheric Water Technology, Inc. by conveyance of $25,000 in cash and 150,000 shares of the Company's restricted stock valued at $0.16 per share. The settlement also includes transference of the 91.5% ownership of Atmospheric Water Technology with no assets or liabilities, other than expired patents and other intangible assets.

During the nine months ended April, 2005, the IRS approved the transfer of the Paris, TX building, included in idle facility with a book value of $447,110, along with the related debt of $296,176 to the Retech pension plan as a contribution.



















See accompanying notes to condensed consolidated financial statements.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE A - Business and basis of presentation

Business

Electric & Gas Technology, Inc.("the Company" or "ELGT") was organized as a corporation under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. The Company continued in this manner until 2004, at which time the decision was made for the corporate entity to become more actively involved in the management of subsidiary operations. The ultimate objective of this change is a more coordinated use of management expertise, technical resources and operating capabilities that support a strategy of long term growth in shareholder value. Near the end of fiscal 2004, the Company relocated all its operations, including corporate staff, into a single facility containing 144,000 square feet, which it already occupied. In addition to achieving improvements in communications and utilization of resources, this also allowed the Company to proceed with the sale of two commercial properties.

The Company presently is the owner of 100% of Reynolds Equipment, Inc. (Reynolds) and 97.5% of Logic Metals Technology, Inc. (LMT). During the three months ended April 30, 2005, the Company accepted 9,146,482 shares of Logic Metals Technology, Inc. common stock in satisfaction of debt at a rate of $0.13 per share. This increased the position of the Company from 80% to 97.5% ownership of Logic Metals Technology, Inc Through these subsidiaries, the Company operates in two distinct business segments: (1) Utility Products and (2) Contract Manufacturing.

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

In the Contract Manufacturing sector, LMT provides precision sheet metal fabrication and assembly for a diverse customer base, including telecom and networking cabinetry, electrical controls, and other functional and aesthetic sheet metal applications. The Company uses some manufacturers' representatives, but has primarily grown the revenue from its direct sales force. Raw material generally consists of standard sheet metal and general purpose fittings and connectors available from general hardware and steel distributors. One major customer represented over 50% of the revenue for LMT for the nine months ended April 30, 2005 and for the year ended July 31, 2004. LMT has several new marketing initiatives in place to expand its customer base during the current fiscal year and believes that these efforts will reduce its dependency on any one customer or industry.

The Company has employed a strategy to merge operational functions wherever possible with the short term objective of operating a single manufacturing group serving both owned proprietary products and external customers through a common organization. As of April 30, 2005, the organizations have been consolidated and the manufacturing systems are being migrated to one system with a projected completion date of October 2005.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


The Company ceased the active pursuit of sales of the Watermaker(TM) products in its Atmospheric Water Technology (AWT) subsidiary in the first quarter of this fiscal year and concluded the disposal of this asset in the second quarter as described in Non-cash activities on page 7.

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

The statements were prepared using accounting principles generally accepted in the United States of America. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately. Certain disclosures of the type that were made in the Notes to Financial Statements for the year ended July 31, 2004 have been omitted, even though they are necessary for a fair presentation of the financial position at April 30, 2005 and the results of operations and cash flows for the periods then ended.

Reclassification

Certain reclassifications have been made to the 2004 consolidated condensed financial statements to conform with the 2005 presentation.

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

As the result of the settlement of litigation, the Company agreed to transfer its 91.5% ownership of AWT, Inc and its associated intellectual property to the plaintiff, with no physical assets or liabilities. In accordance with APB Opinion No. 30, as amended by SFAS No. 144, the assets and liabilities of AWT have been disclosed separately in the balance sheets as assets and liabilities of discontinued operations.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


NOTE C - INVENTORIES

Inventories are comprised as follows:

                                                 April 30, 2005   July 31, 2004
                                                 --------------   --------------

Raw materials                                    $      671,718   $      576,080
Work in process                                         363,748          128,259
Finished goods                                          351,267          362,367
                                                 --------------   --------------
  Total inventory                                $    1,386,733   $    1,066,706
                                                 ==============   ==============


Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market as determined by the first-in, first-out method. The Company reviews inventory usage by line item at least annually, and accents material as potentially slow moving when usage for the prior 12 months is less than the current "on-hand" quantity. In subsequent review, alternative and substitute uses are identified, and the slow moving quantity is adjusted. The carrying value of excess inventory is adjusted for financial reporting purposes. Obsolete inventory is identified when a product will no longer be produced or supported by the Company. Customers are notified of final opportunity to purchase the product and spares, and the inventory is subsequently destroyed and/or sold as scrap.


NOTE D- NOTES PAYABLE AND LONG-TERM OBLIGATIONS

The Company has utilized Certificates of Deposit, which were being used as collateral for notes payable, to terminate those notes in the amount of $174,493.

During the nine months ended April 30, 2005, the Company repaid a Bridge loan in the amount of $200,000.

The Company has refinanced a revolving credit agreement collateralized by accounts receivable and inventory with a major regional bank. The new line has a lending cap of $1,750,000 as compared to the previous cap of $850,000.

During the nine months ended April, 2005, the IRS approved the transfer of the Paris, TX building, included in idle facility with a book value of $447,110, along with the related debt of $296,176 to the Retech pension plan as a contribution.

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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


During the fourth quarter of fiscal 2004, the Company actively began marketing for sale, the former corporate facility, located in Dallas, Texas and the former Reynolds' facility, located in Garland, Texas, in an effort to consolidate operations and reduce costs. Currently, the facility in Dallas, Texas is under a sales contract which is scheduled to close in June. The Garland, TX facility is listed for sale or lease and discussions are underway with several interested buyers. The Paris, Texas facility has been transferred to Retech's Defined Benefit Pension Plan as described in Note F.

The total carrying value of the assets held for sale as of April 30, 2005 is the net book value of $312,045 and is included in long-term assets. Based on appraisals and independent comparative sales reports, the Company believes that the fair market value for these assets exceeds $400,000.

The following is the carrying value of assets held for sale and the corresponding liabilities at April 30, 2005. The Paris building was transferred to the Retech Pension Plan during the nine months ended April 30, 2005, as described in Note F.

                             Carrying      Current      Long-term       Total
                              value      liabilities   liabilities   Liabilities
                           -----------   -----------   -----------   -----------
Corporate building
   - current               $   226,102   $   459,936   $      --     $   459,936
Garland building                85,943        15,658       345,648       361,306
                           -----------   -----------   -----------   -----------
Total                      $   312,045   $   475,594   $    45,648   $   821,242
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

The Plan began experiencing deficiencies when its asset values were diminished by poor stock market conditions and a steady decline in interest rates. Poor financial performance of the Company over consecutive years also contributed to the condition of the Plan. Since 2001, the Company has struggled to keep the Plan in line with minimum funding requirements. As the result of Retech's non-liquid status, it has been unable to currently fund the annual pension

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


liability. The Company has recognized a minimum pension liability for the under-funded plan. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or reduction of stockholders' equity. The Plan's pension liability as of July 31, 2004, the date of the last actuarial valuation, was $1,177,342, intangible assets were $9,326 resulting in a stockholders' equity reduction of $1,168,016. The Company has accrued $36,000 for the current year, through the quarter ended April 30, 2005.

Current management recognized the condition of the Plan and worked with the IRS to enter into a Closing Agreement executed April 15, 2005 that brought the plan into acceptable funding status. An important element to the Agreement was an in-kind contribution of a stock and bond portfolio owned by an affiliate and other tangible assets to include the real estate and associated mortgage owned by the Company in Paris, Texas. The transfer of real estate into the Plan had no material affect on the financial position of ELGT.

The Company is committed to restoring the plan to full compliance. This is a stepwise process, focused first on the Closing Agreement and meeting current minimum funding requirement. Now that this step has been completed the Company will address other matters of compliance related to the Plan. Whereas the Company believes that it will be able to resolve these matters in a satisfactory manner, failure to do so could have a negative impact on the Company's future performance.

NOTE G - INDUSTRY SEGMENT DATA

The Company's current business is primarily  comprised of two industry segments:
(i) The Utility Products segment, Reynolds designs, manufactures and markets products for natural gas measurement, metering and odorization primarily for municipalities and publicly owned utility companies and (ii) The Contract Manufacturing segment, LMT provides precision sheet metal fabrication and assembly for a diverse customer base, including telecom and networking cabinetry, electrical controls, and other functional and aesthetic sheet metal applications.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                               3 months                      9 months
                                               April 30,                     April 30,
                                          2005           2004           2005           2004
                                      -----------    -----------    -----------    -----------
Operating revenues
   Utility Products                   $   505,148    $   396,833    $ 1,561,757    $ 1,406,013
   Contract Manufacturing               1,518,852      1,256,508      5,073,158      3,162,992
                                      -----------    -----------    -----------    -----------
   Total sales                        $ 2,024,000    $ 1,653,341    $ 6,634,915    $ 4,569,005
                                      ===========    ===========    ===========    ===========
Operating income (loss)
   Utility Products                       (72,293)      (311,613)      (115,545)      (367,863)
   Contract Manufacturing                 243,189        197,357        701,173        136,047
                                      -----------    -----------    -----------    -----------
Income (loss) from operations             170,896       (114,256)       585,628       (231,816)
General corporate expenses               (179,901)      (101,270)      (308,937)      (640,368)
Minority interest in subsidiary            44,262           --           (8,630)          --
Other income (expense)                    (33,629)      (728,197)      (160,878)      (561,976)
                                      -----------    -----------    -----------    -----------
Income (loss) from  continuing
operations                                  1,628       (943,723)       107,183     (1,434,160)
                                      -----------    -----------    -----------    -----------
Discontinued operations, net of tax          --          (61,409)        39,372         52,349
Loss on sale of  discontinued
operations                                   --         (422,379)          --         (422,379)
                                      -----------    -----------    -----------    -----------

Net income (loss)                     $     1,628    $(1,427,511)   $   146,555    $(1,804,190)
                                      ===========    ===========    ===========    ===========


NOTE H - RELATED PARTY TRANSACTIONS

The following is a summary of advances to and from affiliated companies included in other assets at April 30, 2005 and July 31, 2004:

                                                          April 30, 2005     July 31, 2004
                                                          --------------    --------------
Net Due To/From Affiliates - Interfederal Capital, Inc.   $      301,434    $      294,154
                                                          ==============    ==============

Net Payable to Officers                                   $      (40,780)   $      (22,500)
                                                          ==============    ==============

Interfederal Capital, Inc. (Interfederal), a Texas corporation, is managed under a voting trust by S. Mort Zimmerman and ownership is held by his wife and four
(4) children. The Company leased facilities owned by Interfederal at a rate of $30,000 per month.

Interfederal, S. Mort Zimmerman individually and/or Daniel A. Zimmerman individually have guaranteed the Company's lines of credit, real estate and equipment loans that were obtained during the year ended July 31, 2003 and the nine months ending April 30, 2005.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

S. Mort Zimmerman, IFC Industries, M&M Trans Exchange, Comtec, Inc. and Glauber Management have agreed to consolidate their balances into the account of Interfederal Capital, Inc. for the purpose of legal offset. The consolidated balance of $301,434 due to the Company from Interfederal Capital, Inc. is recoverable when, and if, it exercises its option to purchase the real estate it currently leases from Interfederal, as described in Capital Expenditures. The offset occurred during the nine months ending April 30, 2005. The balance of $301,434 due from Interfederal is a payment by the Company toward the purchase of the facility it leases from Interfederal. Should the Company not be able to finance said purchase on or before the option expiration date, the amount of the offset due the Company will be recovered against lease payments due.

The Company has a payable of $40,780 that is due to Daniel A. Zimmerman as of April 30, 2005, compared to a $22,500 payable due as of July 31, 2004. These amounts were used to fund legal and other professional fees and trade or other payables of the Company.

The Company has pledged a certificate of deposit in the amount of $100,000 for a loan in the name of DOL Resources, Inc., a publicly held corporation in which Electric & Gas Technology, Inc. owns a 19.9% equity interest. The note is currently being serviced, and the company believes DOL has sufficient revenue to continue servicing the debt. The carrying value on the balance sheet for DOL is $1 at April 30, 2005 and July 31, 2004.

NOTE I - REVENUE RECOGNITION POLICIES

The Company recognizes revenue when title passes to its customers upon shipment of its products for final delivery. The Company ships goods and performs services only after receiving purchase orders from customers or authorization to charge a credit card and the credit card is validated. Revenue for shipments to customers delivered by company truck are recognized when a signed receiving document is returned to the plant. Shipments made by common carrier and by freight forwarders are FOB manufacturing plant, and the customer is charged for shipping expense. The revenue is recognized when the carrier has signed for possession of the goods. The Company does not utilize stocking distributors and ships to "end use" customers. No right of return exists in regard to stocking levels or lack of requirement. Defective products can be exchanged or repaired at the Company's discretion.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company, through its subsidiaries, operates within two separate industry segments. These are (i) The Utility Products sector, in which Reynolds designs, manufactures and markets products for natural gas measurement, metering and odorization primarily for municipalities and publicly owned utility companies and (ii) The Contract Manufacturing sector, in which LMT provides precision sheet metal fabrication and assembly for a diverse customer base, including telecom and networking cabinetry, electrical controls, and other functional and aesthetic sheet metal applications.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


The Company has employed a strategy to merge operational functions wherever possible with the short term objective of operating a single manufacturing group serving both owned proprietary products and external customers through a common organization.

Results of operations

Summary. The Company reported revenues of $2,024,000 and $6,634,915 for the three months and nine months ended April 30, 2005, respectively. This compares to revenues of $1,653,341 and $4,569,005 for the same periods in 2004. These gains in revenue are primarily attributed to increased sales activity and improvement in market conditions, especially in the Contract Manufacturing segment.

The Company reported income/(loss) from operations of $(9,005) and $276,691 for the three months and nine months ended April 30, 2005, respectively. This compares to losses of $(215,526) and $(872,184) for the same periods in 2004. These improvements are due primarily to the increase in sales, consolidation of manufacturing facilities and improvement in operating efficiencies.

Gross margins for the Company increased from 21.93% and 23.97% for the three months and nine months ended April 30, 2004, respectively, to 38.83% and 32.82% for the three months and nine months ended April 30, 2005, respectively. Gross margins improved as the result of being able to increase sales while maintaining or reducing fixed and semi-fixed costs as the result of consolidation of facilities and functions.

Inventories have increased in both raw materials and work in process during the nine months ended April 30, 2005. In an effort to keep up the current customer lead time demands, the Company has implemented a system to stock frequently used raw materials to reduce lead time. Work in process inventory increased as the result of increased concentration of longer cycle integrated processes for established and new customers.

Selling, general and administrative expenses as a percent of revenues increased from 34.97% for the three months and decreased from 43.05% for the nine months ended April 30, 2004, to 39.28% and 28.65%, respectively, for the three months and nine months ended April 30, 2005. The improvement for the nine months results primarily from the Company being able to enjoy an increase in sales while maintaining or reducing costs through consolidation of facilities and functions.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


The following table represents the changes [increase/(decrease)] in operating revenues, operating income/(loss) and income/(loss) from continuing operations by the respective industry segments when compared to the previous period:

                                                Three months ended           Nine months ended
                                                  April 30, 2005               April 30, 2005
                                            --------------------------   --------------------------
                                             Increase/                    Increase/
                                             (Decrease)    Percent        (Decrease)      Percent
                                            -----------    -----------   -----------    -----------
Operating revenues:
   Utility Products                         $   108,315       27.29%     $   155,744       11.08%
   Contract Manufacturing                       262,344       20.88%       1,910,166       60.39%
   Total sales                              $   370,659       22.42%     $ 2,065,910       45.22%
Income (loss) from continuing operations:
   Utility Products                         $   239,320       NA         $   252,318       NA
   Contract Manufacturing                        45,832       NA             565,126       NA

Total segment operating income
(loss)                                          285,152       NA             817,444       NA
General corporate expenses                       78,631       NA            (331,431)      NA
Minority interest in subsidiary                  44,262       NA              (8,630)      NA
Other income (expense)                          694,568       NA             401,098       NA
Income (loss) from continuing operations    $   945,351       NA         $ 1,541,343       NA

Utility Products - This segment reported increases in revenue of $108,315 with operating income improving by $239,320 for the three month period ending April 30, 2005. These increases were due primarily to increased sales activity and improvements in general market conditions for these products and improvements in operating efficiencies resulting from a consolidation of facilities and support functions across operating segments.


This segment acquired a product line that it has branded Co-Pilot (TM) . This product is used in combination with the segment's other instrumentation to allow a gas utility operator to remotely monitor and control pressure and flow in a gas pipeline. It also commercialized one of its product research and development efforts, introducing a new gas odorization system branded Smart Drip (TM).

Contract Manufacturing - In this segment, revenues increased $262,344 while operating profit increased by $45,832 for the quarter ended April 30, 2005. These increases were due primarily to increased sales activity, an improvement in the market environment and improvements in operating efficiencies resulting from a consolidation of facilities and support functions across operating segments.

This segment has begun an initiative to enhance its sales effectiveness and broaden its range of services offered. It is exploring opportunities to develop or acquire proprietary products. Current facilities and capital equipment base will support substantial increases in business.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES



Corporate overhead expenses increased by $78,631 and decreased by $331,431 relative to the corresponding three and nine month periods in the prior year. This nine month reduction resulted primarily from a reduction in staff, negotiation of reduction in previously invoiced professional services and a consolidation of facilities and functions.

Other expenses decreased by $694,568 and $401,098 for the three months and nine months ended April 30, 2005 (respectively) relative to the same period in the prior year. This net decrease is due primarily to a $447,000 Orasees investment write off in the previous year. The Orasees investment was written off subsequent to Orasees ceasing operations. The Company did not write off of investments in the current period.

As the result of the settlement of litigation, the Company agreed to transfer its 91.5% ownership of AWT, Inc and its associated intellectual property to the plaintiff, with no physical assets or liabilities. In accordance with APB Opinion No. 30, as amended by SFAS No. 144, the assets and liabilities of AWT have been disclosed separately in the balance sheets as assets and liabilities of discontinued operations.

During the three months ended April 30, 2005, the Company accepted 9,146,482 shares of Logic Metals Technology, Inc. common stock in satisfaction of debt at a rate of $0.13 per share. This increased the position of the Company from 80% to 97.5% ownership of Logic Metals Technology, Inc

Liquidity and Capital Resources

Current assets of the Company total $2,970,289 at April 30, 2005, down from current assets of $5,942,309 at July 31, 2004, or a decrease of $2,972,020. Current liabilities decreased by $3,267,860, reducing the working capital deficiency (current assets less current liabilities) to $409,221 at April 30, 2005 as compared to $705,061 at July 31, 2004. This is primarily the result of collecting on the sale of Hydel assets (see below), paying off accounts payable under favorable terms and increases in accounts receivable in a profitable environment. The Company has a contract for the sale of the Dallas, TX building, to close by the end of June, 2005, which will provide working capital. The Company believes that it can generate sufficient cash to meet its working capital requirements.

The Company has recently completed the movement of its revolving notes secured by accounts receivable and inventory, with a total cap of $850,000 to a facility to service the increased sales and receivables, with a cap of $1,750,000, which the Company believes will be sufficient for near term requirements.

During the nine months ended April, 2005, the IRS approved the transfer of the Paris, TX building, included in idle facility with a book value of $447,110, along with the related debt of $296,176 to the Retech pension plan as a contribution.

During the nine months ended April 30, 2005, the Company received the cash payment for the sale of the assets of Hydel Enterprises, Inc. for $3,731,209 U.S. From these proceeds, the Company paid a total of $2,506,321 to vendors and employees and for other expenses related to the Hydel transaction, leaving a net of $1,224,888. These funds have been used to reduce notes payable, accounts payable and accrued liabilities of the Company's continuing operations.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES



While the Company has incurred losses over the past years it demonstrated the ability to raise capital in order to support the strategic goals to continue to grow revenue and improve profitability. The Company may seek a private placement of its public equity. Management believes that, if required, it can attract investment capital of up to $2,000,000 based on the Company's business strategy. The amount of equity the Company would offer would depend in part on share/conversion price, discount or premium on current market share price and dilution prospects. While management believes that, if needed, the Company could obtain the above funding, there is no assurance that this would occur. Failure to do so could slow the growth of the Company.

As more fully described in Note F of the Condensed Financial Statements, the Company could be liable for substantial penalties for Retech, Inc.'s pension plan. Such penalties would have a material adverse affect on the Company's liquidity.

Capital Expenditures

For fiscal 2005, the Company anticipates capital expenditures in the Contract Manufacturing segment as additional capacity is required to meet customer requirements. The most recent purchases include a laser cutting machine, which was received in December, 2004, and additional press brakes and other machinery (totaling approximately $100,000) for the Contract Manufacturing area received in April, 2005. Other expenditures for capital equipment will be for the ordinary replacement of worn or obsolete machinery and equipment utilized by its subsidiaries.

The Company leases its primary facility from Interfederal. The lease agreement includes the option for the Company to purchase the facility, which it intends to do on or before the expiration date of the option. The terms of the option are the purchase price is $3,600,000 and the closing costs are to be paid by the seller exclusive of the purchaser's financing costs and the FMV appraisal. The expiration date of the option is January 31, 2006.

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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

PART II

ITEM 1.  LEGAL PROCEEDINGS

Electric & Gas Technology, Inc., Retech, Inc. and Hydel Enterprises, Inc. (Plaintiffs) vs. Nathan Mazurek, American Circuit Breaker Corp. and Provident Group, Inc. (Defendants). Plaintiffs allege the non-payment of a note to Retech, Inc. and unpaid accounts receivable to Hydel Enterprises, Inc. A settlement agreement was reached but the defendant did not perform. The matter is now in Delaware court where the enforceability of the settlement agreement will be decided. A mediation date for this matter, though not confirmed, is scheduled for the summer of 2005.

Electric & Gas Technology, Inc., Atmospheric Water Technology, Inc. vs Universal Communications Systems, Inc. (UCSY). The Company has reached a settlement in two lawsuits and counterclaims with UCSY. In the period ended April 30, 2005, the Company recognized the settlement of the litigation with UCSY for $25,000 in cash and 150,000 shares of restricted stock of the Company, valued at $0.16 per share. The settlement also includes transference of the 91.5% ownership of Atmospheric Water Technology, with no assets or liabilities, other than expired patents and other intangible assets.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On March 30, 2005, the annual shareholders' meeting was held. The Board of Directors was elected. The following people were elected to the Board: S. Mort Zimmerman, Director/Chairman of the Board; Daniel A. Zimmerman, Director/President/Chief Executive Officer; George M. Johnston, Director/Vice President/Chief Financial Officer; and Fred M. Updegraff, Director. An additional matter voted upon at the annual stockholders' meeting was the appointment of Turner Stone & Co. as independent accountants. The tabulated votes for each matter are as follows:

------------------------------------- ------------- ---------- -----------
                                           FOR       AGAINST     ABSTAIN
------------------------------------- ------------- ---------- -----------
ELECTION OF BOARD OF DIRECTORS
--------------------------------------------------------------------------
S. Mort Zimmerman                       5,103,343       2,138     70,287
------------------------------------- ------------- ---------- -----------
Daniel A. Zimmerman                     5,103,098       2,383     70,287
------------------------------------- ------------- ---------- -----------
George M. Johnston                      4,947,258     158,223     70,287
------------------------------------- ------------- ---------- -----------
Fred M. Updegraff                       5,103,185       2,296     70,287
------------------------------------- ------------- ---------- -----------
APPOINTMENT OF INDEPENDENT ACCOUNTS TURNED STONE & CO.
------------------------------------- ------------- ---------- -----------
Turner Stone & Co.                      5,103,866      71,902          0
------------------------------------- ------------- ---------- -----------

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

ELECTRIC & GAS TECHNOLOGY, INC.
/s/ Daniel A. Zimmerman
-----------------------
Daniel A. Zimmerman
President and
Chief Executive Officer
Dated: June 20, 2005