Form 10KSB
period 2005-07-31
ELECTRIC & GAS TECHNOLOGY INC
filed 2005-11-15
CIK 785819

U.S. SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended July 31, 2005, or
                                             -------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from               to
                                                  -------------   --------------

                   Commission File Number        014754
                                         ------------------------

                         ELECTRIC & GAS TECHNOLOGY, INC.
                 (Name of small business issuer in its charter)

             Texas                                              75-2059193
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended July 31, 2005 were $8,508,352. The aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $3,874,780 based on the closing bid price of the Registrant's Common Stock on November 3, 2005 of $0.78 per share.

As of November 7, 2005, there were 7,341,979 shares of common stock outstanding.

Document Incorporated by Reference: None.

Transitional Small Business Disclosure Format (Check one): Yes[_] No [X]

                                     PART I

Item 1.  Description of Business.

Business Development

Electric & Gas Technology, Inc.("the Company" or "ELGT") was organized as a corporation under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiaries. The Company continued in this manner until 2004, at which time the decision was made for the corporate entity to become more actively involved in the management of subsidiary operations with the ultimate objective being better utilization of technical resources and operating capabilities that support a new strategic direction for long term growth of shareholder value. Near the end of fiscal 2004, the Company relocated all its operations, including corporate staff, into a single 144,000 square foot facility which it already occupied. In addition to achieving improvements in communications and utilization of resources, this also allowed the Company to proceed with the sale of two facilities, of which, one sale has been completed and one is expected to be contracted for in the near future.

The Company has employed a strategy to merge operational functions wherever possible with the short term objective of operating a single manufacturing group serving both owned proprietary products and external customers through a common organization. As of July 31, 2005, the organizations have been consolidated and plans to migrate them to one manufacturing systems are underway.

Since its incorporation in 1985, the Company has engaged in a number of acquisitions, start-ups and divestitures as reported in previous filings. The Company currently owns and operates two subsidiaries as described below. These two businesses, along with the Company's headquarters, are located at 3233 W. Kingsley Road, Garland, Texas, 75041. Its telephone number is (972) 840-3223 and its facsimile number is (972) 271-8925.

Business of Issuer

The Company presently is the owner of 100% of Reynolds Equipment Company (Reynolds) and 98.1% of Logic Metals Technology, Inc. (LMT). Through its subsidiaries, the Company operates in two distinct business segments: (1) Utilities Products and (2) Contract Manufacturing.

Reynolds, operating in the Utilities Products sector, designs and markets products for natural gas measurement, metering and odorization, primarily for municipalities and publicly owned utility companies. Materials consist of proprietary circuit boards utilizing industry standard components, industry standard probes and hardware. The manufacturability of the boards are readily available through a large number of local low cost circuit board assembly operations. All other items are available through multiple vending sources. The products are primarily marketed directly by the Company and, to a lesser degree, through some manufacturers' representatives.

LMT, operating in the Contract Manufacturing sector, provides precision sheet metal fabrication and assembly for a diverse customer base, including telecom and networking cabinetry, electrical controls and other functional and aesthetic sheet metal applications. The Company uses some manufacturer's representatives, but has primarily grown the revenue from existing customers. Raw material generally consists of standard sheet metal and general purpose fittings and connectors available from general hardware and steel distributors. Currently, the Company has one customer from this segment that represents over 45% of its total revenue for the year ended July 31, 2005.

Research and Development is conducted in the Utilities Products segment. In this area, the Company spent approximately $66,000 in the last two years for the development of new products.

Current Operations:

Utilities Products Segment - Reynolds Equipment Company (Reynolds)

History

Reynolds Equipment Company ("Reynolds") was incorporated March 31, 1967 under laws of the State of Texas. In 1982, all of the stock of Reynolds was acquired by COMTEC, an affiliate of the Company, and was subsequently transferred to direct ownership by the Company. Reynolds maintains its principal offices at 3233 W. Kingsley Road, Garland, Texas 75041.

Products

Reynolds manufactures equipment used in the natural gas industry. Its principal products are known by the tradename "RECOR" and include electronic pressure, temperature and volumetric instrumentation and accessories peripheral to gas measurement. Reynolds manufactures a line of electronic digital data recorders, as well as a traditional line of mechanical instrumentation including pressure, temperature and volumetric recording and indicating devices. In addition, Reynolds provides engineering and equipment used to accomplish the odorization of natural gas (as required by Federal Laws). Reynolds has recently introduced a low-cost odorization system into the marketplace which is gaining acceptance as an alternative to the conventional, higher cost technologies. The Company also recently introduced a line of outdoor enclosures for protecting instrumentation and controls used in the natural gas industry. These enclosures are manufactured by LMT, the Company's contract manufacturing subsidiary.

Industry, Customers and Competition

Industry. Reynolds operates in the industry which supplies equipment for monitoring the transport and distribution of natural gas. This equipment is used to measure temperature, pressure, flow rate and other parameters of natural gas in pipelines. Reynolds estimates that the annual sales in this industry are approximately $100,000,000. Odorization is highly important for the safety of anyone who might come into contact with natural gas and is, of course, required by federal regulation. Reynolds is recognized by the industry for its products and expertise in this area.

Customers. Reynolds sells to natural gas utilities, pipeline and production companies both domestically and worldwide. Reynolds has a blue chip utility customer base.

Competition. Reynolds operates in a competitive industry that is not dominated by one or even a few large companies. Its principal competitors include Mercury Instruments, Inc., Galvanic Science Ltd. and YZ Industries.

Marketing

The products are primarily marketed directly by the Company through in-house sales, although some manufacturers' representatives are used.

Employees

Reynolds employs a staff of approximately 20 personnel, including temporary employees to level production. No labor union or other labor association represents any of the employees, and relations with its employees are considered excellent. Reynolds has never experienced nor anticipates a strike or other work stoppage.

Contract Manufacturing Segment - Logic Metals Technology, Inc. (LMT)

History

LMT was incorporated in 2002 under the laws of the State of Texas and purchased the assets and assumed certain liabilities of Garland Manufacturing, Inc. of Garland, Texas. The Company acquired an 80% interest in LMT from an affiliate on January 1, 2003. Through added investment in LMT, the Company now has a 98.1% interest. LMT operates as a contract supplier specializing in the cutting punching, forming and assembly of products manufactured primarily from sheets of steel, aluminum, copper and other metals and materials, requiring a high degree of fabrication and assembly accuracy.

Products

LMT assembles and/or fabricates a wide variety of metal products, but has become particularly well known for its expertise in building electronic enclosures and equipment panels to customers' specifications.

Industry, Customers and Competition

Industry. LMT has a concentration of business within the telecom and electronics industry. LMT competes primarily within the Dallas-Fort Worth, Texas metropolitan area markets, although recent business has been expanded to include customers in various parts of the United States.

Customers. LMT's major customers are international telecom/electronics companies with manufacturing and assembly operations in the Dallas-Fort Worth, Texas metropolitan area, and international electronic assembly companies, servicing the telecom/electronics companies.

Competition. LMT competes with other local sheet metal fabrication businesses for low volume, high quality production work. Major competitors include Precision Metal, Humanetics and Karlee Manufacturing.

Marketing

LMT has marketed primarily to companies in the Dallas-Fort Worth, Texas market. During this past year, marketing efforts have extended the LMT customer base well beyond this area. Management believes that this expansion will result in significant growth for LMT in the near term.

Employees

LMT currently employs approximately 58 persons, including 8 in administrative and sales positions. None of the employees are represented by a labor union or other labor organization. LMT enjoys good relations with its employees and has never experienced a strike or work stoppage.

Item 2.  Description of Properties.

The Company operates in a leased facility located on 7 acres of land in Garland, Texas. The plant is a one story concrete building containing approximately 144,000 square feet of air-conditioned floor space, which includes approximately 12,000 feet of office space. The building is owned by an affiliate.

During 2005, the Company sold its former executive offices at 13636 Neutron Road, Dallas, Texas, a 7,800 sq. ft. one story building.

The Company is holding for sale the former Reynolds occupied and owned building situated on 40,000 square feet of land in Garland, Texas. The plant is a one story, concrete building containing approximately 15,500 square feet of floor space, which includes approximately 2,000 feet of office space. The building has a remaining mortgage of $357,483 to a local bank. The Company has replacement value insurance on the building. As the building is being held for sale, it is not being depreciated. However, prior depreciation for Federal Income Tax and financial reporting was previously over a 40 year period on the straight line method. The real property tax for the year ending December 31, 2004 was $8,940.

During the fiscal year ended July 31, 2005, the Company transferred $125,000 of equity value, in the form of a secondary lien, in the real estate related to the 80,000 square foot one story concrete building located in Paris, Texas to fund the Retech Pension Plan. See Note 10 for additional information.

Item 3.  Legal Proceedings.

Electric & Gas Technology, Inc., Retech, Inc. and Hydel Enterprises, Inc. (Plaintiffs) vs. Nathan Mazurek, American Circuit Breaker Corp. and Provident Group, Inc. (Defendants). Plaintiffs allege the non-payment of a note to Retech, Inc. and unpaid accounts receivable to Hydel Enterprises, Inc. A settlement agreement was reached but the defendant did not perform. Subsequently, on November 10, 2005, the matter had been decided in a Delaware court, and the Company has settled for $170,000.

Electric & Gas Technology, Inc. and Atmospheric Water Technology, Inc. vs. Universal Communications Systems, Inc. (UCSY). During this fiscal year, the Company reached a settlement in two lawsuits and counterclaims with UCSY. The Company recognized the settlement of the litigation with UCSY for $25,000 in cash and 150,000 shares of restricted stock of the Company, valued at $0.15 per share. The settlement also included transference of the 91.5% ownership of Atmospheric Water Technology, with no assets or liabilities, other than expired patents and other intangible assets.

ELGT encourages all interested parties to use public access sources such as PACER (http://pacer.psc.uscourts.gov/) to confirm facts related to these and any legal proceeding.

Item 4.   Submission of Matters to a Vote of Security Holders.

     (a)  Annual meeting of stockholders, March 30, 2005.

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

     (b)  Stock Prices and Dividend Information

The following table sets forth the range of sales prices, by quarters, since August 1, 2003 as compiled by NASDAQ and representing prices between dealers which does not include retail markups or commissions, thus, such prices may not represent actual transactions.

Fiscal year ended July 31, 2005:                   High                     Low
                                                   ----                     ---
            First Quarter                          0.350                   0.200
            Second Quarter                         0.550                   0.160
            Third Quarter                          0.550                   0.200
            Fourth Quarter                         1.250                   0.330

Fiscal year ended July 31, 2004:                   High                     Low
                                                   ----                     ---
            First Quarter                          1.650                   1.050
            Second Quarter                         1.550                   0.700
            Third Quarter                          0.800                   0.420
            Fourth Quarter                         0.500                   0.210

The Company has paid no dividend on the Common Stock and payment of dividends in the foreseeable future is not anticipated.

As of July 31, 2005 there were 431 holders of record of the Common Stock of the Company, exclusive of beneficial ownership through brokerage firm nominee name.

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

Item 5.   Market for Common Equity and Related Stockholder Matters. (continued)

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

Definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

Such other information, and in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation. Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer the following:

The bid and offer quotations for the penny stock;

The compensation of the broker-dealer and its salesperson in the transaction;

The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

Monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks and a signed and dated copy of a written suitably statement.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Important Factors Regarding Forward-Looking Statements

When used in this discussion, the words "believes", anticipates", "intends to" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. These risks and uncertainties, many of which are not within the Company's control, include, but are not limited to, the uncertainty and timing of the successful development of the Company's new products; the risks associated with reliance on a few key customers; the Company's ability to attract and retain personnel with the necessary management and technical skills; the timing and completion of significant orders; the timing and level of market acceptance of customers' products for which the Company supplies components; performance of the Company's vendors; the ability of the Company to control costs associated with performance under fixed price contracts; and the continued availability to the Company of essential supplies, materials and services. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Accounts Receivable

The Company performs periodic credit evaluations of its customers' financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management's expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Normal accounts receivable are due 30 days after the issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. As of July 31, 2005, management has recorded an allowance for bad debts of $596. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

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

Expenses are recognized in the period in which incurred.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Impairment of Long-Lived Assets

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

Background

The Company, through its subsidiaries, operates within two industries. These are
(1) the Utilities Products segment, in which the Company designs, manufactures and markets products for natural gas measurement, metering and odorization and
(2) the Contract Manufacturing segment, in which the Company provides metal fabrication and assembly for a diverse customer base, including telecom and networking cabinetry, electrical controls, and other functional and aesthetic fabricated metal applications.

Results of Operations

The discussion below relates to the Company's operations during the fiscal years ended July 31, 2005 and 2004.

Summary. The Company reported revenue of $8,508,352 and $6,355,508 for fiscal years 2005 and 2004, respectively representing an increase of 33.9%. The increase in revenue is primarily the result of increased requirements of the largest customer in the second quarter and addition of a second major customer in the third and fourth fiscal quarters.

The Company reported net income/(loss) of $148,031 and $(2,990,641) for fiscal years 2005 and 2004, respectively. The gain in net income is primarily attributed to increased revenue and improvement in operating efficiencies gained from the consolidation of manufacturing facilities.

The Company reported income/(loss) from operations of $68,380 and $(1,769,238) for fiscal years 2005 and 2004 respectively, resulting in an increase of operating profit by $1,700,858. These improvements are due primarily to the increase in revenue, and improvement in operating efficiencies gained form the consolidation of manufacturing facilities.

Gross profit margins were 30.51%, and 26.93% for fiscal 2005 and 2004 respectively. Gross margins improved as the result of being able to increase sales while maintaining or reducing fixed and semi-fixed costs as the result of consolidation of facilities and functions.

Selling, general and administrative expenses as a percent of revenues were 29.71% and 55.17% for fiscal years 2005 and 2004 respectively. The improvement was primarily the result of an increase in sales while maintaining or reducing costs through consolidation of facilities and functions.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)


                                           For the years ended July 31,
                                           ----------------------------
                                           2005                    2004
                                           ----                    ----
                                    Increase   Percent    Increase     Percent
                                   (Decrease)  Change    (Decrease)    Change
                                  ----------   -------   ----------    -------

Operating revenues                $2,152,844     33.87%  $1,531,939      31.76%
Operating income (loss)            1,837,618    103.86%    (825,563)    (87.48%)
Earnings (loss) from
   continuing operations           2,389,776    106.60%    (721,185)    (47.43%)

Net Earnings (loss) Per Share           0.45    104.65%        0.24     126.32%

The following table represents the changes [increase/(decrease)] in operating revenues, operating income and earnings from continuing operations before income taxes by the respective industry segments when compared to the previous period:

                                           For the years ended July 31,
                                ----------------------------------------------
                                          2005                     2004
                                --------------------     ---------------------
                                  Increase                Increase
                                 (Decrease)  Percent     (Decrease)    Percent
                                ----------   -------     ----------    -------

Operating revenues:
  Utilities Products            $  306,592     16.85%    $ (794,030)    (30.38%)
  Contract Manufacturing         1,846,252     40.70%     2,325,969     105.23%
                                ----------               ----------

Total operating revenues        $2,152,844     33.87%    $1,531,939      31.76%
                                ==========               ==========

Operating income (loss):
  Utilities Products               372,811     92.26%      (547,541)    381.67%)
  Contract Manufacturing           144,190     40.30%       638,540     227.41%
                                ----------               ----------

Total operating income (loss)      517,001   1115.98%        90,999      66.26%

General corporate expenses       1,320,617                 (916,562)
Other (expense)                    552,158                  104,378
                                ----------               ----------

Earnings from continuing
operations                      $3,138,672               $ (721,185)
                                ==========               ==========

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Utilities Products - This segment's reported revenues increased/(decreased) by $306,592, and ($794,030) in fiscal 2005 and 2004, respectively, while operating income was ($31,269) and ($404,080) for fiscal 2005 and 2004, respectively. The increases were due primarily to increased sales activity and improvements in general market conditions for these products and improvements in operating efficiencies resulting from a consolidation of facilities and support functions across operating segments.

This segment acquired a product line that it is branded Co-Pilot (TM). Co-Pilot is used in combination with the segment's other instrumentation to allow a gas utility operator to remotely monitor pressure and control flow in a gas pipeline. It provided an additional market application for a product developed through internal research and development efforts. The segment also introduced a new gas odorization system branded Smart Drip (TM).

Contract Manufacturing - In this segment, revenues increased by $1,846,252 and $2,325,969 in fiscal years 2005 and 2004, respectively, while operating income was $501,943 and $357,753 for the same periods. These increases were due primarily to increased sales activity and improvements in general market conditions for these products and improvements in operating efficiencies resulting from a consolidation of facilities and support functions across operating segments.

This segment has begun an initiative to enhance its sales effectiveness and broaden its range of services offered. It is exploring opportunities to develop or acquire proprietary products. Current facilities and capital equipment base will support substantial increases in business.

During fiscal 2005, the Company accepted 11,915,712 shares of Logic Metals Technology, Inc. common stock in satisfaction of debt at a rate of $0.13 per share. This increased the position of the Company from 80% to 98.1% ownership of Logic Metals Technology, Inc.

As the result of the settlement of litigation, the Company agreed to transfer its 91.5% ownership of Atmospheric Water Technology, Inc. (AWT) and its associated intellectual property to the plaintiff, with no physical assets or liabilities. In accordance with APB Opinion No. 30, as amended by SFAS No. 144, the assets and liabilities of AWT have been disclosed separately in the balance sheets as assets and liabilities of discontinued operations. AWT was, in previous fiscal years, disclosed as a third business segment, Water Production.

Liquidity and Capital Resources

Liquidity. Cash flow provided by (used in) operating activities amounted to $598,225 and $(580,896) for fiscal years 2005 and 2004, respectively. Operating cash flow has been supplemented by cash made available from the proceeds on the sale of the various segments and operating divisions.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Current assets of the Company totaled $2,755,969 at July 31, 2005, a decrease of $3,186,340, or (53.62%) of the balance at July 31, 2004. This decrease is due to the collection of the receivable from discontinued operations in 2005, which was used to reduce liabilities. Current liabilities decreased from fiscal 2004 to fiscal 2005 by $3,414,445, resulting in an increase in working capital (current assets less current liabilities) to ($476,956) at July 31, 2005, from ($705,061), an increase of 32.35%. This increase is primarily attributable to the payment of current liabilities of discontinued operations and the reduction of the current portion of the pension plan liability.

During fiscal 2005, the Company entered into an asset based credit facility which provides for a working line of up to $1,750,000. Although this was sufficient to support most of the Company's growth plans for 2005, changes in scope of certain current business and the recent successful addition of new business leads management to believe that a further improvement in this working line could significantly accelerate future growth. Additionally, management has identified at least one potential acquisition candidate that meets all the criteria that it has established. In order to accelerate the current plan and consider completing any acquisitions, it will probably be necessary to complete new financing that will include both debt and equity. There can, of course, be no assurances that the Company will be successful in raising additional investment or working capital, if needed, and failure to do so would slow its growth.

During fiscal 2005, the IRS approved the transfer of equity of $125,000, in the Paris, TX building and 20 acres, to the Retech pension plan as a contribution. See Note 10 for additional information.

The Company received the cash payment for the sale of the assets of Hydel Enterprises, Inc. for $3,731,209 U.S. during fiscal 2005. From these proceeds, the Company paid a total of $2,506,321 to vendors and employees and for other expenses related to the Hydel transaction, leaving a net of $1,224,888. These funds have been used to reduce notes payable, accounts payable and accrued liabilities of the Company's continuing operations.

While the Company has incurred losses over the past years, it demonstrated the ability to raise capital in order to support the strategic goals to continue to grow revenue and improve profitability. The Company may seek a private placement of its public equity. Management believes that, if required, it can attract investment capital of up to $2,000,000 based on the Company's business strategy. The amount of equity the Company would offer would depend in part on share/conversion price, discount or premium on current market share price and dilution prospects. While management believes that, if needed, the Company could obtain the above funding, there is no assurance that this would occur. Failure to do so could slow the growth of the Company.

Capital Expenditures

The Company purchased equipment consisting of normal asset acquisitions and replacements totaling $584,176 and $137,288 during fiscal 2005 and 2004, respectively. An Amada laser cutting machine for its contract manufacturing segment was acquired for approximately $390,000 in fiscal 2005. In the same year, this segment also acquired 2 Amada brakes for approximately $100,000.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

The  Company  anticipates   additional  capital  expenditures  in  the  contract
manufacturing segment for the furtherance of capability for newly acquired business, including powder coating capability and additional punch capacity. Otherwise, expenditures should be in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries. The Company may, from time to time, purchase such machinery and equipment provided such assets serve as additional collateral for outstanding loans to the Company (and its subsidiaries).

The Company leases its primary facility from an affiliate, Interfederal, at a rate of $30,000 per month. The lease agreement includes the option for the Company to purchase the facility, which it intends to exercise on or before the expiration date of the option. The terms of the option are the purchase price is $3,600,000 and the closing costs are to be paid by the seller exclusive of the purchaser's financing costs and the FMV appraisal. The expiration date of the option is January 31, 2006.

Dividend Policy

The Company's Board of Directors has declared no cash dividends since the Company's inception. The Company does not contemplate paying cash dividends on its common stock in the foreseeable future since it intends to utilize its cash flow to invest in its businesses.

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

Item 7.  Financial Statements and Supplementary Data.

Information required by this item appears in the Consolidated Financial Statements and Report of Independent Certified Public Accountants of Electric & Gas Technology, Inc. and Subsidiaries for July 31, 2005 and 2004 as listed under
Item 14.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended July 31, 2005.

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

(a) During fiscal year ended July 31, 2005, the following persons served as directors of Registrant:

                                                                        Shares
                                                         Director    Beneficially       (%) of
Name and Age                       Position               Since         Owned        Outstanding
------------                       --------               -----         -----        -----------
S. Mort Zimmerman (78)     Chairman of the Board, and     1985         883,075        12.05%
                           Director                                     (1)(2)


Daniel A. Zimmerman (44)   President, CEO and Director    1989        2,058,414        28.09%
                                                                      (2)(3)(4)

George M. Johnston (60)    Vice President, Chief          2002          40,000          0.55%
                           Financial Officer and
                           Director

Fred M. Updegraff (71)     Director                       1987          79,683          1.09%

All Officers and Directors, as a Group                                3,061,172        41.78%

Notes:    (1) This  includes  133,726  shares  owned by the  spouse  of S.  Mort
          Zimmerman.
          (2) S. Mort Zimmerman and Daniel A. Zimmerman are father and son.
          (3) This includes 110,226 shares owned by the spouse and dependent children of Daniel A. Zimmerman.
          (4) This includes 1,718,378 shares owned by Interfederal Capital, Inc. which Daniel A. Zimmerman holds the right to vote. Mr. Zimmerman currently owns 19.82% of the stock of Interfederal Capital, Inc.

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

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act. (continued)

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the registrant during its most recent fiscal year, all Section 16(a) forms were timely filed, except as follows:

Daniel A. Zimmerman - Form 4 filed November 10, 2005 should have been filed April 27, 2004 when he assumed responsibility for a voting trust for Interfederal Capital, Inc. Mr. Zimmerman failed to recognize, at that time, the indirect beneficial ownership created by this event.

George M. Johnston - Form 3 filed on November 10, 2005 should have been filed on May 19, 2004. Form 3 was completed but filing under Edgar was not completed.

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

Committees

The Company does not have a compensation committee. Decisions concerning the compensation of our executive officers are made by the Board of Directors. The Board during fiscal 2005 participated in the Board's deliberations concerning executive officer compensation during the fiscal year ended July 31, 2005.

The company has made no Long Term Compensation payouts (LTIP or other)

The Board of Directors serves as the audit committee. There is no audit committee financial expert serving on the audit committee. However, the audit committee has the authority to hire a financial expert any time it has the need for expert financial advice.

Code of Ethics

In connection with the filing of this Form 10K-SB we have adopted a "Senior Financial Officers - Code of Ethics" that applies to all Electric & Gas Technology, Inc. employees and Board of Directors, including our principal executive officer and principal financial officer, or persons performing similar functions. A copy of our Code of Ethics is attached as an Exhibit to this Form 10-KSB. We intend to post the Code of Ethics and related amendments or waivers, if any, on our website at www.elgt.com. Information contained on our website is not a part of this report. Copies of our Code of Business Conduct and Ethics will be provided free of charge upon written request to Ms. Susan L 3233 W. Kingsley Road, Garland, Texas 75041.

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act. (continued)

Background

S. Mort Zimmerman: Mr. Zimmerman has been Chairman of the Board of the Company since its formation in March 1985. From that time until 2004 he also served as its Chief Executive Officer. Throughout his career, Mr. Zimmerman has been both a prolific inventor and entrepreneur. He holds a number of United States Patents dating back to 1958. He has been responsible for starting or acquiring numerous companies and has served as Chairman of several, including the Intercontinental Manufacturing Company, Video Science Technology, Inc. and four independent banking institutions. Mr. Zimmerman is also on the Board of Directors for DOL Resources, Inc. Mr. Zimmerman holds a Bachelor of Science in Electrical Engineering from Pacific International University, and has also attended Georgia Institute of Technology and Oglethorpe University.

Daniel A. Zimmerman: Mr. Zimmerman has served as ELGT's President since 2002 and Chief Executive Officer since 2004. Prior to that time, he served as President of Reynolds Equipment Company from 1992 and in various management capacities within Reynolds from 1982. He has served on the ELGT Board of Directors since 1989. Mr. Zimmerman has also served on the board of public and private companies, including an industrial holding company, an investment company and a financial institution. He has more that twenty years management experience in industrial products development, manufacturing and marketing as well as experience in mergers, acquisitions, divestitures and public offerings. Mr. Zimmerman is the acting president for DOL Resources, Inc. Mr. Zimmerman received a Liberal Arts Degree from Austin College in 1982.

George M. Johnston, CPA: Mr. Johnston has served as Vice President, Chief Financial Officer and Director of ELGT since November, 2002. He received his Bachelor of Business Administration-Accounting from Texas Tech University in 1973. Mr. Johnston has been in private practice since 1995. He has previously held various positions of controllership for companies, including subsidiaries of Texas Instruments, United Technologies and Smith Tool, and has been Chief Financial Officer for a subsidiary of United Technologies and National Presort, Inc. Mr. Johnston has been a Certified Public Accountant licensed in the state of Texas since 1981.

Fred M. Updegraff: Mr. Updegraff served as Vice President and Treasurer of the Company from 1985 until 2003. He has served as a member of the Board of Directors since 1987. Mr. Updegraff is also Vice President, Controller and Director of DOL Resources, a company involved in oil and gas production. Prior to joining ELGT, Mr. Updegraff served as Vice President of a manufacturing company engaged in the manufacture of brass valves for the plumbing industry. Mr. Updegraff holds Bachelor Degrees in Business Administration and Education.


Item 10.  Executive Compensation

Summary Compensation Table

                                                                                 Long Term Compensation
                                                                                 ----------------------
                                Annual Compensation                                Awards      Payouts
                                -------------------

Name or principal                                                                Number of    Long Term
-----------------                                       Other      Restricted     Shares      Incentive
                                                        Annual        Stock     Covered By      Plan         All Other
Position             Year     Salary        Bonus    Compensation    Awards    Option Grant    Payout      Compensation
--------             ----     ------        -----    ------------    ------    ------------    ------      ------------
S. Mort Zimmerman    2005     $  -          $ -      $    -          $  -      $   -           $  -        $     -

Daniel A.            2005    120,000          -           -             -          -              -        $     -
Zimmerman

S. Mort Zimmerman    2004     75,000(a)       -           -             -          -              -        $  5,100 (b)
Daniel A.            2004    108,000          -           -             -          -              -        $  9,112 (c)
Zimmerman

S. Mort Zimmerman    2003    193,760(a)       -           -             -          -              -        $  5,100 (b)
Daniel A Zimmerman   2003    120,000          -           -             -          -              -        $  9,112 (c)

S. Mort Zimmerman    2002    193,760(a)       -           -             -          -              -        $  5,100 (b)
Daniel A Zimmerman   2002    132,593          -           -             -          -              -        $  9,112 (c)

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

     (a) The following tables sets forth the number of shares of Common Stock of holders of the Company known to the Company to be the beneficial owner of more than five (5%) percent of its Common Stock at July 31, 2005.

Name and Address                     Amount and Nature of             Percent of
----------------                       Beneficial Owner                 Class
                                       ----------------                 -----

S. Mort Zimmerman                           883,075                     12.05%
3233 W. Kingsley Road                       (1)(2)
Garland, Texas 75041

Daniel A. Zimmerman                        2,058,414                    28.09%
3233 W. Kingsley Road                      (2)(3)(4)
Garland, Texas 75041

     (b) The following table sets forth the number of shares of Common Stock of Registrant owned by all directors and officers as a group as of July 31, 2005:

                                                                      Percent of
Name of Beneficial Owner                    Amount and Nature of        Class
                                            Beneficial  Ownership

S. Mort Zimmerman                                883,075                12.05%
Chairman of the Board                            (1)(2)

Daniel A. Zimmerman                             2,058,414                28.09%
President, CEO and Director                     (2)(3)(4)

George M. Johnston                               40,000                  0.55%
Vice President Finance and Director

Fred M. Updegraff                                79,683                  1.09%
Director

All Officers and Directors, as a Group          3,061,172               41.78%

Notes:    (1) This  includes  133,726  shares  owned by the  spouse  of S.  Mort
          Zimmerman.
          (2) S. Mort Zimmerman and Daniel A. Zimmerman are father and son.
          (3) This includes 110,226 shares owned by the spouse and dependent children of Daniel A. Zimmerman.
          (4) This includes 1,718,378 shares owned by Interfederal Capital, Inc. which Daniel A. Zimmerman holds the right to vote. Mr. Zimmerman currently owns 19.82% of the stock of Interfederal Capital, Inc.

Item 12.   Certain Relationships and Related Transactions

The following is a summary of advances to and from affiliated companies at July 31,:

                                                            2005         2004
                                                         ---------    ---------

Net Due To/From Affiliates-Interfederal Capital, Inc.    $ 664,533    $ 294,154
                                                         =========    =========

                                                         $ (38,876)   $ (22,500)
                                                         =========    =========
Net Payable to Officers

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Documents filed as part of this Report

1.   Financial Statements

     Consolidated  Financial  Statements of Electric & Gas Technology,  Inc. and
     Subsidiaries:

     (i)  Reports of Independent Certified Public Accountants.

     (ii) Consolidated Balance Sheets at July 31, 2005.

     (iii) Consolidated Statements of Operations for the two years ended July 31, 2005 and 2004.

     (iv) Consolidated Statements of Changes in Stockholders' Deficit for the two years ended July 31, 2005 and 2004.

     (v) Consolidated Statements of Cash Flows for the two years ended July 31, 2005 and 2004.

          (vi) Notes to Consolidated Financial Statements.

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

          4.1 Specimen copy of Common Stock Certificate (filed as Exhibit 1.1 to Registration Statement under the Securities Exchange Act on Form 8-A and incorporated herein by reference). Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

          4.1 Warrant Agreement and Text of Warrant (filed Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-18, Registration #33-2147FW, of Registrant incorporated herein by reference.

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

          10.34 "Asset Purchase Agreement" dated as of October 31, 1995 by and between Test Switch Technology, Inc., Electric & Gas Technology, Inc. and The Durham Co. (filed as exhibit 10.34 to Form 10-Q, filed December 6, 1995 and incorporated herein by reference).

          10.37 Assets Purchase Agreement among New Logic Design Metals, Inc. of Chatham Enterprises Inc., of Chatham Technologies, Inc., Logic Design Metals, Inc. and Precision Techniques, Inc. and Electric & Gas Technology, Inc. Dated July 15, 1997. (filed as exhibit 10.37 to Form 8-K, filed August 27, 1997 and incorporated herein by reference).

          14 Code of ethics for senior financial officers

     (b)  Reports on form 8-K

          None

Item 14.  Principal Accountant Fees and Services.

The following discloses accounting fees and services that were billed.

                                                               2005       2004
                                                             --------   --------
Turner, Stone & Company, L.L.P                               $ 61,601   $   --
LightfootGuestMoore - audit fees                                3,915     84,172
WhitleyPenn - audit fees                                         --        5,000
                                                             --------   --------
Total                                                        $ 65,516   $ 89,172
                                                             ========   ========


The audit committee has approved these fees.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ELECTRIC & GAS TECHNOLOGY, INC.


                           By: /s/ George M. Johnston
                              -----------------------
                       George M. Johnston, Vice President
                           and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacity and on the date set-forth following their name:


       Signature            Capacity                                  Date
       ---------            --------                                  ----

/s/ S. Mort Zimmerman       Chairman                           November 14, 2005
- ---------------------
S. Mort Zimmerman


/s/ Daniel A. Zimmerman     President,                         November 14, 2005
------------------------    Chief Executive Officer And Director
Daniel A. Zimmerman


/s/ George M. Johnston      Vice President, Secretary          November 14, 2005
-----------------------     Chief Financial Officer And Director
George M. Johnston


/s/ Fred M. Updegraff       Director                           November 14, 2005
----------------------
Fred M. Updegraff

                         ELECTRIC & GAS TECHNOLOGY, INC.
                                AND SUBSIDIARIES




                                                                           Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-2

CONSOLIDATED FINANCIAL STATEMENTS CONSOLIDATED BALANCE SHEET AT
JULY 31, 2005                                                              F-3-4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JULY 31, 2005
AND 2004                                                                     F-5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
YEARS ENDED JULY 31, 2005 AND 2004                                         F-6-7

CONSOLIDATED  STATEMENTS  OF CASH  FLOWS  FOR THE YEARS ENDED JULY 31,
2005 AND 2004                                                              F-8-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-10-31

             Report of Independent Registered Public Accounting Firm





To the Board of Directors and Stockholders of Electric & Gas Technology, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Electric & Gas Technology, Inc. and Subsidiaries as of July 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended July 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electric & Gas Technology, Inc. and Subsidiaries at July 31, 2005, and the consolidated results of their operations and cash flows for each of the two years in the period ended July 31, 2005 in conformity with United States generally accepted accounting principles.


Turner Stone & Company, L.L.P.

Certified Public Accountants
Dallas, Texas
November 10, 2005

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2005

ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                        $   200,455
   Accounts receivable trade, less allowance of $596                  1,038,591
   Inventories                                                        1,476,209
   Prepaid expenses                                                      40,714
                                                                    -----------

             Total current assets                                     2,755,969
                                                                    -----------

PROPERTY, PLANT AND EQUIPMENT, net

   Property, plant and equipment                                      2,870,982
   Less accumulated depreciation                                     (1,242,618)
                                                                    -----------

            Net property, plant and equipment                         1,628,364
                                                                    -----------

OTHER ASSETS

   Certificates of deposit, pledged                                     101,970
   Assets held for sale                                                 408,650
   Other assets                                                         126,718
   Due from affiliates - net                                            664,533
                                                                    -----------

            Total other                                               1,301,871
                                                                    -----------

TOTAL ASSETS                                                        $ 5,686,204
                                                                    ===========






                             See accompanying notes

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                  July 31, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Notes payable                                                    $   974,259
   Accounts payable                                                   1,186,075
   Accrued liabilities                                                  310,252
   Payable to officers                                                   38,876
   Current maturities of long-term obligations                          491,221
   Current portion of minimum pension liability                         160,634
   Liabilities of discontinued operations                                71,608
                                                                    -----------

             Total current liabilities                                3,232,925
                                                                    -----------

LONG-TERM OBLIGATIONS
   Long-term obligations, less current maturities                     1,124,167
   Minimum pension liability                                          1,069,012
                                                                    -----------

             Total long-term obligations                              2,193,179
                                                                    -----------

COMMITMENTS AND CONTINGENCIES                                              --

Minority Interest in Consolidated Subsidiary                              3,206
                                                                    -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $10 par value, 5,000,000 shares
     authorized                                                            --
   Common stock, $.01 par value, 30,000,000 shares
     authorized, issued 7,326,979 shares                                 73,270
   Additional paid-in capital                                         9,655,826
   Accumulated deficit                                               (8,242,556)
   Accumulated comprehensive losses                                  (1,229,646)
                                                                    -----------

             Stockholders' equity                                       256,894
                                                                    -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 5,686,204
                                                                    ===========



                             See accompanying notes


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Years ended July 31,
                                                                       2005           2004
                                                                    -----------    -----------
Sales                                                               $ 8,508,352    $ 6,355,508
Cost of goods sold                                                    5,912,244      4,643,661
                                                                    -----------    -----------
             Gross profit                                             2,596,108      1,711,847

Selling, general and administrative expenses                          2,527,728      3,506,605
                                                                    -----------    -----------

Income (loss) from operations                                            68,380     (1,794,758)
                                                                    -----------    -----------

Other income (expense)
   Interest                                                            (236,227)      (156,283)
   Gain on sale of building                                             288,010        143,193
   Loss on legal settlement                                             (47,950)      (459,936)
   Other income (expense), net                                           79,024         26,039
                                                                    -----------    -----------
Total other income (expense)                                             82,857       (446,987)
                                                                    -----------    -----------

Income (loss) from continuing operations before minority interest       151,237     (2,241,745)

Minority interest in subsidiary                                          (3,206)          --
                                                                    -----------    -----------

Income (loss) from continuing operations                                148,031     (2,241,745)

Discontinued operations:
    Loss from  discontinued  operations,  net of income tax
    expense of $65,129                                                     --          (80,101)

    Loss on sale of assets of discontinued operations,  net
    of income tax benefit of $52,029                                       --         (668,795)
                                                                    -----------    -----------

Loss from discontinued operations                                          --         (748,896)
                                                                    -----------    -----------

NET INCOME (LOSS)                                                   $   148,031    $(2,990,641)
                                                                    ===========    ===========

Income (loss) available per common share:
   Income (loss) from continuing operations                         $      0.02    $     (0.32)
                                                                    -----------    -----------
   Loss from discontinued operations                                       --            (0.11)
                                                                    -----------    -----------
       Net income (loss)                                            $      0.02    $     (0.43)
                                                                    -----------    -----------

Weighted average common shares outstanding                            7,140,507      6,968,359
                                                                    -----------    -----------


                             See accompanying notes


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       Years ended July 31, 2005, and 2004

                                          Common         Common       Paid-in      Accumulated
                                          shares         stock        capital        deficit
                                        -----------   -----------   -----------    -----------
Balance at July 31, 2003                  6,946,934   $    69,469   $ 9,572,201    $(5,399,946)
   Net loss for the year                       --            --            --       (2,990,641)
   Accumulated comprehensive losses            --            --            --             --
   Currency translation adjustments            --            --            --             --
   Comprehensive income (loss)                 --            --            --             --
   Purchase of treasury stock                  --            --            --             --
   Stock issued for acquisition                --            --            --
   Stock issued for services                115,100         1,151        39,100           --
                                                      -----------   -----------    -----------
Balance at July 31, 2004                  7,062,034   $    70,620   $ 9,611,301    $(8,390,587)
                                        ===========   ===========   ===========    ===========
   Net income for the year                     --            --            --          148,031
   Accumulated comprehensive losses            --            --            --             --
   Currency translation adjustments            --            --            --             --
   Reconciliation with transfer agent        19,945           200          (200)          --
   Stock issued for interest on note         70,000           700        17,150           --
   Stock issued for settlement              150,000         1,500        21,450           --
   Stock issued for services                 25,000           250         6,125           --
                                                      -----------   -----------    -----------
Balance at July 31, 2005                  7,326,979   $    73,270   $ 9,655,826    $(8,242,556)
                                        ===========   ===========   ===========    ===========














                             See accompanying notes


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
                       Years ended July 31, 2005 and 2004


                                                     Accumulated comprehensive losses
                                             -----------------------------------------------
                                                                                   Total
                                                Pension                         accumulated
                                               liability       Translation     comprehensive       Treasury
                                               adjustment      adjustment         losses            stock             Total
                                             -------------    -------------    -------------    -------------    -------------
Balance July 31, 2003                        $  (1,168,016)   $    (419,805)   $  (1,587,821)   $    (145,019)   $   2,508,884
   Net loss for the year                              --               --               --               --         (2,990,641)
   Accumulated comprehensive losses               (242,673)            --           (242,673)            --           (242,673)
   Reclassification adjustment for
   discontinued operations                            --            419,805          419,805             --            419,805
   Comprehensive income (loss)                        --               --               --               --         (2,813,509)
   Treasury  stock  contributed to pension
   plan                                               --               --               --             68,383           68,383
   Stock issued for services                          --               --               --               --             40,251
                                             -------------    -------------    -------------    -------------    -------------
Balance at July 31, 2004                     $  (1,410,689)   $        --      $  (1,410,689)   $     (76,636)   $    (195,991)
   Net income for the year                            --               --               --               --            148,031
   Accumulated comprehensive losses                181,043             --            181,043             --            181,043
   Comprehensive income (loss)                        --               --               --               --            329,074
   Treasury stock contributed to
   pension plan                                       --               --               --             76,636           76,636
   Stock issued for interest on note                  --               --               --               --             17,850
   Stock issued for settlement                        --               --               --               --             22,950
   Stock issued for services                          --               --               --               --              6,375
                                             -------------    -------------    -------------    -------------    -------------
Balance at July 31, 2005                     $  (1,229,646)   $        --      $  (1,229,646)   $        --      $     256,894
                                             =============    =============    =============    =============    =============


















                             See accompanying notes


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Years ended July 31,
                                                               2005           2004
                                                           -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                       $   148,031    $(2,990,641)
   Loss on discontinued operations                                --          748,896
                                                           -----------    -----------
   Income/(loss) from continuing operations                    148,031     (2,241,745)

   Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
        Depreciation of property, plant and equipment          298,935        290,004
        Stock issued for services                                6,375         40,251
        Stock issued for legal settlement                       22,950           --
        Stock issued for interest expense for loans             17,850           --
        Gains on sale of building                             (288,010)      (143,193)
        Loss on legal settlement                                  --          459,936
        Loss on disposal of assets                                --           25,708
        Write-down on investment in Orasee                        --          447,019
        Changes in operating assets and liabilities:
           Accounts receivable                                  30,572       (106,466)
           Inventories                                        (409,503)       (83,057)
           Prepaid expenses                                     (2,622)         3,563
           Other assets                                       (263,894)       (29,490)
           Accounts payable                                   (102,117)       555,293
           Accrued liabilities                                (350,645)       457,237
           Pension plan                                        201,636           --
           Minority interest in subsidiary                       3,206
           Changes in assets and liabilities of
           discontinued operations                           1,285,461       (255,956)
                                                           -----------    -----------



Net cash provided by (used in) operating activities            598,225       (580,896)
                                                           -----------    -----------

Cash flows from investing activities:
   Purchase of property, plant and equipment                  (584,176)      (137,288)
   Proceeds from sale of Neutron building                      509,143           --
   Pension plan                                                   --          130,227
   Investments in affiliates                                  (160,921)       154,529
   Investments                                                    --          400,589
   Idle facility                                                (1,918)          --
   Certificates of deposit                                     399,046        100,734
                                                           -----------    -----------

Net cash provided by investing activities                      161,174        648,791
                                                           -----------    -----------




                             See accompanying notes

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                                           Years ended July 31,
                                                            2005         2004
                                                         ---------    ---------
Cash flows from financing activities:
   Payable to officer                                       16,376         --
   Payments on long-term obligations                      (100,020)    (291,306)
   Increase in notes payable                              (512,439)     219,620
                                                         ---------    ---------

Net cash used in financing activities                     (596,083)     (71,686)
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                    163,316       (3,791)

Cash and cash equivalents-beginning of year                 37,139       40,930
                                                         ---------    ---------

Cash and cash equivalents - end of year                  $ 200,455    $  37,139
                                                         =========    =========

Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest                                              $ 245,416    $ 175,128
                                                         =========    =========


Non-cash transactions:

During the fiscal year ended July 31, 2005, the Company recognized the settlement of litigation in regards to Atmospheric Water Technology, Inc. by conveyance of $25,000 in cash and 150,000 shares of the Company's restricted stock valued at $0.15 per share. The settlement also included transference of the 91.5% ownership of Atmospheric Water Technology with no assets or liabilities, other than expired patents and other intangible assets.

During the fiscal year ended July 31, 2005, the IRS approved the transfer of the equity interest in the Paris, TX building, included in idle facility with a book value of $447,110, along with the related debt of $296,176 to the Retech pension plan as a contribution of $125,000. See Note 10 for additional information.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business

Organization and operations

Electric & Gas Technology, Inc.("the Company" or "ELGT") was organized as a corporation under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiaries. The Company continued in this manner until 2004, at which time the decision was made for the corporate entity to become more actively involved in the management of subsidiary operations with the ultimate objective being better utilization of technical resources and operating capabilities that support a new strategic direction for long term growth of shareholder value. Near the end of fiscal 2004, the Company relocated all its operations, including corporate staff, into a single 144,000 square foot facility which it already occupied. In addition to achieving improvements in communications and utilization of resources, this also allowed the Company to proceed with the sale of two facilities, of which, one sale has been completed and one is expected to be contracted for in the near future.

The Company has employed a strategy to merge operational functions wherever possible with the short term objective of operating a single manufacturing group serving both owned proprietary products and external customers through a common organization. As of July 31, 2005, the organizations have been consolidated and plans to migrate them to one manufacturing systems are underway.

Since its incorporation in 1985, the Company has engaged in a number of acquisitions, start-ups and divestitures as reported in previous filings. The Company currently owns and operates two subsidiaries as described below. These two businesses, along with the Company's headquarters, are located at 3233 W. Kingsley Road, Garland, Texas, 75041. Its telephone number is (972)840-3223 and its facsimile number is (972)271-8925.

The Company presently is the owner of 100% of Reynolds Equipment Company (Reynolds) and 98.1% of Logic Metals Technology, Inc. (LMT). Through its subsidiaries, the Company operates in two distinct business segments: (1) Utilities Products and (2) Contract Manufacturing.

Reynolds, operating in the Utilities Products sector, designs and markets products for natural gas measurement, metering and odorization primarily for municipalities and publicly owned utility companies. Materials consist of proprietary circuit boards utilizing industry standard components, industry standard probes and hardware. The manufacturability of the boards are readily available through a large number of local low cost circuit board assembly operations. All other items are available through multiple vending sources. The products are primarily marketed directly by the Company and, to a lesser degree, through some manufacturers' representatives.

LMT, operating in the Contract Manufacturing sector, provides precision sheet metal fabrication and assembly for a diverse customer base, including telecom and networking cabinetry, electrical controls and other functional and aesthetic

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business. (continued)

sheet metal applications. The Company uses some manufacturer's representatives, but has primarily grown the revenue from existing customers. Raw material generally consists of standard sheet metal and general purpose fittings and connectors available from general hardware and steel distributors. Currently, the Company has one customer from this segment that represents over 45% of its total revenue for the year ended July 31, 2005.

During fiscal 2005, the Company entered into an asset based credit facility which provides for a working line of up to $1,750,000. Although this was sufficient to support most of the Company's growth plans for 2005, changes in scope of certain current business and the recent successful addition of new business leads management to believe that a further improvement in this working line could significantly accelerate future growth. Additionally, management had identified at least one potential acquisition candidate that meets all the criteria that it has established. In order to accelerate the current plan and consider completing any acquisitions, it will probably be necessary to complete new financing that will include both debt and equity. There can, of course, be no assurances that the Company will be successful in raising additional investment or working capital, if needed, and failure to do so would slow its growth.

2.  Accounting Policies.

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

Reclassifications

Certain reclassifications have been made to the 2004 consolidated financial statements to conform to the 2005 presentation.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Accounting policies. (continued)

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

The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Normal accounts receivable are due 30 days after the issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. As of July 31, 2005, management has recorded an allowance for bad debts of $596. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

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

2.  Accounting policies. (continued)

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed based on the following useful lives:
                                                                         Years
                                                                       ---------
       Machinery and equipment                                           3 -15
       Buildings and improvements                                        4 -33
       Furniture, fixtures and equipment                                 3 -10

Research and Development Costs

In accordance with Statements of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, all costs incurred to establish the technological feasibility are research and development costs. In accordance with this provision, the Company has expensed approximately $217,000 of research and development related expenses from inception through February 2003. The costs that were expensed related to the creation of a working model from the white paper created by the engineer, mainly related to the labor of the technicians and programmers, with a small portion being related to various computer components. The Company reached technological feasibility in February 2003 and a working model was the product's first independent usage. There was no additional software development for this product during fiscal year ended July 31, 2005.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Accounting policies. (continued)

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if accounts or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the years ended July 31, 2005 and 2004, dilutive earnings (loss) per common share is not presented since there exist no dilutive common stock equivalents.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We are evaluating these new rules, but expect no material impact upon adoption relating to outstanding options since all of the awards under the existing incentive stock option plan will be fully vested prior to the effective date of the revised rules.

FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which is effective for the Company as of January 1, 2003. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.  Accounting policies. (continued)

addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. During the year ended July 31, 2004, the Company sold its foreign subsidiary. The foreign currency translation adjustment was recognized as part of the loss on sale of discontinued operations.

Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive loss consists of an accumulated net loss comprised of foreign currency translation adjustments and pension liability adjustment and is presented in the accompanying consolidated

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Accounting policies. (continued)

statement of changes in stockholders' equity. Such amounts are presented without tax effects due to unrecognized deferred tax assets. See note 11. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations.

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

Shipping and Handling Costs

In accordance with the Emerging Issue Task Force ("EITF") issue 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company includes shipping and handling fees billed to customers as a credit (offset) to shipping costs in operating expenses and shipping and handling costs associated with outbound freight in operating expenses in the accompanying consolidated statements of operations. The shipping and handling costs associated with outbound freight in operating expenses were approximately $29,000 and $32,000 for the fiscal years ended July 31, 2005 and 2004 respectively.

Affiliates

The Company is affiliated with various entities (together, the "Affiliates"). The Affiliates are primarily owned by the Company's Chairman, S. Mort Zimmerman, and his family. See Note 12 for discussion of related-party transactions with the Affiliates.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    Inventories.

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

Inventories consisted of the following at July 31, 2005:

             Raw materials                                          $   527,134
             Work-in-process                                            302,122
             Finished goods                                             646,953
                                                                    -----------
                                                                    $ 1,476,209
                                                                    ===========

4. Property, Plant and Equipment.

             Buildings and improvements                             $   117,040
             Machinery and equipment                                  2,184,125
             Furniture, fixtures & equipment                            569,817
                                                                    -----------
                                                                      2,870,982
             Less accumulated depreciation                           (1,242,618)
                                                                    -----------
             Net plant, property and equipment                      $ 1,628,364
                                                                    ===========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Notes Payable.

Notes payable consisted of the following at July 31, 2005.

        Note payable bank - Utilities Products (a)                    $  260,909
        Note payable bank - Contract Manufacturing (b)                   713,350
                                                                      ----------
                                                                      $  974,259
                                                                      ==========

The Company has refinanced a revolving credit agreement collateralized by 80% of accounts receivable and 30% of inventory with a major regional bank. The new line has a lending cap of $1,750,000 as compared to the previous cap of $850,000. The line supports both the Utilities Products and Contract Manufacturing segments.

(a) Note payable to a bank for the Utilities Products segment consists of a line of credit with a maximum loan amount of $500,000, payable on demand; bearing interest at the bank's prime rate plus 2.00%; secured by trade receivables and inventories, and guaranteed by Daniel A. Zimmerman, an officer of the Company.

(b) Note payable to a bank for the Contract Manufacturing segment consists of a line of credit with a maximum loan amount of $1,250,000, payable on demand; bearing interest at the bank's prime rate plus 2.00%; secured by trade receivables and inventories, guaranteed by Daniel A. Zimmerman, an officer of the Company.

     Information relating to short-term borrowing is as follows:

        Balance at end of year                                        $  974,259
        Maximum borrowing                                             $1,010,271
        Average balance                                                 $896,441
        Average effective interest rate                                     6.6%


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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. Long-term Obligations.

Long-term obligations consist of the following at July 31, 2005:

Note payable to a pension plan,  bearing  interest at
9.00%,  due in monthly  installments of principal and
interest $3,910 until September 23, 2014.  Guaranteed
by the Small Business Administration.             (a)                 $ 289,736

Mortgage payable to a bank bearing interest at 6.27%,
principal   and   interest   are   due   in   monthly
installments  of $3,186 until February 2018,  secured
by the  building.  Guaranteed  by Dan  Zimmerman,  an
officer of the Company.                           (b)                   357,483

Note  payable to a bank,  bearing  interest at 5.44%,
due in monthly  installments of $4,854 until March 5,
2006, secured by certain equipment.  Guaranteed by an
officer of ELGT and an officer of LMT.            (c)                   231,247

Note payable to bank bearing interest at an effective
rate  of  5.5%,  principal  and  interest  are due in
monthly  installments  of  $10,357  until  July 2007,
secured by certain equipment.  Face amount of loan is
$227,170.                                         (c)                   237,065

Note payable  (unsecured) to an  individual,  imputed
interest at an effective rate of 5.5%,  principal and
interest  are due in monthly  installments  of $1,000
until January 2010.                               (c)                    47,744

Note payable to a bank, bearing interest at 7.7%, due
in monthly installments of $7,704 until September 10,
2009, secured by certain equipment.  Guaranteed by an
officer of ELGT.                                  (c)                   329,337

Note  payable to a bank,  bearing  interest at 8.56%,
due in monthly  installments of $2,050 until February
20, 2010, secured by certain equipment. Guaranteed by
an officer of ELGT.                               (c)                    93,244

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  6. Long-term Obligations. (continued)

Various other installment notes  andcapitalized lease
obligations.                                   (b)(c)                    29,532
                                                                    -----------
Total amount of obligations                                           1,615,388

Less current maturities                                                (491,221)
                                                                    ------------
                                                                    $ 1,124,167
                                                                    ===========

     The prime rate was 6.25% at July 31, 2005.

The aggregate annual principal payments are as follows:

        Year Ending July 31,

        2006                                                          $  491,221
        2007                                                             273,485
        2008                                                             162,136
        2009                                                             174,107
        2010                                                              90,753
        Thereafter                                                       423,686
                                                                      ----------
        Total                                                         $1,615,388
                                                                      ==========

(a) ELGT
(b) Reynolds
(c) LMT

7. Accrued Liabilities.

Accrued liabilities consisted of the following at July 31, 2005.

Accrued payroll and related taxes                                    $    82,719
Property tax                                                              60,713
Vacation pay                                                              59,769
Sales tax                                                                  2,898
Interest                                                                     380
Miscellaneous                                                            103,773
                                                                     -----------
Total accrued liabilities                                            $   310,252
                                                                     ===========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Commitments and Contingencies.

During the year ended July 31, 2004, the Company entered into an agreement to lease a building owned by an affiliate at a rate of $30,000 per month on a month to month basis. The rent due was calculated retroactively from January 1, 2003 through July 31, 2004. Rent expense for the years ended July 31, 2005 and 2004 was $318,000 and $481,600, respectively. Annual rent expense of $360,000 for fiscal 2005 was offset by a $37,600 overpayment of rent in fiscal 2004. The balance of the difference in rent was provided in the form of financial and management services. See Note 12.

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

The Company sells a broad range of products to the electric and gas utility industries, and performs contract manufacturing for electronics and communications companies in the form of sheet metal forming and assembly. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. As of July 31, 2005, 49% and 14% of the accounts receivable balance is due from two customers. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses have not exceeded management's expectations.

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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Significant Customers.

During the years ended July 31, 2005 and 2004, the Company had three significant customers. The following table sets forth the sales generated by customers who accounted for more than 10% of the Company's total sales:

                         2005          2004
                         ----          ----
Customer A                49%           41%
Customer B                 *            14%
Customer C                14%            *

*  Less than 10%

10. Benefit Plans.

Retech sponsored a defined benefit pension plan that covered all of its hourly employees. The plan called for benefits to be paid to eligible employees at retirement based upon years of service and compensation rates near retirement. Retech's policy is to fund pension expenses accrued.

Pension expense for the years ended July 31,:

                                                             2005         2004
                                                          ---------    ---------

Interest cost                                             $  74,268    $  75,509
Actual return on assets held for the plan                  (141,108)      74,534
Net amortization of prior service cost,
  transition liability and net gain                            --          9,328
                                                          ---------    ---------
Pension expense                                           $ (66,844)   $ 159,371
                                                          =========    =========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Benefit Plans. (continued)

The following sets forth the funded status of the plan and the amounts shown in the accompanying consolidated balance sheet at July 31, 2005:

Pension benefit obligations:
Vested                                                              $ 1,279,323
Non-vested                                                                 --
                                                                    -----------
Projected benefit obligation                                          1,279,323
Fair value of assets held in plan                                       728,937
                                                                    -----------
Unfunded excess of projected benefit obligation
   over plan assets                                                 $   550,386
                                                                    ===========

Unrecognized net transition obligation                              $      --
Unrecognized prior service costs                                           --
Unrecognized net loss                                                 1,229,646
Pension (asset) liability recognized                                   (679,260)
                                                                    -----------

Accrued pension liability                                           $   550,386
                                                                    ===========


The following is a summary of the changes in the fair value of Plan assets for the year ended July 31, 2005:

Fair value of Plan assets at beginning of year                      $   266,095
Actual return on Plan assets                                            141,108
Company contributions                                                   387,227
Benefits paid                                                           (65,493)
                                                                    -----------
Fair value of Plan assets at end of year                            $   728,937
                                                                    ===========

The following is a summary of the components of net benefit cost for each year:

                                                         2005           2004
                                                     -----------    -----------

Interest cost                                        $    74,268    $    75,509
Expected return on Plan assets                           (27,925)       (29,467)
Amortization of prior service cost                          --            9,326
Amortization losses/gains                                 60,789         50,807
                                                     -----------    -----------

Net periodic benefit cost                            $   107,132    $   106,175
                                                     ===========    ===========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Benefit Plans. (continued)

The Company has recognized a minimum pension liability for the under-funded plan. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or reduction of stockholders' equity. The Company recorded liabilities of $1,229,646 and a stockholders' equity reduction of $1,229,646 as of July 31, 2005. The Company must make its minimum required contribution of $160,634 to the plan no later than April 30, 2006.

Retech will terminate this plan upon funding its pension liability. The plan assets consist of common stock equities and government securities administered by the trust department of Comerica Bank, Dallas, Texas.

The assumed long-term rate of investment return and the interest rate for obligations used in determining the actuarial present value of accumulated plan benefits was 8.0% and 6.0% at July 31, 2005 and 8.0% and 6.0% at July 31, 2004, respectively.

The Company has discontinued contributions to the defined contribution 401(k) plan.

The estimated benefits expected to be paid in each of the next five fiscal years are as follows:

2006                                $ 64,000
2007                                  72,000
2008                                  78,000
2009                                  85,000
2010                                  88,000


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

10. Benefit Plans. (continued)

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

The Plan began experiencing deficiencies when its asset values were diminished by poor stock market conditions and a steady decline in interest rates. Poor financial performance of the Company over consecutive years also contributed to the condition of the Plan. Since 2001, the Company has struggled to keep the Plan in line with minimum funding requirements. As the result of Retech's non-liquid status, it has been unable to currently fund the annual pension liability. The Company has recognized a minimum pension liability for the under-funded plan. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or reduction of stockholders' equity. The Plan's pension liability as of July 31, 2005, the date of the last actuarial valuation, was $1,229,646, resulting in a stockholders' equity reduction of $1,229,646. The Company has accrued $107,132 through the year ended July 31, 2005.

Current management recognized the condition of the Plan and worked with the IRS to enter into a Closing Agreement executed April 15, 2005 that brought the plan into acceptable funding status. An important element to the Agreement was an in-kind contribution of a stock and bond portfolio owned by an affiliate and other tangible assets to include the net equity interest in real estate owned by the Company in Paris, Texas for a value of $125,000. The transfer of real estate equity interest into the Plan had no material affect on the financial position of ELGT.

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

11. Income Taxes.

Following is a reconciliation between reported income taxes and the amount computed by applying the statutory federal income tax rates to earnings (loss) before income taxes for the periods ended July 31,:

                                                            2005         2004
                                                         ---------    ---------
Expected provision (benefit) for federal income taxes    $  55,149    $(754,000)
Prior years taxes (Refund)                                 (55,149)        --
Unavailable loss carrybacks                                   --        754,000
                                                         ---------    ---------
Income taxes (benefit)                                   $    --      $    --
                                                         =========    =========

The Company files a consolidated tax return with its U.S. subsidiaries. The Company has a net operating loss carry-forward of approximately $6,515,000, which will expire from 2015 to 2018.

The components of the net deferred tax (assets) liability included in the consolidated balance sheet are as follows at July 31, 2005:


Net operating loss carryforward                                     $ 2,415,000
Depreciation                                                            193,000
Provision for losses                                                 (1,150,000)
Valuation allowance                                                   1,458,000
                                                                    -----------
                                                                    $      --
                                                                    ===========

The Company has provided a valuation allowance against its deferred tax asset of $1,458,000 and $3,562,000 for the years ended July 31, 2005 and 2004, respectively, as it has determined that it is more likely than not the temporary differences will not be utilized for tax purposes.

12. Related Party Transactions.

The following is a summary of advances to and from affiliated companies at July 31, 2005:

                                                                       2005
                                                                    -----------

Net Due To/From Affiliates-Interfederal Capital, Inc.               $   664,533
                                                                    ===========

Net Payable to Officers                                             $   (38,876)
                                                                    ===========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Related Party Transactions. (continued)

Interfederal Capital, Inc. (Interfederal), a Texas corporation, is managed under a voting trust by Daniel A. Zimmerman and ownership is held by Mr. Zimmerman and four other family members. The Company leased its primary facility from Interfederal at a rate of $30,000 per month. The lease agreement includes the option for the Company to purchase the facility, which it intends to exercise on or before the expiration date of the option. The terms of the option are the purchase price is $3,600,000 and the closing costs are to be paid by the seller exclusive of the purchaser's financing costs and the FMV appraisal. The expiration date of the option is January 31, 2006.

Interfederal,   S.  Mort  Zimmerman  individually  and/or  Daniel  A.  Zimmerman individually have guaranteed the Company's lines of credit, real estate and equipment loans that were obtained during the year ended July 31, 2005.

S. Mort Zimmerman, IFC Industries, M&M Trans Exchange, Comtec, Inc. and Glauber Management have agreed to consolidate their balances into the account of Interfederal Capital, Inc. for the purpose of legal offset. The consolidated balance of $664,533 due to the Company from Interfederal Capital, Inc. is recoverable when, and if, it exercises its option to purchase the real estate it currently leases from Interfederal. The offset occurred during fiscal 2005. The balance of $664,533 due from Interfederal is a payment by the Company toward the purchase of the facility it leases from Interfederal. Should the Company not be able to finance said purchase on or before the option expiration date, the amount of the offset due the Company will be recovered against lease payments due.

The Company has a payable of $38,876 that is due to Daniel A. Zimmerman as of July 31, 2005, compared to a $22,500 payable due as of July 31, 2004. These amounts were used to fund legal and other professional fees and trade or other payables of the Company.

The Company has pledged a certificate of deposit in the amount of $100,000 for a loan in the name of DOL Resources, Inc., a publicly held corporation in which Electric & Gas Technology, Inc. owns a 19.9% equity interest. The note is currently being serviced, and the company believes DOL has sufficient revenue to continue servicing the debt. The carrying value on the balance sheet for DOL is $1 at July 31, 2005.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Segment Information.

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

                                                         2005           2004
                                                     -----------    -----------
Sales to unaffiliated customers:
  Utilities Products                                 $ 2,125,797    $ 1,819,205
  Contract Manufacturing                               6,382,555      4,536,303
                                                     -----------    -----------
                                                     $ 8,508,352    $ 6,355,508
                                                     ===========    ===========
Operating income (loss):
  Utilities Products                                 $   (31,269)   $  (404,080)
  Contract Manufacturing                                 501,943        357,753
                                                     -----------    -----------
                                                         470,674        (46,327)
General corporate expenses                              (402,294)    (1,722,911)
Other income (expense), net                               79,651       (472,507)
                                                     -----------    -----------
Income (loss) from continuing operations                 148,031     (2,241,745)
Discontinued operations                                     --         (748,896)
                                                     -----------    -----------
                                                     $   148,031    $(2,990,641)
                                                     ===========    ===========
Identifiable assets:
  Utilities Products                                 $ 1,526,565
  Contract Manufacturing                               3,143,452
                                                     -----------
Total Segment assets                                   4,670,017
General corporate assets                               1,016,187
                                                     -----------
Total assets of continuing operations                  5,686,204
Assets of discontinued operations                           --
                                                     -----------
                                                     $ 5,686,204
                                                     ===========
Capital expenditures:
  Utilities Products                                 $     8,666    $    69,678
  Contract Manufacturing                                 563,068         62,625
  General corporate                                       12,442          4,985
                                                     -----------    -----------
                                                     $   584,176    $   137,288
                                                     ===========    ===========
Depreciation and amortization:
  Utilities Products                                 $    48,987    $    79,546
  Contract Manufacturing                                 248,598        194,207
  General corporate                                        1,350         16,251
                                                     -----------    -----------
                                                     $   298,935    $   290,004
                                                     ===========    ===========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Segment Information. (continued)

Utilities Products - This segment's reported revenues were $2,125,797 and $1,819,205 in fiscal 2005 and 2004, respectively, while operating income was ($31,269) and ($404,080) for fiscal 2005 and 2004, respectively. These increases were due primarily to increased sales activity and improvements in general market conditions for these products and improvements in operating efficiencies resulting from a consolidation of facilities and support functions across operating segments.

This segment acquired a product line that it has branded Co-Pilot (TM). This product is used in combination with the segment's other instrumentation to allow a gas utility operator to remotely monitor and control pressure and flow in a gas pipeline. It also commercialized one of its product research and development efforts, introducing a new gas odorization system branded Smart Drip (TM).

Contract Manufacturing - In this segment, reported revenues were $6,382,555 and $4,536,303 in fiscal years ended July 31, 2005 and 2004, respectively, while operating income was $501,943 and $357,753 for the same periods. These increases were due primarily to increased sales activity and improvements in general market conditions for these products and improvements in operating efficiencies resulting from a consolidation of facilities and support functions across operating segments.

Capital expenditures in this segment increased from $62,625 in fiscal 2004 to $563,068 in fiscal 2005, for an increase of $500,443. An Amada laser cutting machine was purchased for approximately $390,000 in fiscal 2005. In the same year, this segment also acquired 2 Amada brakes for approximately $100,000.

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

14. Discontinued operations.

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

14. Discontinued operations. (continued)

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

The following is a summary of the loss from discontinued operations for the years ended July 31, 2005 and 2004:

                                                             2005        2004
                                                          ---------   ---------
Income  from  discontinued  operations  of Hydel,
net of  income  tax expense of $65,129                    $    --     $ 194,429
Loss from  discontinued  operations  of AWT,
 net of income tax expense of $0                               --      (274,530)
                                                          ---------   ---------
Total loss from discontinued operations                   $    --     $ (80,101)
                                                          =========   =========

15. Assets held for sale.

During the fourth quarter of fiscal 2004, the Company actively began marketing for sale, the former corporate facility, located in Dallas, Texas and the former Reynolds' facility, located in Garland, Texas, in an effort to consolidate operations and reduce costs. In addition, the Company also included in assets held for sale an idle facility located in Paris, Texas. The former corporate facility in Dallas, Texas was sold for $550,000. The Garland, Texas facility is listed for sale or lease and discussions are underway with several interested buyers. The Paris, Texas facility is still held for sale.

The total carrying value of the assets held for sale as of July 31, 2005 is the net book value of $408,650 and is included in long-term assets. Based on appraisals and independent comparative sales reports, the Company believes that the fair market value for these assets exceeds $500,000.

The  following  is  the  carrying   value  of  assets  held  for  sale  and  the
corresponding liabilities at July 31, 2005:

                             Carrying      Current      Long-term       Total
                              value      liabilities   liabilities   Liabilities
                           -----------   -----------   -----------   -----------

Garland building           $    86,540   $    15,908   $   341,575   $   357,483
Paris building                 322,110        22,804       266,932       289,736
                           -----------   -----------   -----------   -----------
Total                      $   408,650   $    38,712   $   608,507   $   647,219
                           ===========   ===========   ===========   ===========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Subsequent events.

On October 4, 2005, the Company entered into an agreement to borrow $125,000 bearing interest at 12%, maturing on April 4, 2006 from an individual third party accredited investor. The Company has also promised to issue 15,000 shares of the Company's common stock and 15,000 warrants to purchase common restricted shares of Form 144 stock for $1.50 per share. The fore mentioned investor currently owns approximately 30,000 shares which were issued as interest for the loan obtained in the fiscal year ending July 31, 2004.

On October 12, 2005, Logic Metals Technology, Inc. was awarded a contract to manufacture and sell Election Supply Cabinets (ESC) for a fixed price of $2,470,000. These cabinets will be used in conjunction with new electronic voting systems recently purchased by a major U.S. metropolitan county elections authority.

On November 10, 2005, the matter between Electric & Gas Technology, Inc., Retech, Inc. and Hydel Enterprises, Inc. (Plaintiffs) vs. Nathan Mazurek, American Circuit Breaker Corp. and Provident Group, Inc. (Defendants) was decided in a Delaware court and the Company has settled for $170,000. See Item 3.

17. Fourth Quarter Results and Adjustments.

During the fourth quarter of fiscal 2005, the Company sold the former corporate facility in Dallas, Texas that had been included in assets held for sale. The building was sold for net procees of $509,143 and recognized a gain on sale of $288,010. The proceeds were used to pay the existing short-term note on the building.