Form 10QSB
period 2005-10-31
ELECTRIC & GAS TECHNOLOGY INC
filed 2005-12-20
CIK 785819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended: October 31, 2005

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________to________________


                            Commission File:# 0-14754

                         ELECTRIC & GAS TECHNOLOGY, INC.
             (Exact Name of Registrant as specified in its Charter)

                  TEXAS                                           75-2059193
     (State or other Jurisdiction of                           (I R S. Employer
     incorporation or organization)                          Identification No.)

 3233 West Kingsley Road, Garland, Texas                            75041
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

The number of shares outstanding of each of the Issuer's Classes of Common Stock, as of October 31, 2005:

Common - $0.01 Par Value - 7,341,979

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

Index to Form 10-QSB
For the Quarter Ended October 31, 2005

                                             Part I - Financial Information Page

     Item 1. Condensed Consolidated Financial Statements:

             (a)  Condensed  Consolidated  Balance  Sheets at October 31,
             2005 (unaudited) and July 31, 2005                                3

             (b) Condensed Consolidated  Statements of Operations for the
             three months ended October 31, 2005  (unaudited) and October
             31, 2004 (unaudited)                                              4

             (c)   Condensed   Consolidated   Statement   of  Changes  in
             Stockholders' Deficit for the three months ended October 31,
             2005 (unaudited)                                                  5

             (d) Condensed Consolidated  Statements of Cash Flows for the
             three months ended October 31, 2005  (unaudited) and October
             31, 2004 (unaudited)                                              6

             (e) Notes to  Condensed  Consolidated  Financial  Statements
             (unaudited)                                                    7-13

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     13-16

     Item 3. Controls and Procedures                                          16

Part II - Other Information

     Item 1. Legal Proceedings                                                17

     Item 4. Submission of Matters to Vote of Security Holders                17

     Item 6. Exhibits and Reports on Form 8-K                                 18

     Signature (Pursuant to General Instruction E)                            18




All other items called for by the instructions are omitted as they are either not applicable, not required, or the information is included in the Condensed Financial Statements or Notes thereto.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                  October 31, 2005      July 31, 2005
                                                                  ----------------    ----------------
                                                                     (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                      $        118,037    $        200,455
   Accounts receivable, net                                              1,226,857           1,038,591
   Inventories                                                           1,694,018           1,476,209
   Prepaid expenses                                                         80,743              40,714
   Other assets - current                                                  173,783                --
                                                                  ----------------    ----------------
           Total current assets                                          3,293,438           2,755,969
                                                                  ----------------    ----------------
PROPERTY, PLANT AND EQUIPMENT, net                                       1,566,000           1,628,364
                                                                  ----------------    ----------------
OTHER ASSETS
   Certificates of deposit, pledged                                        101,970             101,970
   Assets held for sale                                                    408,650             408,650
   Due from affiliates - net                                               643,869             664,533
   Other assets                                                             71,982             126,718
                                                                  ----------------    ----------------
                 Total other                                             1,226,471           1,301,871
                                                                  ----------------    ----------------
TOTAL ASSETS                                                      $      6,085,909    $      5,686,204
                                                                  ================    ================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                  $      1,163,869    $        974,259
   Accounts payable                                                      1,310,721           1,186,075
   Accrued liabilities                                                     205,234             310,252
   Customer deposits                                                       385,582                --
   Payable to officers                                                      86,406              38,876
   Current maturities of long-term obligations                             488,735             491,221
   Current portion of minimum pension liability                            160,634             160,634
   Liabilities of discontinued operations                                   71,608              71,608
                                                                  ----------------    ----------------
           Total current liabilities                                     3,872,789           3,232,925
                                                                  ----------------    ----------------
LONG-TERM OBLIGATIONS
   Long-term obligations, less current maturities                        1,069,002           1,124,167
   Minimum pension liability                                             1,068,012           1,069,012
                                                                  ----------------    ----------------
           Total long-term obligations                                   2,137,014           2,193,179
                                                                  ----------------    ----------------
Minority interest in subsidiary                                               --                 3,206
                                                                  ----------------    ----------------

STOCKHOLDERS' EQUITY
   Preferred stock, $10 par value, 5,000,000 shares authorized, none issued
   Common stock, $.01 par value, 30,000,000 shares authorized,
      issued 7,341,979 and 7,326,979 shares respectively                    73,420              73,270
   Additional paid-in capital                                            9,666,641           9,655,826
   Accumulated deficit                                                  (8,434,309)         (8,242,556)
   Accumulated comprehensive losses                                     (1,229,646)         (1,229,646)
                                                                  ----------------    ----------------
           Total stockholders' equity                                       76,106             256,894
                                                                  ----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $      6,085,909    $      5,686,204
                                                                  ================    ================


   See accompanying notes to the condensed consolidated financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                            Three months ended
                                                                                October 31,
                                                                            2005           2004
                                                                        -----------    -----------
Sales                                                                   $ 1,921,113    $ 2,147,202
Cost of goods sold                                                        1,604,723      1,445,758
                                                                        -----------    -----------
   Gross profit                                                             316,390        701,444

Selling, general and administrative expenses                                618,900        547,973
                                                                        -----------    -----------

Income (loss) from operations                                              (302,510)       153,471
                                                                        -----------    -----------

Other income (expense)
   Interest                                                                 (62,067)       (62,787)
   Settlement of civil action                                               170,000        (49,000)
   Other income (expense), net                                                 (382)        11,669
                                                                        -----------    -----------
Total other income (expense)                                                107,551       (100,118)
                                                                        -----------    -----------
Net income (loss) from continuing operations before minority interest      (194,959)        53,353

Minority interest in subsidiary                                               3,206        (38,177)
                                                                        -----------    -----------

Net income (loss) from continuing operations                               (191,753)        15,176

Discontinued operations, net of tax                                            --           39,372
                                                                        -----------    -----------
Net income (loss)                                                       $  (191,753)   $    54,548
                                                                        ===========    ===========

Income (loss) available per common share:
   Income (loss) from continuing operations                             $     (0.03)   $      0.00
   Income from discontinued operations                                         --             0.01
                                                                        -----------    -----------
        Net income (loss)                                               $     (0.03)   $      0.01
                                                                        ===========    ===========
   Weighted average common shares outstanding                             7,337,903      6,997,034
                                                                        ===========    ===========



     See accompanying notes to condensed consolidated financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                   For the three months ended October 31, 2005

                                   (Unaudited)

                                       Common                                                 Accumulated
                                       stock                                                    other
                                       shares        Common       Paid-in     Accumulated    comprehensive
                                       issued        stock        capital       deficit         losses           Total
                                    -----------   -----------   -----------   -----------    -------------    -----------

Balance at July 31, 2005              7,326,979   $    73,270   $ 9,655,826   $(8,242,556)   $  (1,229,646)   $   256,894

Stock issued for interest on note        15,000           150        10,815          --               --           10,965
Net income                                 --            --            --        (191,753)            --         (191,753)
                                    -----------   -----------   -----------   -----------    -------------    -----------

Balance at October 31, 2005           7,341,979   $    73,420   $ 9,666,641   $(8,434,309)   $  (1,229,646)   $    76,106
                                    ===========   ===========   ===========   ===========    =============    ===========


















     See accompanying notes to condensed consolidated financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three months ended October 31,
Cash flows from operating activities:                                 2005           2004
                                                               -------------    -------------
   Net income (loss)                                           $    (191,753)   $      54,548
   Gain (loss) on discontinued operations, net of tax                   --            (39,372)
                                                               -------------    -------------
   Net income (loss) from continuing operations                     (191,753)          15,176
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
   Depreciation of property, plant and equipment                      87,623           64,140
   Stock issued as interest expense for loans                         10,965             --
   Gain on investments                                              (170,000)            --
   Changes in operating assets and liabilities:
      Accounts receivable                                           (188,266)        (150,876)
      Inventories                                                   (217,809)        (178,126)
      Prepaid expenses                                               (40,029)         (11,055)
      Other assets                                                    50,953           40,868
      Accounts payable                                               124,646         (178,325)
      Customer deposits                                              385,582             --
      Accrued liabilities                                           (105,018)        (459,054)
      Accrued pension plan                                            (1,000)            --
                                                               -------------    -------------
Net cash provided by (used in) operating activities                 (254,106)        (857,252)
                                                               -------------    -------------
Cash flows from investing activities:
      Purchase of equipment                                          (25,259)         (54,555)
      Investments in affiliates                                       20,664          (10,197)
      Pension plan                                                      --             18,000
      Idle facility                                                     --             (6,290)
      Certificates of deposits                                          --            331,558
                                                               -------------    -------------
Net cash provided by (used in) investing activities                   (4,595)         278,516
                                                               -------------    -------------
Cash flows from financing activities:
      Proceeds from officer                                           47,530             --
      Payments on long-term obligations                              (57,651)        (358,964)
      Net change on notes payable                                    189,610         (254,620)
      Minority interest in subsidiary                                 (3,206)          38,177
                                                               -------------    -------------
Net cash provided by (used in) financing activities                  176,283         (575,407)
                                                               -------------    -------------
Net cash provided by discontinued operations                            --          1,264,260
                                                               -------------    -------------
Net increase (decrease) in cash and cash equivalents                 (82,418)         110,117
Cash and cash equivalents - beginning of period                      200,455           37,139
                                                               -------------    -------------
Cash and cash equivalents - end of period                      $     118,037    $     147,256
                                                               =============    =============
Supplemental disclosures of cash flow information:
         Cash paid during the period for interest              $      70,174    $      65,037
                                                               -------------    -------------


     See accompanying notes to condensed consolidated financial statements.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE A - BUSINESS AND BASIS OF PRESENTATION

Business

Electric & Gas Technology, Inc.("the Company" or "ELGT") was organized as a corporation under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. The Company continued in this manner until 2004, at which time the decision was made for the corporate entity to become more actively involved in the management of subsidiary operations. The ultimate objective of this change is a more coordinated use of management expertise, technical resources and operating capabilities that support a strategy of long term growth in shareholder value. Near the end of fiscal 2004, the Company relocated all its operations, including corporate staff, into a single facility containing 144,000 square feet, which it already occupied. In addition to achieving improvements in communications and utilization of resources, this also allowed the Company to proceed with the listing of two commercial properties.

The Company presently is the owner of 100% of Reynolds Equipment, Inc. (Reynolds) and 98.1% of Logic Metals Technology, Inc. (LMT). Through these subsidiaries, the Company operates in two distinct business segments: (1) Utilities Products and (2) Contract Manufacturing.

Reynolds, operating in the Utilities Products segment, designs, manufactures and markets products for natural gas measurement, metering and odorization primarily for municipalities and publicly owned utility companies. Materials consist of proprietary circuit boards utilizing industry standard components, industry standard probes and hardware. The manufacturability of the boards is readily available through a large number of local low cost circuit board assembly operations. All other items are available through multiple vending sources. The products are primarily marketed directly by the Company and, to a lesser degree, through some manufacturers' representatives.

LMT, operating in the Contract Manufacturing sector, provides precision sheet metal fabrication and assembly for a diverse customer base, including telecom and networking cabinetry, electrical controls and other functional and aesthetic sheet metal applications. The Company uses some manufacturer's representatives, but has primarily grown the revenue from existing customers. Raw material generally consists of standard sheet metal and general purpose fittings and connectors available from general hardware and steel distributors. Currently, the Company has one customer that represents over 45% of its total revenue for the year ended July 31, 2005.

The Company has employed a strategy to merge operational functions wherever possible with the short term objective of operating a single manufacturing group serving both owned proprietary products and external customers through a common organization. Consolidation of the organizations has been completed and migration of the manufacturing systems into one common system is an ongoing effort.

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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

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

As the result of a settlement of litigation, the Company agreed to transfer its 91.5% ownership of AWT, Inc and its associated intellectual property to the plaintiff, with no physical assets or liabilities. In accordance with APB Opinion No. 30, as amended by SFAS No. 144, the assets and liabilities of AWT have been disclosed separately in the balance sheets as assets and liabilities of discontinued operations.

NOTE C - INVENTORIES

Inventories are comprised as follows:

                                   October 31, 2005    July 31, 2005
                                   ----------------   ----------------

               Raw materials       $        698,894   $        527,134
               Work in process              332,226            302,122
               Finished goods               662,898            646,953
                                   ----------------   ----------------
                 Total inventory   $      1,694,018   $      1,476,209
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



NOTE D- NOTES PAYABLE AND LONG-TERM OBLIGATIONS

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

The Company is holding for sale the former Reynolds occupied and owned building situated on 40,000 square feet of land in Garland, Texas. The plant is a one story, concrete building containing approximately 15,500 square feet of floor space, which includes approximately 2,000 feet of office space. The building has a remaining mortgage of $353,600 with a local bank. The Company has replacement value insurance on the building. As the building is being held for sale, it is not being depreciated. However, prior depreciation for federal income tax and financial reporting was previously over a 40 year period on the straight line method.

The total carrying value of the assets held for sale as of October 31, 2005 is the net book value of $408,053 and is included in long-term assets. Based on appraisals and independent comparative sales reports, the Company believes that the fair market value for these assets exceeds $400,000.

The following is the carrying value of assets held for sale and the corresponding liabilities at October 31, 2005. During the fiscal year ended July 31, 2005, the Company transferred $125,000 of equity value, in the form of a secondary lien, in the real estate related to the Paris, Texas building to the Retech Pension Plan, as described in Note F.

                             Carrying      Current      Long-term       Total
                              value      liabilities   liabilities   Liabilities
                           -----------   -----------   -----------   -----------
    Paris building         $   322,110   $    21,964   $   236,510   $   285,474
    Garland building            86,540        16,163       337,437       353,600
                           -----------   -----------   -----------   -----------
    Total                  $   408,650   $    38,127   $   573,947   $   639,074
                           ===========   ===========   ===========   ===========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES



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

The maker defaulted on the $1.25 million note. The Company sued for collection and subsequently entered into a Settlement Agreement. Again the maker failed to perform under this Agreement and has caused the Company to pursue further recourse. During the three months ended October 31, 2005 the Company recorded a $170,000 settlement that was reached. Subsequent to first quarter 2006, the Company received the funds agreed upon.

Failure to collect on the note previously had, in part, impaired the Company's ability to meet minimum funding requirements as a portion of the proceeds would have been used by the Company to support the Plan. The entire note was written off by the Company during FY 2002 and no portion of it was ever booked as an asset of the Plan.

The Plan began experiencing deficiencies when its asset values were diminished by poor stock market conditions and a steady decline in interest rates. Poor financial performance of the Company over consecutive years also contributed to the condition of the Plan. Since 2001, the Company has struggled to keep the Plan in line with minimum funding requirements. As the result of Retech's non-liquid status, it has been unable to currently fund the annual pension liability. The Company has recognized a minimum pension liability for the under-funded plan. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or reduction of stockholders' equity. The Plan's pension liability as of July 31, 2005, the date of the last actuarial valuation, was $1,229,646, resulting in a stockholders' equity reduction of $1,229,646. The Company has accrued $13,000 for the current year, through the quarter ended October 31, 2005.

Current management recognized the condition of the Plan and worked with the IRS to enter into a Closing Agreement executed April 15, 2005 that brought the plan into acceptable funding status. An important element to the Agreement was the transfer of equity of $125,000 in the Paris, TX building and 20 acres to the Plan as a contribution. The transfer of equity into the Plan had no material affect on the financial position of ELGT.

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


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES



NOTE G - INDUSTRY SEGMENT DATA

The Company's current business is primarily  comprised of two industry segments:
(i) The Utilities  Products segment,  where Reynolds  designs,  manufactures and markets products for natural gas measurement, metering and odorization primarily for  municipalities  and publicly owned utility  companies and (ii) The Contract
Manufacturing  segment, where LMT provides precision sheet metal fabrication and
assembly  for  a  diverse  customer  base,   including  telecom  and  networking
cabinetry,  electrical controls,  and other functional and aesthetic sheet metal applications.

                                                              3 months
                                                             October 31,
                                                         2005           2004
                                                     -----------    -----------
Operating revenues:
   Utilities Products                                $   518,767    $   593,863
   Contract Manufacturing                              1,402,346      1,553,339
                                                     -----------    -----------
   Total sales                                       $ 1,921,113    $ 2,147,202
                                                     ===========    ===========

Operating income (loss):
   Utilities Products                                $   (17,969)   $    25,435
   Contract Manufacturing                               (142,036)       255,770
                                                     -----------    -----------
Income (loss) from operations                           (160,005)       281,205
General corporate expenses                              (142,505)      (127,734)
Minority Interest in subsidiary                            3,206        (38,177)
Other income (expense), net                              107,551       (100,118)
                                                     -----------    -----------
Net income (loss) from continuing operations            (191,753)        15,176
Discontinued operations, net of tax                         --           39,372
                                                     -----------    -----------
Net income (loss)                                    $  (191,753)   $    54,548
                                                     ===========    ===========


NOTE H - RELATED PARTY TRANSACTIONS

The following is a summary of advances to and from affiliated companies included in other assets at October 31, 2005 and July 31, 2005:

                                                          October 31, 2005      July 31, 2005
                                                          ----------------    ----------------

Net Due To/From Affiliates - Interfederal Capital, Inc.   $        643,869    $        664,533
                                                          ================    ================

Net Payable to Officers                                   $        (86,406)   $        (38,876)
                                                          ================    ================

Interfederal Capital, Inc. (Interfederal), a Texas corporation, is managed under a voting trust by S. Mort Zimmerman and ownership is held by his wife and four
(4) children. The Company leased facilities owned by Interfederal at a rate of $30,000 per month.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

Interfederal, S. Mort Zimmerman individually and/or Daniel A. Zimmerman individually have guaranteed the Company's lines of credit, real estate and equipment loans that were obtained during the year ended July 31, 2003 and year ended July 31, 2005.

S. Mort Zimmerman, IFC Industries, M&M Trans Exchange, Comtec, Inc. and Glauber Management have agreed to consolidate their balances into the account of Interfederal Capital, Inc. for the purpose of legal offset. The consolidated balance of $643,869 due to the Company from Interfederal Capital, Inc. is recoverable when, and if, it exercises its option to purchase the real estate it currently leases from Interfederal, as described in Capital Expenditures. The offset occurred during the fiscal year ended July 31, 2005. The balance of $643,869 due from Interfederal is a payment by the Company toward the purchase of the facility it leases from Interfederal. Should the Company not be able to finance said purchase on or before the option expiration date, the amount of the offset due the Company will be recovered against lease payments due.

The Company has a payable of $86,406 that is due to Daniel A. Zimmerman as of October 31, 2005, compared to a $38,876 payable due as of July 31, 2005. These amounts were used to fund various payables of the Company.

The Company has pledged a certificate of deposit in the amount of $100,000 for a loan in the name of DOL Resources, Inc., a publicly held corporation in which Electric & Gas Technology, Inc. owns a 19.9% equity interest. The note is currently being serviced by Glauber Management, an affiliate of DOL, and the Company believes that Glauber has sufficient resources to continue servicing the debt. The carrying value on the balance sheet for DOL is $1 at October 31, 2005 and July 31, 2005.

NOTE I - REVENUE RECOGNITION POLICIES

The Company recognizes revenue when title passes to its customers upon shipment of its products for final delivery. The Company ships goods and performs services only after receiving purchase orders from customers or authorization to charge a credit card and the credit card is validated. Revenue for shipments to customers delivered by company truck is recognized when a signed receiving document is returned to the plant. Shipments made by common carrier and by freight forwarders are FOB manufacturing plant, and the customer is charged for shipping expense. The revenue is recognized when the carrier has signed for possession of the goods. The Company does not utilize stocking distributors and ships to "end use" customers. No right of return exists in regard to stocking levels or lack of requirement. Defective products can be exchanged or repaired at the Company's discretion.

NOTE J - SUBSEQUENT EVENTS

On November 7, 2005, the Company entered into two separate agreements to borrow $50,000 each, bearing interest at 12%, maturing on May 1, 2006 from two individual third party accredited investors. The Company has also promised to issue 5,000 shares of the Company's common stock for each agreement.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

On November 10, 2005, the matter between Electric & Gas Technology, Inc., Retech, Inc. and Hydel Enterprises, Inc. (Plaintiffs) vs. Nathan Mazurek, American Circuit Breaker Corp. and Provident Group, Inc. (Defendants) was decided in a Delaware court and the Company has settled for $170,000. See Part II Item 1.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company, through its subsidiaries, operates within two industries. These are
(i) the Utilities Products segment, in which the Company designs, manufactures and markets products for natural gas measurement, metering and odorization and
(ii) the Contract Manufacturing segment, in which the Company provides metals fabrication and assembly for a diverse customer base, including telecom and networking cabinetry, electrical controls, and other functional and aesthetic fabricated metal applications.

The Company has employed a strategy to merge operational functions wherever possible with the short term objective of operating a single manufacturing group serving both owned proprietary products and external customers through a common organization.

Results of operations

Summary. The Company reported revenues of $1,921,113 for the three months ended October 31, 2005. This compares to revenues of $2,147,202 for the same period in 2004. The reduction in revenue is primarily attributed to a slump in served customer demand, especially in the Contract Manufacturing segment.

The Company reported a net loss from continuing operations of ($191,753) for the three months ended October 31, 2005. This compares to a net income from continuing operations of $15,176 for the same period in 2004. The results are due primarily to reductions in revenue in both segments of the Company as the result of a temporary slump in the markets served and accepting orders with lower gross margin to maintain production capability.

Gross margins for the Company decreased from 32.67% for the three months ended October 31, 2004, to 16.47% for the three months ended October 31, 2005. Gross margins decreased as the result of accepting orders with lower gross margin to maintain production capability.

Inventories have increased in raw materials during the three months ended October 31, 2005. In an effort to keep up the current customer lead time demands, the Company has implemented a system to stock frequently used raw materials to reduce lead time

Selling, general and administrative expenses as a percent of revenues increased from 25.52% for the three months ended October 31, 2004, to 32.22% for the three months ended October 31, 2005. The change for the three months is a result of a reduction in sales, along with an increase in expenses due to efforts to increase future sales

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES



The following table represents the changes [increase/(decrease)] in operating revenues, operating income/(loss) and income/(loss) from continuing operations by the respective industry segments when compared to the previous period:

                                                      Three months ended
                                                       October 31, 2005
                                               --------------------------------
                                               Increase/ (Decrease)    Percent
                                               -------------------    ---------
Operating revenues:
   Utilities Products                          $           (75,096)     (12.65%)
   Contract Manufacturing                                 (150,993)      (9.72%)
   Total sales                                 $          (226,089)     (10.53%)
                                               ===================    =========
Income (loss) from continuing operations:
   Utilities Products                          $           (43,404)       NA
   Contract Manufacturing                                 (397,806)       NA
                                               -------------------    ---------
Total segment operating income (loss)                     (441,210)       NA
General corporate expenses                                 (14,771)       NA
Minority interest in subsidiary                             41,383        NA
Other income (expense)                                     207,669        NA
                                               -------------------    ---------
Net income(loss) from continuing operations    $          (206,929)       NA
                                               ===================    =========



Utilities Products - This segment reported a decrease in revenue of ($75,096) with operating income being reduced by ($43,404) for the three month period ending October 31, 2005. The decrease in revenue was the result of softened demand for the electronic products. The decrease in operating profit is consistent with the variable gross margin for these products.

This segment acquired a product line that it has branded Co-Pilot (TM). This product is used in combination with the segment's other instrumentation to allow a gas utility operator to remotely monitor and control pressure and flow in a gas pipeline. It also commercialized one of its product research and development efforts, introducing a new gas odorization system branded Smart Drip (TM).

Contract Manufacturing - In this segment, revenues decreased ($150,993) while operating profit was reduced by ($397,806) for the quarter ended October 31, 2005. These decreases were due primarily to the decline in requirements from the largest customer. The decline in profit is the result of lowered sales and the increase in staffing related to a contract awarded to supply $2.5 million in cabinets by the middle of February 2006.

On October 12, 2005, this segment was awarded a contract to manufacture and sell Election Supply Cabinets (ESC) for a fixed price of $2,470,000. These cabinets will be used in conjunction with new electronic voting systems recently purchased by a major U.S. metropolitan county elections authority.

This segment has begun an initiative to enhance its sales effectiveness and broaden its range of services offered. It is exploring opportunities to develop or acquire proprietary products. Current facilities and capital equipment base will support substantial increases in business.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES



Corporate overhead expenses increased by $14,771 for the three months ended October 31, 2005, relative to the corresponding three month period in the prior year. This increase is primarily the result of legal and audit fees.

Other income increased by $210,875 for the three months ended October 31, 2005 relative to the same period in the prior year. This net increase is due primarily to a $170,000 gain on investment the Company recorded during the three months ended October 31, 2005.

During the fiscal year ending July 31, 2005, the Company accepted 11,915,712 shares of Logic Metals Technology, Inc. common stock in satisfaction of debt at a rate of $0.13 per share. This increased the position of the Company from 80% to 98.1% ownership of Logic Metals Technology, Inc.

Liquidity and Capital Resources

The Company's current assets are $3,293,438 at October 31, 2005, as compared to $2,755,969 at July 31, 2005, which is an increase of $537,469. Current liabilities increased from July 31, 2005 to October 31, 2005 by $639,864, contributing to a decrease in working capital (current assets less current liabilities) to ($579,351) at October 31, 2005 as compared to ($476,956) at July 31, 2005. This is primarily the result of a bridge loan of $125,000. The Company believes that it can generate sufficient cash to meet its working capital requirements.

During fiscal year ending 2005, the IRS approved the transfer of equity of $125,000 in the Paris, TX building and 20 acres to the Retech pension plan as a contribution. See Note F for additional information.

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

Capital Expenditures

For fiscal 2006, the Company anticipates capital expenditures in the Contract Manufacturing segment as additional capacity is required to meet customer requirements. The Company has budgeted approximately $200,000 for these expenditures.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

PART II

ITEM 1.  LEGAL PROCEEDINGS

Electric & Gas Technology, Inc., Retech, Inc. and Hydel Enterprises, Inc. (Plaintiffs) vs. Nathan Mazurek, American Circuit Breaker Corp. and Provident Group, Inc. (Defendants). Plaintiffs allege the non-payment of a note to Retech, Inc. and unpaid accounts receivable to Hydel Enterprises, Inc. A settlement agreement was reached but the defendant did not perform. Subsequently, on November 10, 2005, the matter had been decided in a Delaware court, and the Company has settled for $170,000. These funds were received by the Company subsequent to the three months ended October 31, 2005.

ELGT encourages all interested parties to use public access sources such as PACER (http://pacer.psc.uscourts.gov/) to confirm facts related to these and any legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

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

(b)  Reports on Form 8-K.

     On October 26, 2005, the Company filed a form 8-K disclosing that it had received the award of a contract to fabricate Election Supply Cabinets for Cook County Illinois with substantially all deliveries scheduled in the quarter ended January 31, 2006. This award was for approximately $2,470,000, which represents significant revenue increase for the Company.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRIC & GAS TECHNOLOGY, INC.
/s/ Daniel A. Zimmerman
-----------------------
Daniel A. Zimmerman
President and
Chief Executive Officer
Dated: December 20, 2005