Form 10QSB
period 2006-01-31
ELECTRIC & GAS TECHNOLOGY INC
filed 2006-03-17
CIK 785819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended: January 31, 2006

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

The number of shares outstanding of each of the Issuer's Classes of Common Stock, as of January 31, 2006:

Common - $0.01 Par Value - 7,976,979

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES



Index to Form 10-QSB
For the Quarter Ended January 31, 2006
Part I - Financial Information                                              Page

     Item 1. Condensed Consolidated Financial Statements:

           (a)  Condensed Consolidated Balance Sheets at January 31,
           2006 (unaudited) and July 31, 2005                                  3

           (b) Condensed Consolidated Statements of Income for the
           three and six months ended January 31, 2006 (unaudited) and
           January 31, 2005 (unaudited)                                        4

           (c) Condensed Consolidated Statement of Changes in
           Stockholders' Deficit for the six months ended  January 31,
           2006 (unaudited)                                                    5

           (d) Condensed Consolidated  Statements of Cash Flows for the
           six months ended January 31, 2006 (unaudited) and January
           31, 2005 (unaudited)                                                6

           (e) Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                      7-13

     Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                             14-17

     Item 3. Controls and Procedures                                          18

Part II - Other Information

     Item 1. Legal Proceedings                                                19

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      19

     Item 3. Defaults Upon Senior Securities                                  19

     Item 4. Submission of Matters to Vote of Security Holders                20

     Item 5. Other Information                                                20

     Item 6. Exhibits and Reports on Form 8-K                                 21

     Signature (Pursuant to General Instruction E)                            21

     Certifications                                                        22-25

All other items called for by the instructions are omitted as they are either not applicable, not required, or the information is included in the Condensed Financial Statements or Notes thereto.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                                  January 31, 2006     July 31, 2005
                                                                  ----------------    ----------------
                                                                     (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                      $        100,713    $        200,455
   Accounts receivable, net                                              1,902,781           1,038,591
   Inventories                                                           3,049,360           1,476,209
   Prepaid expenses                                                         80,371              40,714
   Other assets - current                                                    5,818                --
                                                                  ----------------    ----------------
           Total current assets                                          5,139,043           2,755,969
                                                                  ----------------    ----------------
PROPERTY, PLANT AND EQUIPMENT, net                                       1,583,090           1,628,364
                                                                  ----------------    ----------------
OTHER ASSETS
   Certificates of deposit, pledged                                        100,000             101,970
   Assets held for sale                                                    408,650             408,650
   Due from affiliates - net                                               620,825             664,533
   Other assets                                                            214,871             126,718
                                                                  ----------------    ----------------
                 Total other                                             1,344,346           1,301,871
                                                                  ----------------    ----------------
TOTAL ASSETS                                                      $      8,066,479    $      5,686,204
                                                                  ================    ================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                  $      1,239,988    $        974,259
   Accounts payable                                                      2,310,896           1,186,075
   Accrued liabilities                                                     467,775             310,252
   Customer deposits                                                       434,004                --
   Payable to officers                                                      18,741              38,876
   Current maturities of long-term obligations                             494,501             491,221
   Current portion of minimum pension liability                            160,634             160,634
   Liabilities of discontinued operations                                   71,608              71,608
                                                                  ----------------    ----------------
             Total current liabilities                                   5,198,147           3,232,925
                                                                  ----------------    ----------------
LONG-TERM OBLIGATIONS
   Long-term obligations, less current maturities                        1,098,505           1,124,167
   Minimum pension liability                                             1,095,012           1,069,012
                                                                  ----------------    ----------------
           Total long-term obligations                                   2,193,517           2,193,179
                                                                  ----------------    ----------------
Minority interest in subsidiary                                             16,512               3,206
                                                                  ----------------    ----------------

STOCKHOLDERS' EQUITY
   Preferred stock, $10 par value, 5,000,000 shares authorized, none issued
   Common stock, $.01 par value, 30,000,000 shares authorized,
      issued 7,976,979 and 7,326,979 shares respectively                    79,770              73,270
   Additional paid-in capital                                           10,024,351           9,655,826
   Accumulated deficit                                                  (8,216,172)         (8,242,556)
   Accumulated comprehensive losses                                     (1,229,646)         (1,229,646)
                                                                  ----------------    ----------------
           Total stockholders' equity                                      658,303             256,894
                                                                  ----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $      8,066,479    $      5,686,204
                                                                  ================    ================


   See accompanying notes to the condensed consolidated financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three months ended            Six months ended
                                                       January 31,                   January 31,
                                               --------------------------------------------------------
                                                   2006           2005           2006           2005
                                               --------------------------------------------------------
Sales                                          $ 2,780,294    $ 2,463,714    $ 4,701,407    $ 4,610,915
Cost of goods sold                               1,584,940      1,724,367      3,189,663      3,219,124
                                               --------------------------------------------------------
   Gross profit                                  1,195,354        739,347      1,511,744      1,391,791

Selling, general and administrative expenses       887,489        558,123      1,506,389      1,106,095
                                               --------------------------------------------------------

Income from operations                             307,865        181,224          5,355        285,696
                                               --------------------------------------------------------

Other income (expense)
   Interest                                        (71,246)       (41,752)      (133,313)      (104,539)
   Settlement of civil action                         --          (49,000)       170,000        (49,000)
   Other income (expense), net                      (1,970)        14,624         (2,352)        26,290
                                               --------------------------------------------------------
Total other income (expense)                       (73,216)       (76,128)        34,335       (127,249)
                                               --------------------------------------------------------
Net income from continuing operations before
    minority interest                              234,649        105,096         39,690        158,447
Minority interest in subsidiary                    (16,512)       (14,715)       (13,306)       (52,892)
                                               --------------------------------------------------------

Net income from continuing operations              218,137         90,381         26,384        105,555
Discontinued operations, net of tax                   --             --             --           39,372
                                               --------------------------------------------------------
Net income                                     $   218,137    $    90,381    $    26,384    $   144,927
                                               ========================================================

Basic earnings per common share:
   Net income from continuing operations       $      0.03    $      0.01    $      --      $      0.02
   Discontinued operations, net of tax                --             --             --             --
                                               ========================================================
        Net income                             $      0.03    $      0.01    $      --      $      0.02
                                               ========================================================

Diluted earnings per common share:
   Net income from continuing operations       $      0.03            N/A    $      --              N/A
   Discontinued operations, net of tax                --              N/A           --              N/A
                                               ========================================================
        Net income                             $      0.03            N/A    $      --              N/A
                                               ========================================================


     See accompanying notes to condensed consolidated financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the six months ended January 31, 2006

                                   (Unaudited)


                                                                      Additional                       Accumulated
                                              Common stock              Paid-in       Accumulated     comprehensive
                                         Shares          Amount         capital         deficit          losses             Total
                                     -------------   -------------   -------------   -------------    -------------    -------------
Balance at July 31, 2005                 7,326,979   $      73,270   $   9,655,826   $  (8,242,556)   $  (1,229,646)   $     256,894

Common stock issued for interest on
notes                                       25,000             250          18,025            --               --             18,275

Common stock issued for cash and
warrants                                   375,000           3,750         209,682            --               --            209,682

Warrants issued for cash                      --              --            11,568            --               --             11,568

Common stock issued for services           250,000           2,500         129,250            --               --            131,750

Net income                                    --              --              --            26,384             --             26,384
                                     -------------   -------------   -------------   -------------    -------------    -------------
Balance at January 31, 2006              7,976,979   $      79,770   $  10,024,351   $  (8,216,172)   $  (1,229,646)   $     658,303
                                     =============   =============   =============   =============    =============    =============


























     See accompanying notes to condensed consolidated financial statements.



                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                        Six months ended January 31,
                                                            2006            2005
                                                        ------------    ------------
Cash flows from operating activities:
   Net income                                           $     26,384    $    144,927
   Discontinued operations, net of tax                          --           (39,372)
                                                        ------------    ------------
   Net income from continuing operations                      26,384         105,555
   Adjustments to reconcile net income to net cash
     used in operating activities:
   Depreciation of property, plant and equipment             175,678         130,724
   Common stock issued for interest on notes                  18,275            --
   Common stock issued for services                          131,750            --
   Loss on lawsuit                                              --            49,000
   Changes in operating assets and liabilities:
       Accounts receivable                                  (864,190)         39,611
       Inventories                                        (1,573,151)       (175,832)
       Prepaid expenses                                      (45,475)        (12,327)
       Other assets                                          (88,153)        (35,806)
       Accounts payable                                    1,124,821        (184,037)
       Customer deposits                                     434,004            --
       Accrued liabilities                                   157,523        (573,997)
       Accrued pension plan                                   26,000          24,700
                                                        ------------    ------------
Net cash used in operating activities                       (476,534)       (632,409)
                                                        ------------    ------------
Cash flows from investing activities:
   Purchase of equipment                                    (130,404)       (493,491)
   Investments in affiliates                                  43,708          33,247
   Idle facility                                                --            (6,290)
   Certificates of deposits                                    1,970         327,109
                                                        ------------    ------------
Net cash used in investing activities                        (84,726)       (139,425)
                                                        ------------    ------------
Cash flows from financing activities:
   Proceeds for issuance of common stock and warrants        225,000            --
   Proceeds from officer                                     (20,135)           --
   Payments on long-term obligations                         (22,382)        (29,723)
   Net change on notes payable                               265,729        (198,045)
   Minority interest in subsidiary                            13,306          52,892
                                                        ------------    ------------
Net cash provided by (used in) financing activities          461,518        (174,876)
                                                        ------------    ------------
Net cash provided by discontinued operations                    --         1,264,260
                                                        ------------    ------------
Net increase (decrease) in cash and cash equivalents         (99,742)        317,550
Cash and cash equivalents - beginning of period              200,455          37,139
                                                        ------------    ------------
Cash and cash equivalents - end of period               $    100,713    $    354,689
                                                        ============    ============
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest             $    149,816    $    111,242
                                                        ------------    ------------



     See accompanying notes to condensed consolidated financial statements.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE A - BUSINESS AND BASIS OF PRESENTATION

Business

Electric & Gas Technology, Inc.("the Company" or "ELGT") was organized as a corporation under the laws of the State of Texas on March 18, 1985, to serve as a holding company for operating subsidiary corporations. The Company continued in this manner until 2004, at which time the decision was made for the corporate entity to become more actively involved in the management of subsidiary operations. The ultimate objective of this change is a more coordinated use of management expertise, technical resources and operating capabilities that support a strategy of long term growth in shareholder value. Near the end of fiscal 2004, the Company relocated all operations, including corporate staff, into a single 144,000 square foot facility, which was occupied by the contract manufacturing segment. In addition to achieving improvements in communications and utilization of resources, this also allowed the Company to proceed with the listing of two commercial properties for sale.

The Company presently is the owner of 100% of Reynolds Equipment, Inc. (Reynolds) and 98.1% of Logic Metals Technology, Inc. (LMT). Through these subsidiaries, the Company operates in two distinct business segments: (1) Utilities Products and (2) Contract Manufacturing.

Reynolds, operating in the Utilities Products segment, designs, manufactures and markets products for natural gas measurement, metering and odorization primarily for municipalities and publicly owned utility companies. Materials consist of proprietary circuit boards utilizing industry standard components, probes and hardware. The manufacturability of the boards is readily available through a large number of local low cost circuit board assembly operations. All other items are available through multiple vending sources. The products are primarily marketed directly by Reynolds employees and, to a lesser degree, through manufacturers' representatives.

LMT, operating in the Contract Manufacturing segment, provides precision sheet metal fabrication and assembly for a diverse customer base, including telecom and networking cabinetry, electrical controls and other functional and aesthetic sheet metal applications. LMT has primarily grown the revenue from existing customers, but has added a manufacturers' representative to expand the customer base. Raw material generally consists of standard sheet metal and general purpose fittings and connectors available from general hardware and steel distributors. Currently, LMT has one customer that represents approximately 30% of the Company's total revenue for the 6 months ended January 31, 2006.

The Company has employed a strategy to merge operational functions wherever possible with the short term objective of operating a single manufacturing group serving both owned proprietary products and external customers through a common organization. Consolidation of the organizations has been completed and migration of the manufacturing systems into one common system is an ongoing effort.

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC") for inclusion in the Company's quarterly report on Form 10-QSB. The

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES accompanying financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods.

The statements were prepared using accounting principles generally accepted in the United States of America. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately.

NOTE B - EARNINGS PER SHARE

Basic earnings per share amounts are computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the periods. Diluted earnings per share amounts take into consideration all potentially dilutive common shares such as options and convertible securities.

For basic earnings per share purposes, for the six months ended January 31, 2006 and 2005, weighted average common stock shares outstanding totaled 7,399,588 and 6,997,034, respectively. For diluted earnings per share purposes, for the six months ended January 31, 2006, weighted average common stock shares outstanding totaled 7,595,457 and included shares relating to the assumed exercise of stock warrants.

NOTE C - INVENTORIES

     Inventories are comprised as follows:

                                January 31, 2006     July 31, 2005
                                ----------------   ----------------

            Raw materials       $      1,085,609   $        527,134
            Work in process            1,108,902            302,122
            Finished goods               854,849            646,953
                                ----------------   ----------------
              Total inventory   $      3,049,360   $      1,476,209
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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


NOTE D- NOTES PAYABLE AND LONG-TERM OBLIGATIONS

On October 4, 2005, the Company entered into an agreement to borrow $125,000 bearing interest at 12%, maturing on April 4, 2006 from an individual third party accredited investor. The Company also issued 15,000 shares of the Company's common stock and 15,000 warrants to purchase common restricted shares of Form 144 stock for $1.50 per share.

On November 7, 2005, the Company entered into two separate agreements to borrow $50,000 each, bearing interest at 12%, maturing on May 1, 2006 from two individual third party accredited investors. The Company also issued 5,000 shares of the Company's common stock for each agreement.

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

During 2005, the Company sold its former executive offices at 13636 Neutron Road, Dallas, Texas, a 7,800 sq. ft. one story building. The Company is holding for sale the former Reynolds occupied and owned building situated on 40,000 square feet of land in Garland, Texas. The plant is a one story, concrete building containing approximately 15,500 square feet of floor space, which includes approximately 2,000 feet of office space. The building has a remaining mortgage of $349,656 with a local bank. The Company has replacement value insurance on the building. As the building is being held for sale, it is not being depreciated. However, prior depreciation for federal income tax and financial reporting was previously over a 40 year period on the straight line method. In addition, the Company also has included in assets held for sale, an idle facility located in Paris, Texas.

The total carrying value of the assets held for sale as of January 31, 2006 is the net book value of $408,053 and is included in long-term assets. Based on appraisals and independent comparative sales reports, the Company believes that the fair market value for these assets exceeds $400,000.

The following is the carrying value of assets held for sale and the corresponding liabilities at January 31, 2006. During the fiscal year ended July 31, 2005, the Company transferred $125,000 of equity value, in the form of a secondary lien, in the real estate related to the Paris, Texas building to the Retech Pension Plan, as described in Note F.

                           Carrying      Current      Long-term       Total
                            value      liabilities   liabilities   Liabilities
                         -----------   -----------   -----------   -----------
   Paris building        $   322,110   $    22,064   $   258,151   $   280,215
   Garland building           86,540        16,422       333,234       349,656
                         -----------   -----------   -----------   -----------
   Total                 $   408,650   $    38,486   $   591,385   $   629,871
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

The maker defaulted on the $1.25 million note. The Company sued for collection and subsequently entered into a Settlement Agreement. Again the maker failed to perform under this Agreement and has caused the Company to pursue further recourse. During the six months ended January 31, 2006 the Company recorded and received the funds of a $170,000 settlement that was reached.

Failure to collect on the note previously had, in part, impaired the Company's ability to meet minimum funding requirements as a portion of the proceeds would have been used by the Company to support the Plan. The entire note was written off by the Company during FY 2002 and no portion of it was ever booked as an asset of the Plan.

The Plan began experiencing deficiencies when its asset values were diminished by poor stock market conditions and a steady decline in interest rates. Poor financial performance of the Company over consecutive years also contributed to the condition of the Plan. Since 2001, the Company has struggled to keep the Plan in line with minimum funding requirements. As the result of Retech's non-liquid status, it has been unable to currently fund the annual pension liability. The Company has recognized a minimum pension liability for the under-funded plan. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or reduction of stockholders' equity. The Plan's pension liability as of July 31, 2005, the date of the last actuarial valuation, was $1,229,646, resulting in a stockholders' equity reduction of $1,229,646. The Company has accrued $40,000 for the current year, through the quarter ended January 31, 2006.

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

                                             Three months ended            Six months ended
                                                January 31,                   January 31,
                                        --------------------------    --------------------------
                                            2006           2005           2006           2005
                                        -----------    -----------    -----------    -----------
Operating revenues:
     Utility Products                   $   513,106    $   462,748    $ 1,031,873    $ 1,056,610
     Contract Manufacturing               2,267,188      2,000,966      3,669,534      3,554,305
                                        -----------    -----------    -----------    -----------
     Total sales                        $ 2,780,294    $ 2,463,714    $ 4,701,407    $ 4,610,915
                                        ===========    ===========    ===========    ===========
Operating income (loss):
     Utility Products                   $  (152,973)   $   (68,687)   $  (170,942)   $   (43,252)
     Contract Manufacturing                 838,725        202,214        696,689        457,984
                                        -----------    -----------    -----------    -----------
Income from operations                      685,752        133,527        525,747        414,732
General corporate expenses                 (377,887)        47,697       (520,392)      (129,036)
Minority interest in subsidiary             (16,512)       (14,715)       (13,306)       (52,892)
Total other income (expense)                (73,216)       (76,128)        34,335       (127,249)
                                        -----------    -----------    -----------    -----------
Net income from continuing operations       218,137         90,381         26,384        105,555
                                        -----------    -----------    -----------    -----------
Discontinued operations, net of tax            --             --             --          (39,372)
                                        -----------    -----------    -----------    -----------
Net income                              $   218,137    $    90,381    $    26,384    $   144,927
                                        ===========    ===========    ===========    ===========


NOTE H - RELATED PARTY TRANSACTIONS

The following is a summary of advances to and from affiliated companies included in other assets at January 31, 2006 and July 31, 2005:

                                                          January 31, 2006      July 31, 2005
                                                          ----------------    ----------------
Net Due To/From Affiliates - Interfederal Capital, Inc.   $        620,825    $        664,533
                                                          ================    ================

Net Payable to Officers                                   $        (18,741)   $        (38,876)
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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

Interfederal,   S.  Mort  Zimmerman  individually  and/or  Daniel  A.  Zimmerman individually have guaranteed certain of Company's lines of credit, real estate and equipment loans.

S. Mort Zimmerman, IFC Industries, M&M Trans Exchange, Comtec, Inc. and Glauber Management have agreed to consolidate their balances into the account of Interfederal Capital, Inc. for the purpose of legal offset. The consolidated balance of $620,825 due to the Company from Interfederal Capital, Inc. is recoverable when, and if, it exercises its option to purchase the real estate it currently leases from Interfederal, as described in Capital Expenditures. The offset occurred during the fiscal year ended July 31, 2005. The balance of $620,825 due from Interfederal is a payment by the Company toward the purchase of the facility it leases from Interfederal. Should the Company not be able to finance said purchase on or before the option expiration date, the amount of the offset due the Company will be recovered against lease payments due.

The Company has a payable of $18,741 that is due to Daniel A. Zimmerman as of January 31, 2006, compared to a $38,876 payable due as of July 31, 2005. These amounts were used to fund various payables of the Company.

The Company has pledged a certificate of deposit in the amount of $100,000 for a loan in the name of DOL Resources, Inc., a publicly held corporation in which Electric & Gas Technology, Inc. owns a 19.9% equity interest. The note is currently being serviced by Glauber Management, an affiliate of DOL, and the Company believes that Glauber has sufficient resources to continue servicing the debt. The carrying value on the balance sheet for DOL is $1 at January 31, 2006 and July 31, 2005.

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

NOTE J - SUBSEQUENT EVENTS

On February 21, 2006, the Company completed the $2.5 million contract to manufacture and sell Election Supply Cabinets (ESC) that was awarded on October 12, 2005. The Company recognized $0.8 million of the contract revenues during the three months ended January 31, 2006 and the contract balance of $1.7 million was recognized in February 2006.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


NOTE K - DISCONTINUED OPERATIONS

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

As the result of a settlement of litigation, the Company agreed to transfer its 91.5% ownership of AWT, Inc. and its associated intellectual property to the plaintiff, with no physical assets or liabilities. In accordance with APB Opinion No. 30, as amended by SFAS No. 144, the assets and liabilities of AWT have been disclosed separately in the balance sheets as assets and liabilities of discontinued operations.

NOTE L - INCOME TAXES

The Company  accounts for corporate income taxes in accordance with SFAS No. 109
- Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as set forth below in the period that includes the enactment date.

The Company does not have any other significant deferred tax assets or liabilities. The net operating loss carry-forwards are available to offset future taxable income of the Company. These net operating losses expire from 2015 through 2018.

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

Results of operations

Summary. The Company reported revenues of $2,780,294 and $4,701,407 for the three and six months ended January 31, 2006, respectively. This compares to revenues of $2,463,714 and $4,610,915 for the same periods in 2005. The increase in revenue is primarily attributed to an increase in customer demand, especially in the Contract Manufacturing segment.

Total other income (expense) of ($73,216) and $34,335 for the three and six months ended January 31, 2006, respectively, was reported by the Company. This compares to the total other expense of $76,128 and $127,249 for the same periods in 2005. The significant increase in the six months ended January 31, 2006 is due primarily to a gain on a settlement of a civil action during the first quarter of 2006.

The Company reported a net income from continuing operations of $218,137 and $26,384 for the three and six months ended January 31, 2006, respectively. This compares to a net income from continuing operations of $90,381 and $105,555 for the same periods in 2005. The three month increase in income from continuing operations is due primarily to a concentration of higher gross margin revenues during the period. The decrease in income from continuing operations for the six months is due primarily to an increase in selling, general and administrative expenses during the period.

Gross margins for the Company increased from 30.01% and 30.18% for the three and six months ended January 31, 2005, respectively, to 42.99% and 32.16% for the three and six months ended January 31, 2006, respectively. Gross margins increased as the result of receiving orders with higher gross margin.

Inventories have increased in raw materials, work in process and finished goods during the six months ended January 31, 2006. The increase in inventories is a result of a $2.5 million contract awarded to the Company on October 12, 2005. The significant increase was required to support the manufacturing of this contract.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES



Selling, general and administrative expenses as a percent of revenues increased from 22.65% and 23.99% for the three and six months ended January 31, 2005, respectively to 31.92% and 32.04% for the three and six months ended January 31, 2006, respectively. The change for the six months is a result of an increase in expenses due to efforts to increase future sales and the issuance of stock to employees.

The following table represents the changes [increase/(decrease)] in operating revenues, operating income/(loss) and income/(loss) from continuing operations by the respective industry segments when compared to the previous period:

                                  Three months ended          Six months ended
                                   January 31, 2006           January 31, 2006
                               ------------------------   ------------------------
                                Increase/                  Increase/
                               (Decrease)      Percent    (Decrease)      Percent
                               ----------    ----------   ----------    ----------
Operating revenue:
------------------
   Utility Products            $   50,358         10.88%  $  (24,737)        (2.34%)
   Contract Manufacturing         266,222         13.30%     115,229          3.24%
                               ----------    ----------   ----------    ----------
   Total sales                 $  316,580         12.85%  $   90,492          1.96%
                               ==========    ==========   ==========    ==========
Operating income (loss):
------------------------
   Utility Products            $  (84,286)        NA      $ (127,690)        NA
   Contract Manufacturing         636,512         NA         238,706         NA
                               ----------    ----------   ----------    ----------
Income from operations            552,226         NA         111,016         NA
General corporate expenses       (425,584)        NA        (391,356)        NA
Minority interest in
subsidiary                         (1,797)        NA          39,586         NA
Other income, net                   2,912         NA         161,584         NA
                               ----------    ----------   ----------    ----------
Net  income (loss) from
continuing operations             127,756         NA         (79,171)        NA
                               ----------    ----------   ----------    ----------
Discontinued operations, net
of tax                               --           NA         (39,372)        NA
                               ----------    ----------   ----------    ----------
Net income (loss)              $  127,756         NA      $ (118,543)        NA
                               ==========    ==========   ==========    ==========

Utilities Products - This segment reported an increase/(decrease) in revenue of $50,358 and ($24,737) with operating income being reduced by ($84,286) and ($127,690) for the three and six months ending January 31, 2006, respectively. The increase in revenue for the three months ended was the result of an increase in customer demand concentrated in the three months ended January 31, 2006. The decrease in operating profit is primarily due to increased engineering activities to develop new products.

This segment acquired a product line that it has branded Co-Pilot (TM). This product is used in combination with the segment's other instrumentation to allow a gas utility operator to remotely monitor and control pressure and flow in a gas pipeline. It also commercialized one of its product research and development efforts, introducing a new gas odorization system branded Smart Drip (TM).

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


Contract Manufacturing - In this segment, revenues increased $266,222 and $115,229 while operating profit increased by $636,511 and $238,708 for the three and six months ended January 31, 2006, respectively. These increases were due primarily to the additional revenue from the $2.5 million contract awarded to this segment, of which, $0.8 million in revenues was recognized during the three months ended January 31, 2006.

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

Corporate overhead expenses increased by $425,584 and $391,356 for the three and six months ended January 31, 2006 (respectively), relative to the corresponding three and six month periods respectively in the prior year. This increase is primarily the result of stock issued to employees.

Other income increased by $2,912 and $161,584 for the three and six months ended January 31, 2006 (respectively), relative to the same periods in the prior year. The net increase is due primarily to a gain on investment the Company recorded during the six months ended January 31, 2006.

During the fiscal year ending July 31, 2005, the Company accepted 11,915,712 shares of Logic Metals Technology, Inc. common stock in satisfaction of debt at a rate of $0.13 per share. This increased the position of the Company from 80% to 98.1% ownership of Logic Metals Technology, Inc.

Liquidity and Capital Resources

The Company's current assets are $5,139,043 at January 31, 2006, as compared to $2,755,969 at July 31, 2005, which is an increase of $2,383,074. Current liabilities increased from July 31, 2005 to January 31, 2006 by $1,965,222, contributing to an increase in working capital (current assets less current liabilities) to ($59,104) at January 31, 2006 as compared to ($476,956) at July 31, 2005. This is primarily the result of a significant increase in inventories with minimal increase to current liabilities.

During fiscal year ending 2005, the IRS approved the transfer of equity of $125,000 in the Paris, TX building and 20 acres to the Retech pension plan as a contribution. See Note F for additional information.

The Company may seek additional private placement of its public equity. Management believes that, if required, it can attract investment capital of up to $2,000,000 based on the Company's business strategy. The amount of equity the Company would offer would depend in part on share/conversion price, discount or premium on current market share price and dilution prospects. While management believes that, if needed, the Company could obtain the above funding, there is no assurance that this would occur. Failure to do so could slow the growth of the Company.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


Capital Expenditures

For fiscal 2006, the Company anticipates capital expenditures in the Contract Manufacturing segment as additional capacity is required to meet customer requirements. The Company has budgeted approximately $200,000 for these expenditures.

The Company leases its primary facility from Interfederal. The lease agreement includes the option for the Company to purchase the facility, which it intends to do on or before the expiration date of the option. The terms of the option are the purchase price is $3,600,000 and the closing costs are to be paid by the seller exclusive of the purchaser's financing costs and the FMV appraisal. The expiration date of the option is January 31, 2006. The option was not exercised by the Company prior to January 31, 2006, but a six month extension was granted by Interfederal.

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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

PART II

ITEM 1.  LEGAL PROCEEDINGS

Electric & Gas Technology, Inc., Retech, Inc. and Hydel Enterprises, Inc. (Plaintiffs) vs. Nathan Mazurek, American Circuit Breaker Corp. and Provident Group, Inc. (Defendants). Plaintiffs allege the non-payment of a note to Retech, Inc. and unpaid accounts receivable to Hydel Enterprises, Inc. A settlement agreement was reached but the defendant did not perform. Subsequently, on November 10, 2005, the matter had been decided in a Delaware court, and the Company has settled for $170,000. These funds were received by the Company during the six months ended January 31, 2006.

ELGT encourages all interested parties to use public access sources such as PACER (http://pacer.psc.uscourts.gov/) to confirm facts related to these and any legal proceeding.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 12, 2006, the Company sold and issued three hundred seventy five thousand (375,000) shares of Common Stock at a price of $0.60 per share and a Warrant for the purchase of one million one hundred twenty five thousand (1,125,000) shares of Common Stock to Vision Opportunity Master Fund, Ltd. for the purpose of increasing working capital These securities were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

The Warrant provides for the purchase of three hundred seventy five thousand (375,000) shares of Common Stock at an exercise price of $1.00 (the Class A Warrant), three hundred seventy five thousand (375,000) shares of Common Stock at an exercise of $1.38 (the Class B Warrant) and three hundred seventy five thousand (375,000) shares of Common Stock at an exercise price of $1.75 (the Class C Warrant). All warrants have a term expiring three (3) years from the date of issuance

In addition, an Over-Allotment Option was issued to Vision Opportunity Master Fund, Ltd., allowing the Holder the right to acquire, (a) up to an additional 357,000 shares of Common Stock (subject to adjustment as a result of stock splits, stock dividends and other similar events) at a price per share of $0.60 and (b) a warrant to purchase a number of shares of Common Stock equal to the number of Additional Shares acquired upon exercise of such right at an exercise price of $1.38 per share. The Holder may exercise such right, in whole or in part, at any time during the period commencing on the Closing Date and ending on the date that is four (4) months after the date that the registration statement covering the Warrant Stock and the shares of capital stock of the Company issued pursuant to the Purchase Agreement is declared effective.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES




ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

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

(b)  Reports on Form 8-K.

     On January 12, 2006, the Company filed a form 8-K disclosing that is had sold and issued three hundred seventy-five thousand (375,000) shares of Common Stock at a price of $0.60 per share and a Warrant for the purchase of one million one hundred twenty-five thousand (1,125,000) shares of Common Stock to Vision Opportunity Master Fund, Ltd.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRIC & GAS TECHNOLOGY, INC.

/s/ Daniel A. Zimmerman
-----------------------
Daniel A. Zimmerman
President and
Chief Executive Officer
Dated: March 16, 2006