Form 10QSB
period 2006-04-30
ELECTRIC & GAS TECHNOLOGY INC
filed 2006-06-19
CIK 785819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: April 30, 2006

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________to________________

                  --------------------------------------------

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

The number of shares outstanding of each of the Issuer's Classes of Common Stock, as of April 30, 2006:

Common - $0.01 Par Value - 8,282,461

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES



Index to Form 10-QSB
For the Quarter Ended April 30, 2006
Part I - Financial Information                                              Page
      Item 1.     Condensed Consolidated Financial Statements:



        (a)  Condensed Consolidated Balance Sheets at April 30, 2006
        (unaudited) and July 31, 2005                                          3

        (b) Condensed Consolidated Statements of Operations for the
        three and nine months ended April 30, 2006 (unaudited) and
        April 30, 2005 (unaudited)                                             4

        (c) Condensed  Consolidated Statement of Changes in Stockholders'
        Equity for the nine months ended April 30, 2006 (unaudited)            5

        (d) Condensed Consolidated  Statements of Cash Flows for the nine months ended April 30, 2006 (unaudited) and April 30, 2005
        (unaudited)                                                            6

        (e)  Notes to Condensed Consolidated Financial Statements
        (unaudited)                                                         7-13

      Item  2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   14-18

      Item 3.  Controls and Procedures                                        18

Part II - Other Information
      Item 1.  Legal Proceedings                                              19

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    19

      Item 3.  Defaults Upon Senior Securities                                20

      Item 4.  Submission of Matters to Vote of Security Holders              20

      Item 5.  Other Information                                              20

      Item 6.  Exhibits and Reports on Form 8-K                               21

      Signature (Pursuant to General Instruction E)                           21

  All other items called for by the instructions are omitted as they are either not applicable, not required, or the information is included in the Condensed
                     Financial Statements or Notes thereto.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  April 30, 2006    July 31, 2005
                                                                  --------------    --------------
                                                                    (Unaudited)
                                      ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                      $        1,121    $      200,455
   Accounts receivable, net                                            1,778,443         1,038,591
   Inventories                                                         2,819,343         1,476,209
   Prepaid expenses                                                      136,565            40,714
   Other assets - current                                                 64,806              --
                                                                  --------------    --------------
                 Total current assets                                  4,800,278         2,755,969
                                                                  --------------    --------------
PROPERTY, PLANT AND EQUIPMENT, net                                     1,656,810         1,628,364
                                                                  --------------    --------------
OTHER ASSETS
   Certificates of deposit, pledged                                      100,000           101,970
   Assets held for sale                                                  413,025           408,650
   Due from affiliates - net                                             602,536           664,533
   Other assets                                                          148,208           126,718
                                                                  --------------    --------------
           Total other                                                 1,263,769         1,301,871
                                                                  --------------    --------------
TOTAL ASSETS                                                      $    7,720,857    $    5,686,204
                                                                  ==============    ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                  $    1,516,466    $      974,259
   Accounts payable                                                    2,499,195         1,186,075
   Accrued liabilities                                                   509,638           310,252
   Customer deposits                                                     130,000              --
   Payable to officers                                                    25,460            38,876
   Current maturities of long-term obligations                           474,747           491,221
   Current portion of minimum pension liability                          160,634           160,634
   Liabilities of discontinued operations                                 71,608            71,608
                                                                  --------------    --------------
           Total current liabilities                                   5,387,748         3,232,925
                                                                  --------------    --------------
LONG-TERM OBLIGATIONS
   Long-term obligations, less current maturities                        996,379         1,124,167
   Minimum pension liability                                           1,122,012         1,069,012
                                                                  --------------    --------------
       Total long-term obligations                                     2,118,391         2,193,179
                                                                  --------------    --------------
Minority interest in subsidiary                                            5,283             3,206
                                                                  --------------    --------------

STOCKHOLDERS' EQUITY
   Preferred stock, $10 par value, 5,000,000 shares authorized, none issued
   Common stock, $.01 par value, 30,000,000 shares authorized,
       issued 8,282,461 and 7,326,979 shares respectively                 82,825            73,270
   Additional paid-in capital                                         10,226,578         9,655,826
   Accumulated deficit                                                (8,870,322)       (8,242,556)
   Accumulated comprehensive losses                                   (1,229,646)       (1,229,646)
                                                                  --------------    --------------
                 Total stockholders' equity                              209,435           256,894
                                                                  --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    7,720,857    $    5,686,204
                                                                  ==============    ==============


   See accompanying notes to the condensed consolidated financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                      Three months ended            Nine months ended
                                                           April 30,                     April 30,
                                                  --------------------------------------------------------
                                                      2006           2005           2006           2005
                                                  --------------------------------------------------------
Sales                                             $ 4,407,431    $ 2,024,000    $ 9,108,838    $ 6,634,915
Cost of goods sold                                  4,446,277      1,237,991      7,635,940      4,457,115
                                                  --------------------------------------------------------
   Gross profit (loss)                                (38,846)       786,009      1,472,898      2,177,800

Selling, general and administrative expenses          624,944        795,014      2,131,333      1,901,109
                                                  --------------------------------------------------------

Income (loss) from operations                        (663,790)        (9,005)      (658,435)       276,691
                                                  --------------------------------------------------------

Other income (expense)
   Interest                                           (99,630)       (58,317)      (232,943)      (162,856)
   Gain on sale of assets                              73,281           --           73,281           --
   Settlement of civil action                            --             --          170,000        (49,000)
   Loss on investments                                   --             --           (1,970)          --
   Other income, net                                   24,760         24,688         24,378         50,978
                                                  --------------------------------------------------------
Total other income (expense)                           (1,589)       (33,629)        32,746       (160,878)
                                                  --------------------------------------------------------
Income (loss) from continuing operations before
    minority interest                                (665,379)       (42,634)        32,746        115,813
Minority interest in subsidiary                        11,229         44,262         (2,077)        (8,630)

Income (loss) from continuing operations             (654,150)         1,628       (627,766)       107,183
Discontinued operations, net of tax                      --             --             --           39,372
                                                  --------------------------------------------------------
Net income (loss)                                 $  (654,150)   $     1,628    $  (627,766)   $   146,555

Basic earnings (loss) per common share:
   Income (loss) from continuing operations       $     (0.09)   $      0.00    $     (0.08)   $      0.02
       Net income (loss)                          $     (0.09)   $      0.00    $     (0.08)   $      0.02
                                                  ========================================================

Diluted earnings (loss) per common share:
   Income (loss) from continuing operations       $     (0.08)           N/A    $     (0.08)           N/A
       Net income (loss)                          $     (0.08)           N/A    $     (0.08)           N/A
                                                  ========================================================



     See accompanying notes to condensed consolidated financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the nine months ended April 30, 2006
                                   (Unaudited)


                                                                                                     Accumulated
                                                   Common stock           Paid-in     Accumulated   comprehensive
                                               Shares        Amount       capital       deficit         losses          Total
                                            -----------   -----------   -----------   -----------    -----------    -----------
Balance at July 31, 2005                      7,326,979   $    73,270   $ 9,655,826   $(8,242,556)   $(1,229,646)   $   256,894

Common stock issued for interest on notes        25,000           250        18,025          --             --           18,275

Common stock issued for cash and warrants       375,000         3,750       209,682          --             --          213,432

Warrants issued for cash                           --            --          11,568          --             --           11,568

Common stock issued for services                363,175         3,632       207,535          --             --          211,167

Common stock issued for payment on note         192,307         1,923       123,942          --             --          125,865

Net income (loss)                                  --            --            --        (627,766)          --         (627,766)
                                            -----------   -----------   -----------   -----------    -----------    -----------

Balance at April 30, 2006                     8,282,461   $    82,825   $10,226,578   $(8,870,322)   $(1,229,646)   $   209,435
                                            ===========   ===========   ===========   ===========    ===========    ===========



















     See accompanying notes to condensed consolidated financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine months ended April 30,
                                                            2006            2005
                                                        ------------    ------------

Cash flows from operating activities:
   Net income (loss)                                    $   (627,766)   $    146,555
   Discontinued operations, net of tax                          --           (39,372)
                                                        ------------    ------------
   Net income (loss) from continuing operations             (627,766)        107,183
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
   Depreciation of property, plant and equipment             266,708         214,132
   Common stock issued for services                          211,167            --
   Loss on lawsuit                                              --            49,000
   Changes in operating assets and liabilities:
      Accounts receivable                                   (739,852)         15,532
      Inventories                                         (1,343,134)       (320,027)
      Prepaid expenses                                       (95,851)        (10,736)
      Other assets                                           (86,296)        (23,766)
      Accounts payable                                     1,313,120        (110,173)
      Customer deposits                                      130,000            --
      Accrued liabilities                                    199,386        (539,408)
      Accrued pension plan                                    53,000        (130,581)
                                                        ------------    ------------
Net cash used in operating activities                       (719,518)       (748,844)
                                                        ------------    ------------
Cash flows from investing activities:
   Purchase of property, plant and equipment                (295,154)       (603,071)
   Investments in affiliates                                  61,997          (7,280)
   Idle facility                                              (4,375)         (6,290)
   Certificates of deposits                                    1,970         326,523
                                                        ------------    ------------
Net cash used in investing activities                       (235,562)       (290,118)
                                                        ------------    ------------
Cash flows from financing activities:
   Proceeds for issuance of common stock and warrants        225,000            --
   Proceeds from officer                                     (13,416)         18,280
   Payments on long-term obligations                            (122)        (17,861)
   Net change in notes payable                               542,207         (16,491)
   Minority interest in subsidiary                             2,077           8,630
                                                        ------------    ------------
Net cash provided by (used in) financing activities          755,746          (7,442)
                                                        ------------    ------------
Net cash provided by discontinued operations                    --         1,264,260
                                                        ------------    ------------
Net increase (decrease) in cash and cash equivalents        (199,334)        217,856
Cash and cash equivalents - beginning of period              200,455          37,139
                                                        ------------    ------------
Cash and cash equivalents - end of period               $      1,121    $    254,995
                                                        ============    ============
Supplemental disclosures of cash flow information:
   Cash  paid during the period for interest            $    232,985    $    170,033
                                                        ------------    ------------
   Common stock issued for payment of long term debt    $    144,140    $       --
                                                        ------------    ------------


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

LMT, operating in the Contract Manufacturing segment, provides precision sheet metal fabrication and assembly for a diverse customer base, including telecom and networking cabinetry, electrical controls and other functional and aesthetic sheet metal applications. LMT has primarily grown the revenue from existing customers, but has added a manufacturers' representative to expand the customer base. Raw material generally consists of standard sheet metal and general purpose fittings and connectors available from general hardware and steel distributors. Currently, LMT has two customers that each represents approximately 25% of the Company's total revenue for the 9 months ended April 30, 2006.

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

For basic earnings per share purposes, for the nine months ended April 30, 2006 and 2005, weighted average common stock shares outstanding totaled 7,630,825 and 6,997,034, respectively. For diluted earnings per share purposes, for the nine months ended April 30, 2006, weighted average common stock shares outstanding totaled 8,174,328 and included shares relating to the assumed exercise of stock warrants.

NOTE C - INVENTORIES

     Inventories are comprised as follows:

                                      April 30, 2006    July 31, 2005
                                      --------------   --------------

           Raw materials              $    1,045,207   $      527,134
           Work in process                   778,581          302,122
           Finished goods                    995,555          646,953
                                      --------------   --------------
             Total inventory          $    2,819,343   $    1,476,209
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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


NOTE D- NOTES PAYABLE AND LONG-TERM OBLIGATIONS

On October 4, 2005, the Company entered into an agreement to borrow $125,000 bearing interest at 12%, maturing on April 4, 2006 from an individual third party accredited investor. The Company also issued 15,000 shares of the Company's common stock and 15,000 warrants to purchase common restricted shares of Form 144 stock for $1.50 per share. This note was satisfied in full with the issuance of 192,307 shares of the Company's common stock on March 22, 2006.

On November 7, 2005, the Company entered into two separate agreements to borrow $50,000 each, bearing interest at 12%, maturing on May 1, 2006 from two individual third party accredited investors. The Company also issued 5,000 shares of the Company's common stock for each agreement. The Company exercised the extension on these agreements.

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

During 2005, the Company sold its former executive offices at 13636 Neutron Road, Dallas, Texas, a 7,800 sq. ft. one story building. The Company is holding for sale the former Reynolds occupied and owned building situated on 40,000 square feet of land in Garland, Texas. The plant is a one story, concrete building containing approximately 15,500 square feet of floor space, which includes approximately 2,000 feet of office space. The building has a remaining mortgage of $346,991 with a local bank. The Company has replacement value insurance on the building. As the building is being held for sale, it is not being depreciated. However, prior depreciation for federal income tax and financial reporting was previously over a 40 year period on the straight line method. In addition, the Company also has included in assets held for sale, an idle facility located in Paris, Texas.

The total carrying value of the assets held for sale as of April 30, 2006 is the net book value of $413,025 and is included in long-term assets. Based on appraisals and independent comparative sales reports, the Company believes that the fair market value for these assets exceeds $400,000.

The following is the carrying value of assets held for sale and the corresponding liabilities at April 30, 2006. During the fiscal year ended July 31, 2005, the Company transferred $125,000 of equity value, in the form of a secondary lien, in the real estate related to the Paris, Texas building to the Retech Pension Plan, as described in Note F.

                             Carrying      Current      Long-term       Total
                              value      liabilities   liabilities   Liabilities
                           -----------   -----------   -----------   -----------
  Paris building           $   326,485   $    22,174   $   252,729   $   274,903
  Garland building              86,540        16,597       330,394       346,991
                           -----------   -----------   -----------   -----------
  Total                    $   413,025   $    38,771   $   583,123   $   621,894
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

The maker defaulted on the $1.25 million note. The Company sued for collection and subsequently entered into a Settlement Agreement. Again the maker failed to perform under this Agreement and has caused the Company to pursue further recourse. During the nine months ended April 30, 2006 the Company recorded and received the funds of a $170,000 settlement that was reached.

Failure to collect on the note previously had, in part, impaired the Company's ability to meet minimum funding requirements as a portion of the proceeds would have been used by the Company to support the Plan. The entire note was written off by the Company during FY 2002 and no portion of it was ever booked as an asset of the Plan.

The Plan began experiencing deficiencies when its asset values were diminished by poor stock market conditions and a steady decline in interest rates. Poor financial performance of the Company over consecutive years also contributed to the condition of the Plan. Since 2001, the Company has struggled to keep the Plan in line with minimum funding requirements. As the result of Retech's non-liquid status, it has been unable to currently fund the annual pension liability. The Company has recognized a minimum pension liability for the under-funded plan. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or reduction of stockholders' equity. The Plan's pension liability as of July 31, 2005, the date of the last actuarial valuation, was $1,229,646, resulting in a stockholders' equity reduction of $1,229,646. The Company has accrued $67,000 for the current year, through the quarter ended April 30, 2006.

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

                                          Three months ended             Nine months ended
                                               April 30,                     April 30,
                                      --------------------------    --------------------------
                                          2006           2005           2006           2005
                                      -----------    -----------    -----------    -----------
Operating revenues:
     Utility Products                 $   533,264    $   505,148    $ 1,565,137    $ 1,561,757
     Contract Manufacturing             3,874,167      1,518,852      7,543,701      5,073,158
                                      -----------    -----------    -----------    -----------
     Total sales                      $ 4,407,431    $ 2,024,000    $ 9,108,838    $ 6,634,915
                                      ===========    ===========    ===========    ===========
Operating income (loss):
     Utility Products                 $  (150,981)   $   (72,293)   $  (321,923)   $  (115,545)
     Contract Manufacturing              (370,997)       243,189        325,692        701,173
                                      -----------    -----------    -----------    -----------
Income (loss) from operations            (521,978)       170,896          3,769        585,628
General corporate expenses               (141,812)      (179,901)      (662,204)      (308,937)
Minority interest in subsidiary            11,229         44,262         (2,077)        (8,630)
Other income (expense), net                (1,589)       (33,629)        32,746       (160,878)
                                      -----------    -----------    -----------    -----------
Income (loss) from continuing
operations                               (654,150)         1,628       (627,766)       107,183
Discontinued operations, net of tax          --             --             --           39,372
                                      -----------    -----------    -----------    -----------
Net income (loss)                     $  (654,150)   $     1,628    $  (627,766)   $   146,555
                                      ===========    ===========    ===========    ===========


NOTE H - RELATED PARTY TRANSACTIONS

The following is a summary of advances to and from affiliated companies included in other assets at April 30, 2006 and July 31, 2005:


                                                          April 30, 2006     July 31, 2005
                                                          --------------    --------------
Net Due To/From Affiliates - Interfederal Capital, Inc.   $      602,536    $      664,533
                                                          ==============    ==============

Net Payable to Officers                                   $      (25,460)   $      (38,876)
                                                          ==============    ==============

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

Interfederal Capital, Inc. (Interfederal), a Texas corporation, is managed under a voting trust by S. Mort Zimmerman and ownership is held by his wife and four
(4) children. The Company leased facilities owned by Interfederal at a rate of $30,000 per month.

Interfederal,   S.  Mort  Zimmerman  individually  and/or  Daniel  A.  Zimmerman individually have guaranteed certain of the Company's lines of credit, real estate and equipment loans.

S. Mort Zimmerman, IFC Industries, M&M Trans Exchange, Comtec, Inc. and Glauber Management have agreed to consolidate their balances into the account of Interfederal Capital, Inc. for the purpose of legal offset. The consolidated balance of $602,536 due to the Company from Interfederal Capital, Inc. is recoverable when, and if, it exercises its option to purchase the real estate it currently leases from Interfederal, as described in Capital Expenditures. The offset occurred during the fiscal year ended July 31, 2005. The balance of $602,536 due from Interfederal is a payment by the Company toward the purchase of the facility it leases from Interfederal. Should the Company not be able to finance said purchase on or before the option expiration date, the amount of the offset due the Company will be recovered against lease payments due.

The Company has a payable of $25,460 that is due to Daniel A. Zimmerman as of April 30, 2006, compared to a $38,876 payable due as of July 31, 2005. These amounts were used to fund various payables of the Company.

The Company has pledged a certificate of deposit in the amount of $100,000 for a loan in the name of DOL Resources, Inc., a publicly held corporation in which Electric & Gas Technology, Inc. owns a 19.9% equity interest. The note is currently being serviced by Glauber Management, an affiliate of DOL, and the Company believes that Glauber has sufficient resources to continue servicing the debt. The carrying value on the balance sheet for DOL is $1 at April 30, 2006 and July 31, 2005.

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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


NOTE J - SUBSEQUENT EVENTS

On May 30, 2006, the Company filed its SB-2 Registration of Common Stock and Warrants. The application was accepted by the SEC on June 14, 2006. Included in the Registration Statement are 2,000,000 shares of "shelf stock" which the company will reserve for future "time to time" sale of equity and or for prospective acquisitions.

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

Results of operations

Summary. The Company reported revenues of $4,407,431 and $9,108,838 for the three and nine months ended April 30, 2006, respectively. This compares to revenues of $2,024,000 and $6,634,915 for the same periods in 2005. The increase in revenue is primarily attributed to an increase in customer demand, especially in the Contract Manufacturing segment, including a $2.5 million contract that was recognized as in revenue during the nine months ended April 30, 2006.

Gross margins for the Company decreased from 38.83% and 32.82% for the three and nine months ended April 30, 2005, respectively, to (0.88%) and 16.17% for the three and nine months ended April 30, 2006, respectively. Gross margins decreased primarily as the result of losses incurred on the $2.5 million contract.

Selling, general and administrative expenses as a percent of revenues decreased from 39.28% and 28.65% for the three and nine months ended April 30, 2005, respectively to 14.18% and 23.40% for the three and nine months ended April 30, 2006, respectively. The change is a result of additional efforts to reduce selling, general and administrative expenses to offset the losses incurred on the $2.5 million contract.

Total other income (expense) of ($1,589) and $32,746 for the three and nine months ended April 30, 2006, respectively, was reported by the Company. This compares to the total other expense of $33,629 and $160,878 for the same periods in 2005. The significant increase in total other income the nine months ended April 30, 2006 is due primarily to a gain on a settlement of a civil action during the first quarter of 2006.

The Company reported a net loss from continuing operations of $654,150 and $627,766 for the three and nine months ended April 30, 2006, respectively. This compares to a net income from continuing operations of $1,628 and $107,183 for the same periods in 2005. The loss is primarily due to a $2.5 million dollar contract that was a significant loss to the Company. The Company entered into the contract at minimal margins to gain the business. After the contract was finalized, significant raw material costs increased 30% or more. The Company was unable to terminate the contract when it was determined that the Company would sustain significant losses. The losses were compounded when production fell behind schedule due to material shortages and overtime was required to meet the contract demands.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


Inventories have increased in raw materials, work in process and finished goods during the nine months ended April 30, 2006. The increase in inventories is a result of the Company's increased efforts to reduce its manufacturing and delivery lead times based on customer demands. The Company's stock of frequently used material has been increased so that production may start when an order is placed and finished goods have been increased to allow immediate delivery on contract parts. Another factor for the increase in inventory as of April 30, 2006 is that the Company began manufacturing of a large cabinet order during the nine months ended April 30, 2006 that did not begin shipping until May.

The following table represents the changes [increase/(decrease)] in operating revenues, operating income/(loss) and income/(loss) from continuing operations by the respective industry segments when compared to the same periods in the previous year:

                                         Three months ended         Nine months ended
                                           April 30, 2006            April 30, 2006
                                      ------------------------   -----------------------
                                       Increase/                  Increase/
                                      (Decrease)      Percent    (Decrease)    Percent
                                      ----------    ----------   ----------    ---------
Operating revenue:
     Utility Products                 $   28,116          5.57%  $    3,380         0.22%
     Contract Manufacturing            2,355,315        155.07%   2,470,543        48.70%
                                      ----------    ----------   ----------    ---------
     Total sales                      $2,383,431        117.76%  $2,473,923        37.29%
                                      ==========    ==========   ==========    =========
Operating income (loss):
     Utility Products                 $  (78,688)       NA       $ (206,378)       NA
     Contract Manufacturing             (614,186)       NA         (375,481)       NA
                                      ----------    ----------   ----------    ---------
Income from operations                  (692,874)       NA         (581,859)       NA
General corporate expenses               (38,089)       NA          353,267        NA
Minority interest in subsidiary          (33,033)       NA            6,553        NA
Other income, net                         32,040        NA          193,624        NA
                                      ----------    ----------   ----------    ---------
Net income (loss) from continuing
operations                              (655,778)       NA         (734,949)       NA
                                      ----------    ----------   ----------    ---------
Discontinued operations, net of tax         --          NA          (39,372)       NA
Net income (loss)                     $ (655,778)       NA       $ (774,321)       NA
                                      ==========    ==========   ==========    =========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


Utilities Products - This segment reported an increase in revenue of $28,116 and $3,380 with operating income being reduced by $78,688 and $206,378 for the three and nine months ending April 30, 2006, respectively. The increase in revenue is the result of an increase in customer demand concentrated in the three months ended April 30, 2006. The decrease in operating profit is primarily due to increased engineering activities to develop new products.

This segment acquired a product line that it has branded Co-Pilot (TM). This product is used in combination with the segment's other instrumentation to allow a gas utility operator to remotely monitor and control pressure and flow in a gas pipeline. It also commercialized one of its product research and development efforts, introducing a new gas odorization system branded Smart Drip (TM).

Contract Manufacturing - In this segment, revenues increased $2,355,315 and $2,470,543 while operating profit decreased by $614,186 and $375,481 for the three and nine months ended April 30, 2006, respectively. This is a result of a $2.5 million dollar contract that was a significant loss to the contract manufacturing segment. The Company entered into the contract at minimal margins to gain the business. After the contract was finalized, significant raw material costs increased 30% or more. The Company was unable to terminate the contract when it was determined that the Company would sustain significant losses. The losses were compounded when production fell behind schedule due to material shortages and overtime was required to meet the contract demands.

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

Corporate overhead expenses increased (decreased) by ($38,089) and $353,267 for the three and nine months ended April 30, 2006 (respectively), relative to the corresponding three and nine month periods respectively in the prior year. The increase in the nine months ended April 30, 2006 is primarily the result of stock issued to employees. The reduction in overhead in the three months ended April 30, 2006 is due to a significant effort to reduce selling, general and administrative expenses throughout the Company.

Other income increased by $32,040 and $193,624 for the three and nine months ended April 30, 2006 (respectively), relative to the same periods in the prior year. The net increase is due primarily to a gain on investment the Company recorded during the nine months ended April 30, 2006.

During the fiscal year ending July 31, 2005, the Company accepted 11,915,712 shares of Logic Metals Technology, Inc. common stock in satisfaction of debt at a rate of $0.13 per share. This increased the position of the Company from 80% to 98.1% ownership of Logic Metals Technology, Inc.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


Liquidity and Capital Resources

The Company's current assets are $4,800,278 at April 30, 2006, as compared to $2,755,969 at July 31, 2005, which is an increase of $2,044,309. Current liabilities increased from July 31, 2005 to April 30, 2006 by $2,154,823, contributing to a decrease in working capital (current assets less current liabilities) to ($587,470) at April 30, 2006 as compared to ($476,956) at July 31, 2005. This is primarily the result of a significant increase in inventories with minimal increase to current liabilities.

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

Capital Expenditures

For fiscal 2006, the Company anticipates capital expenditures in the Contract Manufacturing segment as additional capacity is required to meet customer requirements. The Company has budgeted approximately $200,000 for these expenditures. During the three months ended April 30, 2006 the Company has made approximately $100,000 in capital expenditures. The capital expenditures include software for our existing machinery, a plasma welder and Fabrivision Quality Laser.

The Company leases its primary facility from Interfederal. The lease agreement includes the option for the Company to purchase the facility, which it intends to do on or before the expiration date of the option. The terms of the option are the purchase price is $3,600,000 and the closing costs are to be paid by the seller exclusive of the purchaser's financing costs and the FMV appraisal. The expiration date of the option is January 31, 2006. The option was not exercised by the Company prior to January 31, 2006, but a six month extension was granted by Interfederal. The Company is currently in discussions with a financing institution to obtain financing for the purchase of the facility.

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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

PART II

ITEM 1.  LEGAL PROCEEDINGS

Electric & Gas Technology, Inc., Retech, Inc. and Hydel Enterprises, Inc. (Plaintiffs) vs. Nathan Mazurek, American Circuit Breaker Corp. and Provident Group, Inc. (Defendants). Plaintiffs allege the non-payment of a note to Retech, Inc. and unpaid accounts receivable to Hydel Enterprises, Inc. A settlement agreement was reached but the defendant did not perform. Subsequently, on November 10, 2005, the matter had been decided in a Delaware court, and the Company has settled for $170,000. These funds were received by the Company during the nine months ended April 30, 2006.

ELGT encourages all interested parties to use public access sources such as PACER (http://pacer.psc.uscourts.gov/) to confirm facts related to these and any legal proceeding.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 12, 2006, the Company sold and issued three hundred seventy five thousand (375,000) shares of Common Stock at a price of $0.60 per share and a Warrant for the purchase of one million one hundred twenty five thousand (1,125,000) shares of Common Stock to Vision Opportunity Master Fund, Ltd. for the purpose of increasing working capital. These securities were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

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

On March 24, 2006, the Company issued one hundred ninety two thousand three hundred seven (192,307) shares of Common Stock as full satisfaction of a bridge loan. These securities were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

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

(b)  Reports on Form 8-K.

     On March 24, 2006, the Company issued one hundred ninety two thousand three hundred seven (192,307) shares of Common Stock as full satisfaction of a bridge loan. These securities were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.



SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRIC & GAS TECHNOLOGY, INC.

/s/ Daniel A. Zimmerman
-----------------------
Daniel A. Zimmerman
President and
Chief Executive Officer
Dated: June 19, 2006