Form 10KSB/A
period 2005-07-31
ELECTRIC & GAS TECHNOLOGY INC
filed 2006-08-10
CIK 785819

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

                         ELECTRIC & GAS TECHNOLOGY, INC.


                           By: /s/ George M. Johnston
                              -----------------------
                       George M. Johnston, Vice President
                           and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacity and on the date set-forth following their name:


       Signature            Capacity                                  Date
       ---------            --------                                  ----

/s/ S. Mort Zimmerman       Chairman                             August 10, 2006
- ---------------------
S. Mort Zimmerman


/s/ Daniel A. Zimmerman     President,                           August 10, 2006
------------------------    Chief Executive Officer And Director
Daniel A. Zimmerman


/s/ George M. Johnston      Vice President, Secretary            August 10, 2006
-----------------------     Chief Financial Officer And Director
George M. Johnston


/s/ Fred M. Updegraff       Director                             August 10, 2006
----------------------
Fred M. Updegraff

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
                                                         =========    =========

The Company files a consolidated tax return with its U.S. subsidiaries. The Company has a net operating loss carry-forward of approximately $13,115,501, which will expire from 2015 to 2018.

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