Form 10KSB
period 2006-07-31
ELECTRIC & GAS TECHNOLOGY INC
filed 2006-12-15
CIK 785819

U.S. SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended   July 31, 2006,  or
                                           -----------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                   to
                                   -----------------    -------------------

                 Commission File Number          014754
                                        -----------------------

                         ELECTRIC & GAS TECHNOLOGY, INC.
                 (Name of small business issuer in its charter)

             Texas                                                75-2059193
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended July 31, 2006 were $12,671,569. The aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $5,170,477 based on the closing bid price of the Registrant's Common Stock on December 11, 2006 of $0.60 per share.

As  of  December  11,  2006,   there  were  8,599,461  shares  of  common  stock
outstanding.

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

The Company has employed a strategy to merge operational functions wherever possible with the short term objective of operating a single manufacturing group serving both owned proprietary products and external customers through a common organization. As of July 31, 2006, the organizations have been consolidated and plans to migrate them to one manufacturing systems are underway.

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

Business of Issuer

The Company presently is the owner of 100% of Reynolds Equipment Company (Reynolds) and 100% of Logic Metals Technology, Inc. (LMT). Through its subsidiaries, the Company operates in two distinct business segments: (1) Utilities Products and (2) Contract Manufacturing.

Reynolds, operating in the Utilities Products segment, designs and markets products for natural gas measurement, metering and odorization, primarily for municipalities and publicly owned utility companies. Materials consist of proprietary circuit boards utilizing industry standard components, industry standard probes and hardware. The manufacturability of the boards are readily available through a large number of local low cost circuit board assembly operations. All other items are available through multiple vending sources. The products are primarily marketed directly by the Company and, to a lesser degree, through some manufacturers' representatives.

LMT, operating in the Contract Manufacturing segment, provides precision sheet metal fabrication and assembly for a diverse customer base, including telecom and networking cabinetry, electrical controls and other functional and aesthetic sheet metal applications. The Company uses some manufacturer's representatives, but has primarily grown the revenue from existing customers. Raw material generally consists of standard sheet metal and general purpose fittings and connectors.

available from general hardware and steel distributors. Currently, the Company has one customer from this segment that represents over 30% of its total revenue for the year ended July 31, 2006.

Research and Development is conducted in the Utilities Products segment. In this area, the Company spent approximately $37,000 in the last two years for the development of new products.

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

Employees

Reynolds employs a staff of approximately 19 personnel, including temporary employees to level production. No labor union or other labor association represents any of the employees, and relations with its employees are considered excellent. Reynolds has never experienced nor anticipates a strike or other work stoppage.

Contract Manufacturing Segment - Logic Metals Technology, Inc. (LMT)

History

LMT was incorporated in 2002 under the laws of the State of Texas and purchased the assets and assumed certain liabilities of Garland Manufacturing, Inc. of Garland, Texas. The Company acquired an 80% interest in LMT from an affiliate on January 1, 2003. Through added investment in LMT, and stock exchange with the minority shareholder, the Company now has a 100% interest. LMT operates as a contract supplier specializing in the cutting punching, forming and assembly of products manufactured primarily from sheets of steel, aluminum, copper and other metals and materials, requiring a high degree of fabrication and assembly accuracy.

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

Employees

LMT currently employs approximately 103 persons, including 5 in administrative and sales positions. None of the employees are represented by a labor union or other labor organization. LMT enjoys good relations with its employees and has never experienced a strike or work stoppage.

Item 2. Description of Properties.

The Company operates in a facility which it had been leasing, and was purchased July 28, 2006 from an affiliate. The plant is a one story concrete building containing approximately 144,000 square feet of air-conditioned floor space, which includes approximately 12,000 feet of office space located on 7 acres of land in Garland, Texas.

The Company is holding for sale the former Reynolds occupied and owned building situated on 40,000 square feet of land in Garland, Texas. The plant is a one story, concrete building containing approximately 15,500 square feet of floor space, which includes approximately 2,000 feet of office space. The building has a remaining mortgage of $326,077 to a local bank and is listed as other current assets with a value of $20,597. The Company has replacement value insurance on the building. As the building is being held for sale, it is not being depreciated. However, prior depreciation for Federal Income Tax and financial reporting was previously over a 40 year period on the straight line method. The real property tax for the year ending December 31, 2005 was $8,940.

During the fiscal year ended July 31, 2005, the Company transferred $125,000 of equity value, in the form of a secondary lien, in the real estate related to the 80,000 square foot one story concrete building located in Paris, Texas to fund the Retech Pension Plan. See Note 10 for additional information.

Item 3.  Legal Proceedings.

Electric & Gas Technology, Inc., Retech, Inc. and Hydel Enterprises, Inc. (Plaintiffs) vs. Nathan Mazurek, American Circuit Breaker Corp. and Provident Group, Inc. (Defendants). Plaintiffs alleged the non-payment of a note to Retech, Inc. and unpaid accounts receivable to Hydel Enterprises, Inc. A settlement agreement was reached but the defendant did not perform. Subsequently, on November 10, 2005, the matter has been decided in a Delaware court, and the Company has settled for and received payment of $170,000.

ELGT encourages all interested parties to use public access sources such as PACER (http://pacer.psc.uscourts.gov/) to confirm facts related to these and any legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

     (a)  Annual meeting of stockholders, March 30, 2007.

     (b)  Not applicable.

     (c)  Not applicable.

     (d)  Not applicable.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

     (a)  Principal Market

The Common Stock of the Registrant is traded in the Over-the-Counter Bulletin Board market of the National Association of Securities Dealers And Quotations (NASDAQ) under the symbol ELGT. As the filing of the year end report, Form 10KSB, was late as of November 15. 2006, the symbol has been changed to ELGTE.

     (b)  Stock Prices and Dividend Information

The following table sets forth the range of sales prices, by quarters, since August 1, 2003 as compiled by NASDAQ and representing prices between dealers which does not include retail markups or commissions, thus, such prices may not represent actual transactions.

Fiscal year ended July 31, 2005:                  High                 Low
                                                  ----                 ---
            First Quarter                         0.350               0.200
            Second Quarter                        0.550               0.160
            Third Quarter                         0.550               0.200
            Fourth Quarter                        1.250               0.330

Fiscal year ended July 31, 2006:                  High                 Low
                                                  ----                 ---
            First Quarter                         1.100               0.750
            Second Quarter                        0.900               0.560
            Third Quarter                         0.900               0.580
            Fourth Quarter                        1.260               0.760

The Company has paid no dividend on the Common Stock and payment of dividends in the foreseeable future is not anticipated.

As of July 31, 2006 there were 450 holders of record of the Common Stock of the Company, exclusive of beneficial ownership through brokerage firm nominee name.

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

Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. The Company continually evaluates its estimates, including those related to revenue recognition, accounts receivable and allowance for doubtful accounts, inventory valuations including pricing and obsolescence, deferred tax assets, property and equipment, investments, accrued expenses, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from these sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to the Company's business operations and the understanding of the Company's results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Accounts Receivable

The Company performs periodic credit evaluations of its customers' financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management's expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Normal accounts receivable are due 30 days after the issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. As of July 31, 2006, management has recorded an allowance for bad debts of $-0-. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

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

Results of Operations

The discussion below relates to the Company's operations during the fiscal years ended July 31, 2006 and 2005.

Summary. The Company reported revenue of $12,671,569 and $8,508,352 for fiscal years 2006 and 2005, respectively representing an increase of 48.9%. The increase in revenue is primarily the result of shipments in the third and fourth quarter to a single customer for $2,772,500, and the balance of $1,390,717 was increased requirements of the 2 largest customers in the third quarter.

The Company reported net income/(loss) of $(1,510,719) and $148,031 for fiscal years 2006 and 2005, respectively. The loss in net income is primarily attributed to a 1) 40% increase in metal prices in the third and fourth quarters without increases in pricing to our customers and 2) excessive use of overtime to complete the $2.77 million contract over a short time period. Management believes the sharp increase was the result of reconstruction after hurricane Katrina along with increased global demand.

The Company reported income/(loss) from operations of $(1,477,496) and $68,380 for fiscal years 2006 and 2005 respectively, resulting in a decrease of operating profit by $(1,545,876). This decrease is due primarily to the increase in sheet metal costs per pound and inability to pass the costs to the customers.

Gross  profit   margins  were  10.29%  and  30.51%  for  fiscal  2006  and  2005 respectively. Gross margins declined as the result of an increase of 40% in metal costs and excessive use of overtime.

Selling, general and administrative expenses as a percent of revenues were 21.95% and 29.71% for fiscal years 2006 and 2005 respectively. The improvement was primarily the result of an increase in sales while maintaining or reducing general and administrative expenses.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)


                                              For the years ended July 31,
                                              ----------------------------
                                          2006                          2005
                                          ----                          ----
                                Increase        Percent       Increase        Percent
                               (Decrease)       Change       (Decrease)       Change
                               -----------    -----------    -----------    -----------
Operating revenues             $ 4,163,217         49.27%    $ 2,152,844         33.87%
Operating income (loss)         (1,545,876)     (2260.71%)     1,837,618        103.86%
Earnings (loss) from
   operations                   (1,661,956)     (1119.92%)     2,389,776        106.60%

Net income (loss) per share          (0.21)     (1043.01%)          0.45        104.65%

The following table represents the changes [increase/(decrease)] in operating revenues, operating income and earnings from continuing operations before income taxes by the respective industry segments when compared to the previous period:

                                                For the years ended July 31,
                                ------------------------------------------------------------
                                           2006                             2005
                                ----------------------------     ---------------------------
                                  Increase                         Increase
                                 (Decrease)       Percent         (Decrease)      Percent
                                -----------    -------------     -----------   -------------
Operating revenues:
  Utilities Products            $     2,632             .12%     $   306,592          16.85%
  Contract Manufacturing          4,160,585           65.19%       1,846,252          40.70%

Total operating revenues        $ 4,163,217           48.93%     $ 2,152,844          33.87%

Operating income (loss):
  Utilities Products               (211,947)         677.82%         372,811          92.26%
  Contract Manufacturing         (1,022,749)        (203.76%)        144,190          40.30%

Total operating income (loss)    (1,234,696)        (262.33%)        517,001        1115.98%

General corporate expenses         (282,881)                                       1,320,617
Other (expense)                    (141,173)                                         552,158

Net income (loss)               $(1,658,750)                                   $   3,138,672
                                ===========                                    =============

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Utilities Products - This segment's reported revenues increased by $2,632 and $306,592 in fiscal 2006 and 2005, respectively, while operating income was (243,216) and ($31,269) for fiscal 2006 and 2005, respectively. While sales were essentially unchanged for the year, the company is investing in new products to expand the business.

The Chartless Data Recorder introduced in 2003 is beginning to be introduced into slots replacing aging mechanical recorders.

Contract Manufacturing - In this segment, revenues increased by $4,160,585 and $1,846,252 in fiscal years 2006 and 2005, respectively, while operating income/(loss) was ($520,806) and $501,943 for the same periods. The increase in sales was due primarily the large project to supply election cabinets to Cooke County Illinois, and expansion by a significant customer supporting the roll-out of GSM technology towers for cell phone services.

This segment is continuing the initiative to enhance its sales effectiveness and broaden its range of services offered. It is exploring opportunities to develop or acquire proprietary products. Current facilities and capital equipment base will support substantial increases in business.

During fiscal 2006, the Company exchanged 60,000 shares of the Company's common stock for the outstanding 250,000 shares outstanding of Logic Metals Technology, Inc. common stock. This increased the position of the Company from 98.1% to 100.0% ownership of Logic Metals Technology, Inc.

Liquidity and Capital Resources

Liquidity. Cash flow provided by (used in) operating activities amounted to $598,225 and $(580,896) for fiscal years 2006 and 2005, respectively. Operating cash flow has been supplemented by cash made available from the proceeds on the sale stock in the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Current assets of the Company totaled $4,620,753 at July 31, 2006, an increase of $1,841,539, or 66.3% of the balance at July 31, 2005. This increase is due to the higher sales level contributing to an increase in accounts receivable and inventory, and an investment on the last day of the fiscal period. Current liabilities increased from fiscal 2005 to fiscal 2006 by $1,853,728, resulting in an decrease in working capital (current assets less current liabilities) of ($12,189) to $(465,900) at July 31, 2006, a decrease of 2.69%. This decrease is primarily attributable to the losses of the company for the year ended July 31, 2006 and offset by investments, both in the form of sale of stock in the company and short term borrowing.

During fiscal 2006, the Company entered into an asset based credit facility which provides for a working line of up to $1,750,000. Although this was sufficient to support most of the Company's growth plans for 2006, changes in scope of certain current business and the recent successful addition of new business leads management to believe that a further improvement in this working line could significantly accelerate future growth. In order to accelerate the current plan and consider completing any acquisitions, it will probably be necessary to complete new financing that will include both debt and equity. There can, of course, be no assurances that the Company will be successful in raising additional investment or working capital, if needed, and failure to do so would slow its growth.

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

Capital Expenditures

The Company purchased equipment consisting of normal asset acquisitions and replacements totaling $243,207 and $584,176 during fiscal 2006 and 2005, respectively. The purchases in 2006 were primarily upgrades for welding machines and equipment to aid in meeting customer specifications in the metal contracting business. Additionally, the Company purchased the building at 3233 West Kingsley Road in Garland, Texas for $3,659,756.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

The Company does not anticipate additional capital expenditures in fiscal year 2007. Otherwise, expenditures should be in the ordinary course of replacing worn-out or obsolete machinery and equipment utilized by its subsidiaries. The Company may, from time to time, purchase such machinery and equipment provided such assets serve as additional collateral for outstanding loans to the Company (and its subsidiaries).

The Company has been leasing its primary facility from an affiliate, Interfederal, at a rate of $30,000 per month. The lease agreement included the option for the Company to purchase the facility, which it exercised on July 28, 2006.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Planned Improvements in Operations

1. The Company has reported substantial losses ($1.5 million) on revenues of $12.4 million in the current year end July 31, 2006. This compares to the prior year 2005 with a small net profit ($150,000) on lower revenues of $8.5 million. The current period losses are attributed to several primary drivers. These include: A large project representing 1/5th of annual revenue was plagued directly by
          a.   Underestimation  of costs resulting in too low of a selling price
          b.   Unexpected escalation of raw materials
          c. Too short of time to meet deadlines associated with the project resulted in excessive overtime.
          d. Negative impact on fulfillment of other customer orders and resulting diminished sales pipelines due to increasing lead times on new orders
          e.   Overextended management and technical resources.
2.   Focus on revenue build at the expense of profitability.
3.   Rising inventories combined with higher scrap rates
4.   Multiple new project introductions concurrent with above mentioned project.

Management believes that these losses are isolated and reversible. This belief is based upon:

1. Recent FYE 2005 demonstration of profitability at current revenue run rates.
2.   Management's demonstration of reversing years of prior losses.
3.   The Company's history of success in current lines of business.
4.   The Company's demonstrated ability to raise capital when necessary.
5. Avoidance of taking on projects of too large a scale and magnitude for the current organization to manage.
6. Improved cash flows resulting from rebuild of profitable backlogs with existing and new long term customers will result in lower cost of funds and access to more favorable financing terms.
7.   Open communication with vendors and creditors.

The Company has already made significant steps to stem negative trends:

1.   25% reduction in annual payroll ($775,000).
2.   No plans for additional capital expenditures.
3.   Attention to efficiency and productivity metrics
4.   Lower cost of occupancy of plant facilities.
5.   Sell down of inventories
6.   Checks and balances related to pricing estimates
7.   Greater sensitivity to raw material cost movement
8.   More frequent review of vendor contracts

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

In addition the company is evaluating its product lines for profitability, and focusing on markets that best leverage core competencies. It is also committed to strengthening its management team in key positions such as operations management, sales management, corporate controller and cost analysis.

The Company has a favorable capital structure relative to many microcap companies. Its strategic plan to combine organic growth with selective complimentary acquisition/merger of additional proprietary product lines serving utility company market remains viable, provided adequate capital resources become available.

These opinions are supported further by preliminary 1st qtr 2007 Oct 31, 2006 results indicating a positive net EBITDA on revenues of approximately $2.2 million.

The Company is in discussion with the affiliate regarding the exchange of the $479,917 note to an equity investment in the Company.

Item 7. Financial Statements and Supplementary Data.

Information required by this item appears in the Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm of Electric & Gas Technology, Inc. and Subsidiaries for July 31, 2006 and 2005 as listed under Item 14.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended July 31, 2006.

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

(a) During fiscal year ended July 31, 2006, the following persons served as directors of Registrant:

                                                                  Shares
                                                    Director   Beneficially      (%) of
Name and Age                       Position          Since        Owned       Outstanding
------------                       --------          -----        -----       -----------
S. Mort Zimmerman (79)     Chairman of the Board,    1985        883,075         10.71%
                           and Director                           (1)(2)

Daniel A. Zimmerman (45)   President, CEO and        1989       2,227,414        27.02%
                           Director                             (2)(3)(4)

George M. Johnston (61)    Vice  President, Chief    2002        119,000          1.44%
                           Financial Officer and
                           Director

Fred M. Updegraff (72)     Director                  1987         79,683          1.09%

All Officers and Directors, as a Group                          3,061,172        41.78%

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

None.

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

Committees

The Company does not have a compensation committee. Decisions concerning the compensation of our executive officers are made by the Board of Directors. The Board during fiscal 2006 participated in the Board's deliberations concerning executive officer compensation during the fiscal year ended July 31, 2006.

The company has made no Long Term Compensation payouts (LTIP or other)

The Board of Directors serves as the audit committee. There is no audit committee financial expert serving on the audit committee. However, the audit committee has the authority to hire a financial expert any time it has the need for expert financial advice.

Code of Ethics

In connection with the filing of this Form 10K-SB we have adopted a "Senior Financial Officers - Code of Ethics" that applies to all Electric & Gas Technology, Inc. employees and Board of Directors, including our principal executive officer and principal financial officer, or persons performing similar functions. A copy of our Code of Ethics is attached as an Exhibit to this Form 10-KSB. We intend to post the Code of Ethics and related amendments or waivers, if any, on our website at www.elgt.com. Information contained on our website is not a part of this report. Copies of our Code of Business Conduct and Ethics will be provided free of charge upon written request to Mr. George Johnston 3233
W. Kingsley Road, Garland, Texas 75041.

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


Item 10. Executive Compensation

Summary Compensation Table

                                                                                   Long Term Compensation
                                                                                   ----------------------
                                 Annual Compensation                            Awards                Payouts
                                 -------------------                            ------                -------

                                                                                  Number of
                                                                                    Shares
Name or principal                                                                  Covered    Long Term
-----------------                                        Other       Restricted       By      Incentive
                                                         Annual         Stock       Option      Plan        All Other
Position            Year      Salary      Bonus       Compensation     Awards       Grant      Payout     Compensation
--------            ----      ------      -----       ------------     ------       -----      ------     ------------

S. Mort             2006   $   -          $ -              $ -          $ -         $ -        $  -        $   -
Zimmerman

Daniel A.           2006    130,000         -                -            -           -           -        $   -
Zimmerman

George M            2006    100,000         -                -            -           -           -        $   -
Johnston

S. Mort             2005   $   -          $ -              $ -          $ -         $ -        $  -        $   -
Zimmerman

Daniel A.           2005    120,000         -                -            -           -           -        $   -
Zimmerman

S. Mort             2004     75,000 (a)     -                -            -           -           -        $5,100 (b)
Zimmerman

Daniel A.           2004    108,000         -                -            -           -           -        $9,112 (c)
Zimmerman

S. Mort             2003    193,760 (a)     -                -            -           -           -        $5,100 (b)
Zimmerman

Daniel A            2003    120,000         -                -            -           -           -        $9,112 (c)
Zimmerman

     S. Mort Zimmerman-Chairman of the Board.
     Daniel A. Zimmerman-President and Chief Executive Officer.
     George M. Johnston-Vice President and Chief Financial Officer.

     (a) A portion of the payments were made to an affiliate, Interfederal Capital, Inc., as a management fee and includes accrued and unpaid compensation of

$75,000 for fiscal year 2004, and 2003 respectively.
(b) Expense allowances.
(c) Company match of 401 (K) employee contributions and expense allowances.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     (a) The following tables sets forth the number of shares of Common Stock of holders of the Company known to the Company to be the beneficial owner of more than five (5%) percent of its Common Stock at July 31, 2006.

Name and Address                   Amount and Nature of          Percent of
----------------                     Beneficial Owner              Class
                                     ----------------              -----

S. Mort Zimmerman                         883,075                  10.71%
3233 W. Kingsley Road                     (1)(2)
Garland, Texas 75041

Daniel A. Zimmerman                      2,227,414                 27.02%
3233 W. Kingsley Road                    (2)(3)(4)
Garland, Texas 75041

     (b) The following table sets forth the number of shares of Common Stock of Registrant owned by all directors and officers as a group as of July 31, 2006:

Name and Address                            Amount and Nature of     Percent of
----------------                              Beneficial Owner         Class
                                              ----------------         -----

S. Mort Zimmerman                                  883,075             10.71%
Chairman of the Board                              (1)(2)

Daniel A. Zimmerman                               2,227,414            27.02%
President, CEO and Director                       (2)(3)(4)

George M. Johnston                                 119,000              1.44%
Vice President Finance and Director

Fred M. Updegraff                                  79,683                .97%
Director

All Officers and Directors, as a Group            3,309,172            40.15%

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


Item 12. Certain Relationships and Related Transactions

The following is a summary of advances to and from affiliated companies at July 31,:

                                                           2006        2005
                                                        ---------   ---------

Net Due To/From Affiliates-Interfederal Capital, Inc.   $(493,595)  $ 664,533
                                                        =========   =========
Net Payable to Officers                                 $    --     $ (38,876)
                                                        =========   =========

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


          (a)  Documents filed as part of this Report

     1.   Financial Statements

          Consolidated Financial Statements of Electric & Gas Technology, Inc. and Subsidiaries:

          (i)   Report of Independent Registered Public Accounting Firm.

          (ii)  Consolidated Balance Sheets at July 31, 2006.

          (iii) Consolidated Statements of Operations for the two years ended July 31, 2006 and 2005.

          (iv) Consolidated Statements of Changes in Stockholders' Deficit for the two years ended July 31, 2006 and 2005.

          (v) Consolidated Statements of Cash Flows for the two years ended July 31, 2006 and 2005.

          (vi)  Notes to Consolidated Financial Statements.

     2. Financial Statement Schedules Required by Item 8 of Form 10-KSB and paragraph (d) of Item 14

          None

     3.   Exhibits

          3.1 Articles of Incorporation of Registrant (filed as Exhibit 3.1 and

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

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

          14 Code of ethics for senior financial officers

          (b)  Reports on form 8-K

               None

Item 14. Principal Accountant Fees and Services.

The following discloses accounting fees and services that were billed.

                                                            2006      2005
                                                          -------   -------
Turner, Stone & Company, L.L.P                            $64,594   $61,601
LightfootGuestMoore - audit fees                             --       3,915
Total                                                     $64,594   $65,516
                                                          =======   =======
The audit committee has approved these fees

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ELECTRIC & GAS TECHNOLOGY, INC.


                           By: /s/ George M. Johnston
                               ----------------------
                  George M. Johnston, Executive Vice President
                           and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacity and on the date set-forth following their name:


       Signature             Capacity                          Date
       ---------             --------                          ----

/s/ S. Mort Zimmerman        Chairman                          December 15, 2006
------------------------
S. Mort Zimmerman


/s/ Daniel A. Zimmerman      President,                        December 15, 2006
------------------------       Chief Executive Officer
Daniel A. Zimmerman            And Director


/s/ George M. Johnston       Executive Vice President,         December 15, 2006
------------------------       Secretary Chief Financial
George M. Johnston             Officer And Director


/s/ Fred M. Updegraff        Director                          December 15, 2006
------------------------
Fred M. Updegraff

                         ELECTRIC & GAS TECHNOLOGY, INC.
                                AND SUBSIDIARIES



                                                                            Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-2

CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEET AT JULY 31, 2006                           F-3-4

     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
     JULY 31, 2006 AND 2005                                                  F-5

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     (DEFICIT) FOR THE YEARS ENDED JULY 31, 2006 AND 2005                  F-6-7

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
     JULY 31, 2006 AND 2005                                                F-8-9

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-10-31

             Report of Independent Registered Public Accounting Firm




To the Board of Directors and Stockholders of Electric & Gas Technology, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Electric & Gas Technology, Inc. and Subsidiaries (the Company) as of July 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity/(deficit) and cash flows for the two years ended July 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electric & Gas Technology, Inc. and Subsidiaries at July 31, 2006, and the consolidated results of their operations and cash flows for the two years ended July 31, 2006 and 2005 in conformity with United States generally accepted accounting principles.


Turner Stone & Company, L.L.P.

Certified Public Accountants
Dallas, Texas
December 12, 2006

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2006

ASSETS

CURRENT ASSETS

            Cash and cash equivalents                     $    536,723
            Accounts receivable trade                        1,774,113
            Inventories                                      2,197,959
            Prepaid expenses                                   111,958
                                                          ------------
                      Total current assets                   4,620,753
                                                          ------------
PROPERTY, PLANT AND EQUIPMENT, net

             Property, plant and equipment                   6,642,074
             Less accumulated depreciation                  (1,519,621)
                                                          ------------
                      Net property, plant and equipment      5,122,453
                                                          ------------
OTHER ASSETS

             Certificates of deposit, pledged (Note 12)        100,000
             Assets held for sale                              344,831
             Other assets                                      152,449
                                                          ------------
                      Total other                              597,280
                                                          ------------
TOTAL ASSETS                                              $ 10,340,486
                                                          ============




                             See accompanying notes

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                  July 31, 2006

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

         Notes payable                                            $  1,473,533
         Accounts payable                                            2,293,119
         Accrued liabilities                                           674,400
         Note payable to affiliate                                     493,595
         Current maturities of long-term obligations                   324,003
         Current portion of minimum pension liability                  288,499
         Liabilities of discontinued operations                         71,608
                                                                  ------------
                   Total current liabilities                         5,615,796
                                                                  ------------
LONG-TERM OBLIGATIONS
         Long-term obligations, less current maturities              4,411,430
         Minimum pension liability                                     898,043
                                                                  ------------
                   Total long-term obligations                       5,309,473
                                                                  ------------
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)
         Preferred stock, $10 par value, 5,000,000 shares
           authorized, none issued                                        --
         Common stock, $.01 par value, 30,000,000 shares
           authorized, issued and outstanding, 8,242,461 shares         82,425
         Additional paid-in capital                                 10,242,469
         Accumulated deficit                                        (9,753,096)
         Accumulated comprehensive losses                           (1,159,542)
                                                                  ------------
                   Total stockholders' equity (deficit)               (587,744)
                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $ 10,340,486
                                                                  ============


                             See accompanying notes


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Years ended July 31,
                                                            ----------------------------
                                                                2006            2005
                                                            ------------    ------------
Sales                                                       $ 12,671,569    $  8,508,352
Cost of goods sold                                            11,368,117       5,912,244
                                                            ------------    ------------
             Gross profit                                      1,303,452       2,596,108

Selling, general and administrative expenses                   2,780,948       2,527,728
                                                            ------------    ------------

Income (loss) from operations                                 (1,477,496)         68,380
                                                            ------------    ------------
Other income (expense)
             Interest                                           (317,381)       (236,227)
             Gain on sale of assets                               25,537         288,010
             Gain (loss) on legal settlements                    217,744         (47,950)
             Other income (expense), net                          40,877          79,024
                                                            ------------    ------------
Total other income (expense)                                     (33,223)         82,857
                                                            ------------    ------------

Income (loss) before minority interest                        (1,510,719)        151,237

Minority interest in subsidiary                                     --            (3,206)
                                                            ------------    ------------

Income (loss) before provision (benefit) for income taxes     (1,510,719)        148,031

Provision (benefit) for income taxes (Note 11)                      --              --
                                                            ------------    ------------

NET INCOME (LOSS)                                           $ (1,510,719)   $    148,031
                                                            ============    ============

Income (loss) available per common share                    $      (0.19)   $       0.02
                                                            ------------    ------------

Weighted average common shares outstanding                     7,797,210       7,140,507
                                                            ============    ============


                             See accompanying notes


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       Years ended July 31, 2006, and 2005

                                                           Common         Common        Paid-in       Accumulated
                                                           Shares         Stock         Capital         deficit
                                                        ------------   ------------   ------------    ------------
Balance at July 31, 2004                                   7,062,034   $     70,620   $  9,611,301    $ (8,390,587)
           Net income                                           --             --             --           148,031
           Accumulated comprehensive losses                     --             --             --              --
           Comprehensive income (loss)
           Reconciliation with transfer agent                 19,945            200           (200)           --
           Stock issued for interest on note                  70,000            700         17,150            --
           Stock issued for settlement                       150,000          1,500         21,450            --
           Stock issued for services                          25,000            250          6,125            --
                                                        ------------   ------------   ------------    ------------
Balance at July 31, 2005                                   7,326,979         73,270      9,655,826      (8,242,556)
                                                        ------------   ------------   ------------    ------------
           Net loss                                             --             --             --        (1,510,719)
           Accumulated comprehensive losses                     --             --             --              --
           Stock issued for cash                             375,000          3,750        221,250            --
           Stock exchanged for minority interest              60,000            600         59,400
           Stock issued for conversion-debt to equity        192,307          1,923        123,943
           Stock issued for employee incentive               250,000          2,500        152,500            --
           Stock issued for note interest                     25,000            250         21,250            --
           Stock issued for services                          13,175            132          8,300            --
                                                        ------------   ------------   ------------    ------------
Balance at July 31, 2006                                   8,242,461         82,425     10,242,469      (9,753,096)
                                                        ============   ============   ============    ============











                             See accompanying notes


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                       Years ended July 31, 2006 and 2005

                                                      Accumulated
                                                     comprehensive
                                                         losses
                                                   -----------------

                                                   Pension liability
                                                                             Treasury
                                                       Adjustment              Stock               Total
                                                   -----------------    -----------------    -----------------
Balance July 31, 2004                              $      (1,410,689)   $         (76,636)   $        (195,991)
      Net income                                                --                   --                148,031
      Accumulated comprehensive losses                       181,043                 --                181,043
                                                                                             -----------------
      Comprehensive income                                      --                   --                329,074
                                                                                             -----------------
      Treasury stock contributed to pension plan                --                 76,636               76,636
      Stock issued for interest on note                                                                 17,850
      Stock issued for settlement                                                                       22,950
      Stock issued for services                                 --                   --                  6,375
                                                   -----------------    -----------------    -----------------
Balance at July 31, 2005                                  (1,229,646)                --                256,894
      Net loss                                                  --                   --             (1,510,719)
      Accumulated comprehensive losses                        70,104                 --                 70,104
                                                                                             -----------------
      Comprehensive (loss)                                      --                   --             (1,437,654)
                                                                                             -----------------
      Stock issued for cash                                     --                   --                225,000
      Stock exchanged for minority interest                                                             60,000
      Stock issued for conversion-debt to equity                                                       125,865
      Stock issued for employee incentive                       --                   --                155,000
      Stock issued for interest on note                                                                 21,500
      Stock issued for services                                 --                   --                  8,432
Balance at July 31, 2006                           $      (1,159,542)   $            --      $        (587,744)
                                                   =================    =================    =================




                             See accompanying notes


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years ended July 31,
                                                                        2006           2005
                                                                    -----------    -----------
Cash flows from operating activities:
        Net income (loss)                                           $(1,510,719)   $   148,031

        Adjustments to reconcile net loss to
           net cash provided by (used in) operating activities:
             Depreciation of property, plant and equipment              382,842        298,935
             Expenses, primarily rent, accrued to affiliates            400,326           --
             Stock issued for services                                  163,432          6,375
             Stock issued for legal settlement                             --           22,950
             Stock issued for interest expense for loans                 21,500         17,850
             Non-cash portion of gain (loss) on legal settlements       (47,744)          --
             Gain on sale of building                                      --         (288,010)
             Changes in operating assets and liabilities:
                Accounts receivable                                    (735,522)        30,572
                Inventories                                            (721,750)      (409,503)
                Prepaid expenses                                        (81,015)        (2,622)
                Other assets                                             47,037       (263,894)
                Accounts payable                                      1,107,223       (102,117)
                Accrued liabilities                                     361,121       (350,645)
                Pension plan                                             27,000        201,636
                Minority interest in subsidiary                          (3,206)         3,206
                Changes in assets and liabilities of
                     discontinued operations                               --        1,285,461
                                                                    -----------    -----------

Net cash provided by (used in) operating activities                    (589,475)       598,225
                                                                    -----------    -----------

Cash flows from investing activities:
        Purchase of property, plant and equipment                      (198,979)      (584,176)
        Proceeds from sale of building                                     --          509,143
        Repayments received from (advances made to) affiliates          411,807       (160,921)
        Proceeds from insurance on idle facility                         63,819         (1,918)
        Certificates of deposit                                           1,970        399,046
                                                                    -----------    -----------

Net cash provided by investing activities                               278,617        161,174
                                                                    -----------    -----------

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                                                        Years ended July 31,
                                                         2006         2005
                                                      ---------    ---------
Cash flows from financing activities:
          Issuance of common stock                    $ 225,000    $    --
          Proceeds of long-term obligations             225,000         --
          Payable to officer                             29,234       16,376
          Payments on long-term obligations            (331,382)    (100,020)
          Increase in notes payable                     499,274     (512,439)
                                                      ---------    ---------

Net cash provided by (used in) financing activities     647,126     (596,083)
                                                      ---------    ---------

NET INCREASE IN CASH
          AND CASH EQUIVALENTS                          336,268      163,316

Cash and cash equivalents-beginning of year             200,455       37,139
                                                      ---------    ---------

Cash and cash equivalents - end of year               $ 536,723    $ 200,455
                                                      =========    =========

Supplemental disclosures of cash flow information:

Cash paid during the year for Interest                $ 320,626    $ 245,416
                                                      =========    =========
Non-cash transactions:


During the fiscal year ended July 31, 2006, the Company exchanged 60,000 shares of common stock for purchase of the remaining minority interest in LMT.

During the fiscal year ended July 31, 2006, the Company exchanged 192,307 shares of common stock for cancellation of debt of $125,866.

During the fiscal year ended July 31, 2006, the Company obtained financing of $150,067 for the purchase of property and equipment.

The Company acquired the land and building with the proceeds of a mortgage bank loan of $3,250,000 and a payoff of the receivable from affiliates of $277,885 during the year.

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

The Company has employed a strategy to merge operational functions wherever possible with the short term objective of operating a single manufacturing group serving both owned proprietary products and external customers through a common organization. As of July 31, 2006, the organizations have been consolidated and, with the elimination of the minority interest in the subsidiary, plans to migrate them to one manufacturing system are underway.

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

The Company presently is the owner of 100% of Reynolds Equipment Company (Reynolds) and 100% of Logic Metals Technology, Inc. (LMT). Through its subsidiaries, the Company operates in two distinct business segments: (1) Utilities Products and (2) Contract Manufacturing.

Reynolds, operating in the Utilities Products segment, designs and markets products for natural gas measurement, metering and odorization primarily for municipalities and publicly owned utility companies. Materials consist of proprietary circuit boards utilizing industry standard components, industry standard probes and hardware. The manufacturability of the boards are readily available through a large number of local low cost circuit board assembly operations. All other items are available through multiple vending sources. The products are primarily marketed directly by the Company and, to a lesser degree, through some manufacturers' representatives.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business. (continued)

LMT, operating in the Contract Manufacturing segment, provides precision sheet metal fabrication and assembly for a diverse customer base, including telecom and networking cabinetry, electrical controls and other functional and aesthetic sheet metal applications. The Company uses some manufacturer's representatives, but has primarily grown the revenue from existing customers. Raw material generally consists of standard sheet metal and general purpose fittings and connectors available from general hardware and steel distributors. Currently, the Company has one customer from this segment that represents over 36% of its total revenue for the year ended July 31, 2006.

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

Reclassifications

Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 presentation.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Accounting policies. (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results may vary from the estimates that are used.

Cash Equivalents

For purposes of the consolidate statements of cash flows, the Company considers any short-term cash investments with an original maturity of three months or less to be a cash equivalent.

Accounts Receivable

The Company performs periodic credit evaluations of its customers' financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management's expectations.

The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Normal accounts receivable are due 30 days after the issuance of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. As of July 31, 2006, management has recorded no allowance for bad debts. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Accounting policies. (continued)

Depreciation and Amortization

Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements whichever is shorter. Leased property under capital leases is amortized over the lives of the respective leases or over the service lives of the assets for those leases which substantially transfer ownership. The straight-line method of depreciation is followed for newly acquired assets and straight-line and accelerated methods have been used for older assets for financial reporting purposes. Accelerated methods are used for tax purposes.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed based on the following useful lives:
                                                                         Years
                                                                       ---------
         Machinery and equipment                                         3 - 15
         Buildings and improvements                                      4 - 33
         Furniture, fixtures and equipment                               3 - 10


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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Accounting policies. (continued)

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if accounts or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the years ended July 31, 2006 and 2005, dilutive earnings (loss) per common share is not presented since there exist no dilutive common stock equivalents.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) requires the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.

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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Accounting policies. (continued)

Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive loss consists of an accumulated net loss comprised of pension liability adjustment and is presented in the accompanying consolidated statements of changes in stockholders' equity (deficit). Such amounts are presented without tax effects due to unrecognized deferred tax assets. See Note 11. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations.

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

Product Warranties

The Company offers a two and four year warranty for certain utility products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company provides a basic limited warranty, including parts and labor, for those products. The Company's warranty expense has been minimal.

Shipping and Handling Costs

In accordance with the Emerging Issue Task Force ("EITF") issue 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company includes shipping and handling fees billed to customers as a credit (offset) to shipping costs in operating expenses and shipping and handling costs associated with outbound freight in operating expenses in the accompanying consolidated statements of operations. The shipping and handling costs associated with outbound freight in operating expenses were approximately $185,000 and $29,000 for the fiscal years ended July 31, 2006 and 2005 respectively. The increase was primarily caused by a one time cost related to an election supply cabinet order.

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

3. Inventories.

Inventories consisted of the following at July 31, 2006:

        Raw materials                                               $   939,848
        Work-in-process                                                 220,717
        Finished goods                                                1,197,394
        Allowance for obsolescence                                     (160,000)
                                                                    -----------
                                                                    $ 2,197,959
                                                                    ===========




4. Property, Plant and Equipment.

        Buildings, land and improvements                            $ 3,659,757
        Machinery and equipment                                       2,414,142
        Furniture, fixtures & equipment                                 568,175
                                                                    -----------
                                                                      6,642,074
        Less accumulated depreciation                                (1,519,621)
                                                                    -----------
        Net plant, property and equipment                           $ 5,122,453
                                                                    ===========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Notes Payable.

Notes payable consisted of the following at July 31, 2006.

        Note payable bank - Utilities Products (a)                    $  187,183
        Note payable bank - Contract Manufacturing (b)                 1,241,516
        Notes payable - other                                             44,883
                                                                      ----------
                                                                      $1,473,533
                                                                      ==========

The Company has a revolving credit agreement collateralized by 80% of accounts receivable and 30% of inventory with a major regional bank. The line has a lending cap of $1,750,000. The line supports both the Utilities Products and Contract Manufacturing segments.

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

     Information relating to short-term borrowing is as follows:

        Balance at end of year                                       $ 1,473,533
        Maximum borrowing                                            $ 1,473,817
        Average balance                                              $ 1,160,301
        Average effective interest rate                                    10.7%


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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Long-term Obligations.

Long-term obligations consist of the following at July 31, 2006:

      Mortgage  payable  to an  insurance  company  bearing
      interest at 7.125%, principal and interest are due in
      monthly  installments of $23,230 until July 24, 2031,
      secured by the  building and land.  Guaranteed  by an
      officer of the Company.                           (a)         $ 3,250,000

      Note payable to a pension plan,  bearing  interest at
      11%, due in monthly  installments  of  principal  and
      interest  of  $4,260   until   February   21,   2018.
      Guaranteed by the Small Business Administration.  (a)             269,655

      Note payable to a  shareholder,  bearing  interest at
      12.00%,  due in  monthly  installments  of $500.  (a)              50,000

      Note payable to a  shareholder,  bearing  interest at
      12.00%, due in monthly installments of $500.      (a)              50,000

      Mortgage payable to a bank bearing interest at 6.27%,
      principal   and   interest   are   due   in   monthly
      installments  of $3,186 until February 2018,  secured
      by the  building.  Guaranteed  by an  officer  of the
      Company.                                           (b)            342,940

      Note  payable to a bank,  bearing  interest at 5.44%,
      due in  monthly  installments  of $4,853  secured  by
      certain  equipment.  Guaranteed  by an officer of the
      Company and an officer of LMT.                    (c)             188,736

      Note  payable  to  a  bank  bearing  interest  at  an
      effective  rate of 5.5%,  principal  and interest are
      due in monthly  installments  of  $10,357  until July
      2007, secured by certain equipment.               (c)             123,572

      Note  payable to a bank,  bearing  interest at 9.95%,
      due in monthly  installments of $2,450 until November
      5, 2010, secured by certain equipment.  Guaranteed by
      an officer of the Company.                        (c)             104,686

      Note payable to a bank, bearing interest at 7.7%, due
      in monthly installments of $7,704 until September 10,
      2009, secured by certain equipment.  Guaranteed by an
      officer of the Company.                            (c)            265,615

      Note  payable to a bank,  bearing  interest at 8.56%,
      due in monthly  installments of $2,050 until February
      20, 2010, secured by certain equipment. Guaranteed by
      an officer of the Company.                        (c)              77,450

      Various other installment notes and capitalized lease
      obligations.                                      (c)              12,779
                                                                    -----------
Total amount of obligations                                           4,735,433

Less current maturities                                                (324,003)
                                                                    -----------
                                                                    $ 4,411,430
                                                                    ===========

The prime rate was 8.25% at July 31, 2006.

The aggregate annual principal payments are as follows:

        Year Ending July 31,

        2007                                                         $   324,003
        2008                                                             245,138
        2009                                                             250,686
        2010                                                             185,334
        2011                                                             132,868
        Thereafter                                                     3,597,404
                                                                     -----------
        Total                                                        $ 4,735,433
                                                                     ===========

(a) ELGT (b) Reynolds (c) LMT

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Accrued Liabilities.

     Accrued liabilities consisted of the following at July 31, 2006.

        Accrued payroll and related taxes                               $181,059
        Vacation pay                                                      33,248
        Payroll taxes, paid subsequent to year end                       286,534
        Property tax                                                     107,353
        Miscellaneous                                                     66,206
                                                                        --------
        Total accrued liabilities                                       $674,400
                                                                        ========

8. Commitments and Contingencies.

Concentration of Credit Risk

The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits are in excess of federally insured limits. The Company has not incurred losses related to its cash.

The Company sells a broad range of products to the electric and gas utility industries, and performs contract manufacturing for electronics and communications companies in the form of sheet metal forming and assembly. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. As of July 31, 2006, 37% and 32% of the accounts receivable balance is due from two customers. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company does not currently have reserves for potential credit losses and, based on history of current customer base, believes none is required.

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

8. Commitments and Contingencies (continued).

Product Liability Insurance

Reynolds has no insurance against risk of loss that may result from product liability. Management considers such potential losses as remote; accordingly, no provision has been made in the consolidated financial statements for any claims or possible claims that may arise.

9. Significant Customers.

During the years ended July 31, 2006 and 2005, the Company had three significant customers. The following table sets forth the sales generated by customers who accounted for more than 10% of the Company's total sales:

                                       2006                      2005
                                       ----                      ----
Customer A                              31%                       49%
Customer B                              21%                         *
Customer C                              18%                       14%

*  Less than 10%

10. Benefit Plans.

Retech sponsored a defined benefit pension plan that covered all of its hourly employees. The plan called for benefits to be paid to eligible employees at retirement based upon years of service and compensation rates near retirement. Retech's policy is to fund pension expenses accrued.

Pension expense for the years ended July 31,:

                                                            2006         2005
                                                         ---------    ---------

        Interest cost                                    $  75,937    $  74,268
        Actual return on assets held for the plan          (93,235)    (141,108)
        Net amortization of prior service cost,
          transition liability and net gain                   --           --
                                                         ---------    ---------
        Pension expense                                  $ (17,298)   $ (66,840)
                                                         =========    =========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Benefit Plans. (continued)

The following sets forth the funded status of the plan and the amounts shown in the accompanying consolidated balance sheet at July 31, 2006:

        Pension benefit obligations:
        Vested                                                      $ 1,305,619
        Non-vested                                                         --
                                                                    -----------

        Projected benefit obligation                                  1,305,619
        Fair value of assets held in plan                               776,316
                                                                    -----------
        Unfunded excess of projected benefit obligation
           over plan assets                                         $   529,303
                                                                    ===========

        Unrecognized net transition obligation                      $      --
        Unrecognized prior service costs                                   --
        Unrecognized net loss                                         1,159,542
        Pension (asset) liability recognized                           (630,239)
                                                                    -----------

        Accrued pension liability                                   $   529,303
                                                                    ===========


The following is a summary of the changes in the fair value of plan assets for the year ended July 31, 2006:

        Fair value of plan assets at beginning of year              $   728,937
        Actual return on plan assets                                     93,235
        Company contributions                                            26,000
        Benefits paid                                                   (71,856)
                                                                    -----------
        Fair value of plan assets at end of year                    $   776,316
                                                                    ===========

The following is a summary of the components of net benefit cost for each year:

                                                         2006           2005
                                                     -----------    -----------

        Interest cost                                $    75,937    $    74,268
        Expected return on plan assets                   (57,001)       (27,925)
        Amortization of prior service cost                  --             --
        Amortization losses                               56,085         60,789
                                                     -----------    -----------

        Net periodic benefit cost                    $    75,021    $   107,132
                                                     ===========    ===========

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10. Benefit Plans. (continued)

The Company has recognized a minimum pension liability for the under-funded plan. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or reduction of stockholders' equity. The Company recorded liabilities of $1,186,542 and a stockholders' equity reduction of $1,159,542 as of July 31, 2006. The Company must make its minimum required contribution of $288,499 to the plan no later than April 15, 2007.

Retech will terminate this plan upon funding its pension liability. The plan assets consist of common stock equities and government securities administered by the trust department of Comerica Bank, Dallas, Texas.

The assumed long-term rate of investment return and the interest rate for obligations used in determining the actuarial present value of accumulated plan benefits was 8.0% and 6.0% at July 31, 2006 and 8.0% and 6.0% at July 31, 2005, respectively.

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

The maker defaulted on the $1.25 million note. The Company sued for collection and subsequently entered into a Settlement Agreement. Again the maker failed to perform under this Agreement and has caused the Company to pursue further recourse. Legal proceedings are ongoing. Failure to collect on the note has in part impaired the Company's ability to meet minimum funding requirements as a portion of the proceeds would have been used by the Company to support the Plan. The entire note was written off by the Company during 2002 and no portion of it was ever booked as an asset of the Plan.

The Plan began experiencing deficiencies when its asset values were diminished by poor stock market conditions and a steady decline in interest rates. Poor financial performance of the Company over consecutive years also contributed to the condition of the Plan. Since 2001, the Company has struggled to keep the Plan in line with minimum funding requirements. As the result of Retech's non-liquid status, it has been unable to currently fund the annual pension liability. The Company has recognized a minimum pension liability for the under-funded plan. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or reduction of stockholders' equity. The Plan's pension liability as of July 31, 2006, the date of the last actuarial valuation, was $1,159,542, resulting in a stockholders' equity reduction of $1,159,542. The Company has accrued $75,000 through the year ended July 31, 2006.

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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Income Taxes.

Following is a reconciliation between reported income taxes and the amount computed by applying the statutory federal income tax rates to earnings (loss) before income taxes for the years ended July 31,:

                                                            2006         2005
                                                         ---------    ---------
        Benefit for income taxes at 34%
        federal statuatory rate                          $ 512,577    $ (50,331)
        Non-deductible compensation                         55,567        2,168
        Goodwill amortization                                1,360         --
        Effect of graduated rates                             --         22,500
        Change in valuation allowance                     (569,503)      25,663
                                                         ---------    ---------

        Income tax benefit (provision)                   $    --      $    --
                                                         =========    =========

The Company files a consolidated tax return with its subsidiaries. The Company has a net operating loss carry-forward of approximately $14,626,000, which will expire from 2010 to 2025.

The components of the net deferred tax (assets) liability included in the consolidated balance sheet are as follows at July 31, 2006:


        Net operating loss carryforward                             $ 5,704,000
        Depreciation                                                    193,000
        Provision for losses                                         (1,150,000)
        Valuation allowance                                          (4,747,000)
                                                                    -----------

                                                                    $      --
                                                                    ===========


The Company has provided a valuation allowance against its deferred tax asset of $1,458,000 for the year ended July 31, 2006, as it has determined that it is more likely than not that the temporary differences will not be utilized for tax purposes.

12. Related Party Transactions.

The following is a summary of advances to and from affiliated companies at July 31, 2006:


Note payable to affiliates-Interfederal Capital, Inc.               $   493,595

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Related Party Transactions. (continued)

Interfederal Capital, Inc. (Interfederal), a Texas corporation, is managed under a voting trust by Daniel A. Zimmerman and ownership is held by Mr. Zimmerman and four other family members. The Company leased its primary facility from Interfederal at a rate of $30,000 per month. The lease agreement included the option for the Company to purchase the facility, which it exercised on July 28, 2006 for $3,659,756.

Interfederal loaned the Company $479,542 on July 28, 2006 in the form of an unsecured note bearing 7.5% interest. This note is renewable monthly. Subsequent to July 31, 2006, Interfederal has advanced an additional $104,535 to the Company.

Interfederal,   S.  Mort  Zimmerman  individually  and/or  Daniel  A.  Zimmerman individually have guaranteed the Company's lines of credit, real estate and equipment loans that were obtained during the year ended July 31, 2006.

The Company has pledged a certificate of deposit in the amount of $100,000 for a loan in the name of DOL Resources, Inc., a publicly held corporation in which Electric & Gas Technology, Inc. owns a 19.9% equity interest. The note is currently being serviced, and the Company believes DOL has sufficient revenue to continue servicing the debt. The carrying value on the consolidated balance sheet for DOL is $1 at July 31, 2006.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Segment Information.

The Company's current business is primarily  comprised of two industry segments:
(i) The Utility Products segment, and (ii) The Contract Manufacturing segment. The Utility Products segment is comprised of Reynolds, which designs, manufactures and markets products for natural gas measurement, metering and odorization primarily for municipalities and publicly owned utility companies. The Contract Manufacturing segment consists of LMT which provides precision sheet metal fabrication and assembly for a diverse customer base, including telecom and networking cabinetry, electrical controls, and other functional and aesthetic sheet metal applications.

Following is a summary of segment information for the years ended July 31,:

                                                       2006            2005
                                                   ------------    ------------
        Sales to unaffiliated customers:
          Utilities Products                       $  2,128,429    $  2,125,797
          Contract Manufacturing                     10,543,140       6,382,555
                                                   ------------    ------------
                                                   $ 12,671,569    $  8,508,352
                                                   ============    ============
        Operating income (loss):
          Utilities Products                       $   (243,216)   $    (31,269)
          Contract Manufacturing                       (520,806)        501,943
                                                   ------------    ------------
                                                       (764,022)        470,674
        General corporate expenses                     (685,175)       (402,294)
        Other income (expense), net                     (61,522)         79,651
                                                   ------------    ------------
        Operating income (loss)                    $ (1,510,719)   $    148,031
                                                   ============    ============

        Identifiable assets:
          Utilities Products                       $  1,202,806
          Contract Manufacturing                      4,316,511
                                                   ------------
        Total Segment assets                          5,519,317
        General corporate assets                      4,821,169
                                                   ------------
        Total assets of continuing operations      $ 10,340,486
                                                   ============

        Capital expenditures:
          Utilities Products                       $       --      $      8,666
          Contract Manufacturing                        337,684         563,068
          General corporate                           3,458,974          12,442
                                                   ------------    ------------
                                                   $  3,796,658    $    584,176
                                                   ============    ============
        Depreciation and amortization:
          Utilities Products                       $     63,524    $     48,987
          Contract Manufacturing                        318,947         248,598
          General corporate                                 371           1,350
                                                   ------------    ------------
                                                   $    382,842    $    298,935
                                                   ============    ============

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Segment Information. (continued)

Utilities Products - This segment's reported revenues were $2,128,429 and $2,125,797 in fiscal 2006 and 2005, respectively, while the operating loss was ($243,216) and ($31,269) for fiscal 2006 and 2005, respectively. The revenue stayed relatively flat for the year, while manufacturing costs increased.

Contract Manufacturing - Reported revenues were $10,543,140 and $6,382,555 in fiscal years ended July 31, 2006 and 2005, respectively, while operating income/(loss) was $(520,806) and $501,943 for the same periods. The increase in revenue was primarily the result of one major project to build election supply cabinets. Additionally, one customer has begun ordering cabinets in support of the change to GSM technology in the cell phone service area.

Capital expenditures in this segment decreased from $563,068 in fiscal 2005 to $337,684 in fiscal 2006, for a decrease of $225,384. The purchases in 2006 were primarily in the welding area and quality measurement capabilities.

Operating income (loss) represents sales less operating expenses for each segment and excludes income and expenses of a general corporate nature. Identifiable assets by segment are those assets that are used in the Company's operations within that industry but exclude investments in other industry segments. General corporate assets consist principally of corporate cash, receivables from affiliates, investments and furniture and fixtures within the corporate offices and building.

14. Discontinued operations.

None.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Assets held for sale.

The Company included in assets held for sale an idle facility located in Paris, Texas and the 15,000 square foot facility located on Kirby Street in Garland, Texas. The Garland, Texas facility is listed for sale or lease and discussions are underway with several interested buyers. The Paris, Texas facility is still held for sale.

The total carrying value of the assets held for sale as of July 31, 2006 is the net book value of $344,831 and is included in long-term assets. Based on appraisals and independent comparative sales reports, the Company believes that the fair market value for these assets exceeds $500,000.

The  following  is  the  carrying   value  of  assets  held  for  sale  and  the
corresponding liabilities at July 31, 2006:

                            Carrying       Current      Long-term       Total
                              Value      liabilities   Liabilities   Liabilities
                           -----------   -----------   -----------   -----------

Garland building           $    20,597   $    16,863   $   326,077   $   342,940
Paris building                 324,234        22,761       246,894       269,655
                           -----------   -----------   -----------   -----------
Total                      $   344,831   $    39,624   $   572,971   $   612,595
                           ===========   ===========   ===========   ===========

16.  Stockholders' equity

On September 12, 2006, in accordance with and included in the Form SB-2 filed and accepted by the SEC on June 14, 2006, holders of warrants exercised a warrant for 357,000 shares at a price of $0.60 per share, for an equity investment in the Company of $214,200.

        ------------------------------------------------ -----------------------
        Shares outstanding at July 31, 2006                     8,242,461
        ------------------------------------------------ -----------------------
        Shares issued for warrants September 12, 2006             357,000
        ------------------------------------------------ -----------------------
        Shares outstanding at December 11, 2006                 8,599,461
        ------------------------------------------------ -----------------------