Form 10QSB
period 2006-10-31
ELECTRIC & GAS TECHNOLOGY INC
filed 2006-12-20
CIK 785819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended: October 31, 2006

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

The number of shares outstanding of each of the Issuer's Classes of Common Stock, as of October 31, 2006:

Common - $0.01 Par Value - 8,595,461

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

Index to Form 10-QSB
For the Quarter Ended October 31, 2006

Part I - Financial Information                                              Page

        Item 1.  Condensed Consolidated Financial Statements:

                 (a) Condensed  Consolidated Balance Sheets at October 31,
                 2006 (unaudited) and July 31, 2006                            3

                 (b) Condensed Consolidated Statements of Operations for
                 the three months ended October 31, 2006 (unaudited) and
                 October 31, 2005 (unaudited)                                  4

                 (c) Condensed Consolidated Statement of Changes in Stockholders' Deficit for the three months ended October
                 31, 2006 (unaudited)                                          5

                 (d) Condensed Consolidated Statements of Cash Flows for
                 the three months ended October 31, 2006 (unaudited) and
                 October 31, 2005 (unaudited)                                  6

                 (e) Notes to Condensed Consolidated Financial Statements
                 (unaudited)                                                7-13

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       13-16

        Item 3.  Controls and Procedures                                      16

Part II - Other Information

        Item 1.  Legal Proceedings                                            17

        Item 4.  Submission of Matters to Vote of Security Holders            17

        Item 6.  Exhibits and Reports on Form 8-K                             18

        Signature (Pursuant to General Instruction E)                         18

        Certifications                                                     19-22


All other items called for by the instructions are omitted as they are either not applicable, not required, or the information is included in the Condensed Financial Statements or Notes thereto.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                                         October 31, 2006     July 31, 2006
                                                                         ----------------    ----------------
                                                                            (Unaudited)
                                     ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                       $         92,475    $        536,723
         Accounts receivable, net                                               1,006,293           1,774,113
         Inventories                                                            2,392,547           2,197,959
         Prepaid expenses                                                          53,152             111,958
         Other assets - current                                                    11,438                --
                                                                         ----------------    ----------------
                 Total current assets                                           3,555,905           4,620,753
                                                                         ----------------    ----------------
PROPERTY, PLANT AND EQUIPMENT, net                                              5,007,387           5,122,453
                                                                         ----------------    ----------------
OTHER ASSETS
         Certificates of deposit, pledged                                         100,000             100,000
         Assets held for sale                                                     344,831             344,831
         Other assets                                                             148,528             152,499
                                                                         ----------------    ----------------
                 Total other                                                      593,359             597,280
                                                                         ----------------    ----------------
TOTAL ASSETS                                                             $      9,156,651    $     10,340,486
                                                                         ================    ================
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
         Notes payable                                                   $      1,011,376    $      1,473,533
         Accounts payable                                                       1,821,516           2,293,119
         Accrued liabilities                                                      535,847             674,400
         Note payable to affiliate                                                512,211             493,595
         Payable to officers                                                       20,000                --
         Current maturities of long-term obligations                              321,048             324,003
         Current portion of minimum pension liability                             288,499             288,499
         Liabilities of discontinued operations                                    71,608              71,608
                 Total current liabilities                                      4,582,105           5,618,757
                                                                         ----------------    ----------------
LONG-TERM OBLIGATIONS
         Long-term obligations, less current maturities                         4,308,337           4,411,430
         Minimum pension liability                                                898,043             898,043
                                                                         ----------------    ----------------
                 Total long-term obligations                                    5,206,380           5,309,473
                                                                         ----------------    ----------------

STOCKHOLDERS' DEFICIT
         Preferred stock, $10 par value,  5,000,000 shares authorized, none issued
         Common stock, $.01 par value, 30,000,000 shares authorized,
              issued 8,599,461 and 8,242,461 shares respectively                   85,995              82,425
         Additional paid-in capital                                            10,453,099          10,242,469
         Accumulated deficit                                                  (10,011,386)         (9,753,096)
         Accumulated comprehensive losses                                      (1,159,542)         (1,159,542)
                                                                         ----------------    ----------------
                 Total stockholders' deficit                                     (631,834)           (587,744)
                                                                         ----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $      9,156,651    $     10,340,486
                                                                         ================    ================


   See accompanying notes to the condensed consolidated financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                                       Three months ended
                                                                                           October 31,
                                                                                   --------------------------
                                                                                       2006           2005
                                                                                   --------------------------
Sales                                                                              $ 2,128,804    $ 1,921,113
Cost of goods sold                                                                   1,606,512      1,604,723
   Gross profit                                                                        522,292        316,390

Selling, general and administrative expenses                                           688,734        618,900
                                                                                   --------------------------

Loss from operations                                                                  (166,442)      (302,510)
                                                                                   --------------------------

Other income (expense)
   Interest                                                                            (99,253)       (62,067)
   Settlement of civil action                                                             --          170,000
   Other income (expense), net                                                           7,405           (382)
                                                                                   --------------------------
Total other income (expense)                                                           (91,848)       107,551
                                                                                   --------------------------
Net loss from continuing operations before minority interest                          (258,290)      (194,959)

Minority interest in subsidiary                                                           --
                                                                                                        3,206
                                                                                   --------------------------

Net loss                                                                           $  (258,290)   $  (191,753)
                                                                                   ==========================

Loss available per common share:
        Net loss                                                                   $     (0.03)   $     (0.03)
                                                                                   ==========================
   Weighted average common shares outstanding                                        8,454,307      7,337,903
                                                                                   ==========================


     See accompanying notes to condensed consolidated financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                   For the three months ended October 31, 2006

                                   (Unaudited)

                                  Common                                                        Accumulated
                                  stock                                                            Other
                                  shares          Common         Paid-in       Accumulated     Comprehensive
                                  issued          stock          capital         Deficit           Losses           Total
                              -------------   -------------   -------------   -------------    -------------    -------------
Balance at July 31, 2006          8,242,461   $      82,425   $  10,242,469   $  (9,753,096)   $  (1,159,542)   $    (587,744)

Stock issued for cash               357,000           3,570         210,630            --               --            214,200
Net loss                               --              --              --          (258,290)            --           (258,290)

Balance at October 31, 2006       8,599,461   $      85,995   $  10,453,099   $ (10,011,386)   $  (1,159,542)   $    (631,834)

                              =============   =============   =============   =============    =============    =============

















     See accompanying notes to condensed consolidated financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three months ended October 31,
                                                              2006             2005
                                                         -------------    -------------
Cash flows from operating activities:
         Net loss                                        $    (258,290)   $    (191,753)
         Adjustments to reconcile net loss
           to net cash used in operating activities:
         Depreciation of property, plant and equipment         115,066           87,623
         Stock issued as interest expense for loans               --             10,965
         Lawsuit                                                  --           (170,000)
         Changes in operating assets and liabilities:
                Accounts receivable                            767,820         (188,266)
                Inventories                                   (194,588)        (217,809)
                Prepaid expenses                                58,806          (40,029)
                Other assets                                    (7,517)          50,953
                Accounts payable                              (471,603)         124,646
                Customer deposits                                 --            385,582
                Accrued liabilities                           (138,553)        (105,018)
                Accrued pension plan                              --             (1,000)
Net cash provided by (used in) operating activities           (128,859)        (254,106)
Cash flows from investing activities:
         Purchase of equipment                                    --            (25,259)
         Investments in affiliates                              18,616           20,664
Net cash provided by (used in) investing activities             18,616           (4,595)
Cash flows from financing activities:
         Issuance of common stock                              214,200             --
         Proceeds from officer                                  20,000           47,530
         Payments on long-term obligations                    (106,048)         (57,651)
         Net change on notes payable                          (462,157)         189,610
         Minority interest in subsidiary                          --             (3,206)


Net cash provided by (used in) financing activities           (334,005)         176,283

Net increase (decrease) in cash and cash equivalents          (444,248)         (82,418)
Cash and cash equivalents - beginning of period                536,723          200,455
Cash and cash equivalents - end of period                $      92,475    $     118,037
                                                         =============    =============
Supplemental disclosures of cash flow information:
         Cash paid during the period for interest        $      99,253    $      70,174


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

The Company presently is the owner of 100% of Reynolds Equipment, Inc. (Reynolds) and Logic Metals Technology, Inc. (LMT). Through these subsidiaries, the Company operates in two distinct business segments: (1) Utilities Products and (2) Contract Manufacturing.

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

LMT, operating in the Contract Manufacturing sector, provides precision sheet metal fabrication and assembly for a diverse customer base, including telecom and networking cabinetry, electrical controls and other functional and aesthetic sheet metal applications. The Company uses some manufacturer's representatives, but has primarily grown the revenue from existing customers. Raw material generally consists of standard sheet metal and general purpose fittings and connectors available from general hardware and steel distributors. Currently, the Company has one customer that represented over 36% of its total revenue for the year ended July 31, 2006 and one contract that represented over 24%.

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

NOTE B - INVENTORIES

     Inventories are comprised as follows:

                                       October 31, 2006      July 31, 2006
                                       ----------------    ----------------

          Raw materials                $        894,149    $        939,848
          Work in process                       260,441             220,717
          Finished goods                      1,397,957           1,197,394
          Allowance for obsolescence           (160,000)           (160,000)
                                       ----------------    ----------------
            Total inventory            $      2,392,547    $      2,197,959
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

NOTE C- NOTES PAYABLE AND LONG-TERM OBLIGATIONS

On September 20, 2006, the Company entered into an agreement to borrow $125,000 bearing interest at 12%, maturing on March 20, 2007 from an individual third party accredited investor.

NOTE D - IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

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

The Company is holding for sale the former Reynolds occupied and owned building situated on 40,000 square feet of land in Garland, Texas. The plant is a one story, concrete building containing approximately 15,500 square feet of floor space, which includes approximately 2,000 feet of office space. The building has a remaining mortgage of $322,389 with a local bank. The Company has replacement

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

value insurance on the building. As the building is being held for sale, it is not being depreciated. However, prior depreciation for federal income tax and financial reporting was previously over a 40 year period on the straight line method.

The total carrying value of the assets held for sale as of October 31, 2006 is the net book value of $344,831 and is included in long-term assets. Based on appraisals and independent comparative sales reports, the Company believes that the fair market value for these assets exceeds $400,000. As of December 6, 2006, the Company has a contract for the sale of the building located at 410 South Kirby Street, in Garland, Texas. The offered price is $447,000, and the Company expects expenses to be approximately $37,000. This contract is cancelable, and the buyer may not perform, or may not be able to secure financing to complete the transaction.

The  following  is  the  carrying   value  of  assets  held  for  sale  and  the
corresponding liabilities at October 31, 2006.

                          Carrying      Current      Long-term       Total
                           value      liabilities   liabilities   Liabilities
                        -----------   -----------   -----------   -----------
     Paris building     $   324,234   $    22,761   $   243,264   $   266,025
     Garland building        20,597         9,861       322,389       332,250
     Total              $   344,831   $    32,622   $   565,653   $   598,275
                        ===========   ===========   ===========   ===========

NOTE E - CONTINGENCIES

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

The maker defaulted on the $1.25 million note. The Company sued for collection and subsequently entered into a Settlement Agreement. Again the maker failed to perform under this Agreement and has caused the Company to pursue further recourse. During the three months ended October 31, 2005 the Company recorded and subsequently received $170,000 in settlement.

Failure to collect on the note previously had, in part, impaired the Company's ability to meet minimum funding requirements as a portion of the proceeds would have been used by the Company to support the Plan. The entire note was written off by the Company during FY 2002 and no portion of it was ever booked as an asset of the Plan.

The Plan began experiencing deficiencies when its asset values were diminished by poor stock market conditions and a steady decline in interest rates. Poor financial performance of the Company over consecutive years also contributed to the condition of the Plan. Since 2001, the Company has struggled to keep the Plan in line with minimum funding requirements. As the result of Retech's

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

non-liquid status, it has been unable to currently fund the annual pension liability. The Company has recognized a minimum pension liability for the under-funded plan. The minimum liability is equal to the excess of the projected benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or reduction of stockholders' equity. The Plan's pension liability as of July 31, 2006, the date of the last actuarial valuation, was $898,043, resulting in a stockholders' equity reduction of $1,159,542.

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

NOTE F - INDUSTRY SEGMENT DATA

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


                                                         3 months
                                                        October 31,
                                                    2006           2005
                                                -----------    -----------
Operating revenues:
         Utilities Products                     $   473,023    $   518,767
         Contract Manufacturing                   1,655,781      1,402,346
         Total sales                            $ 2,128,804    $ 1,921,113

Operating income (loss):
         Utilities Products                     $    (2,673)   $   (17,969)
         Contract Manufacturing                      47,035       (142,036)
Total segment operating income (loss)                44,362       (160,005)
General corporate expenses                         (210,804)      (142,505)
Minority Interest in subsidiary                        --            3,206
Other income (expense), net                         (91,848)       107,551
Net income (loss)                               $  (258,290)   $  (191,753)
                                                ===========    ===========


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE G - RELATED PARTY TRANSACTIONS

The following is a summary of advances to and from affiliated companies included in other assets at October 31, 2006 and July 31, 2006:

                                                     October 31, 2006    July 31, 2006
                                                     ----------------   ----------------
Net Due To Affiliates - Interfederal Capital, Inc.   $        512,211   $        493,595
                                                     ================   ================

Net Payable to Officers                              $         20,000   $           --
                                                     ================   ================

Interfederal Capital, Inc. (Interfederal), a Texas corporation, is managed under a voting trust by S. Mort Zimmerman and ownership is held by his wife and four
(4) children. Interfederal has loaned the Company $493,595 as of July 31, 2006 and an additional 18,616 during the quarter ended October 31, 2006.

Interfederal, S. Mort Zimmerman individually and/or Daniel A. Zimmerman individually have guaranteed the Company's lines of credit, real estate and equipment loans that were obtained during the years ended July 31, 2003, 2005 and 2006.

The Company has a payable of $20,000 that is due to Daniel A. Zimmerman as of October 31, 2006 which was used to fund various payables of the Company.

The Company has pledged a certificate of deposit in the amount of $100,000 for a loan in the name of DOL Resources, Inc., a publicly held corporation in which Electric & Gas Technology, Inc. owns a 19.9% equity interest. The note is currently being serviced by Glauber Management, an affiliate of DOL, and the Company believes that Glauber has sufficient resources to continue servicing the debt. The carrying value on the balance sheet for DOL is $1 at October 31, 2006 and July 31, 2006.

NOTE H - REVENUE RECOGNITION POLICIES

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

NOTE I - SUBSEQUENT EVENTS

None.

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

Results of operations

Summary. The Company reported revenues of $2,128,804 for the three months ended October 31, 2006. This compares to revenues of $1,921,113 for the same period in 2005. The increase in revenue is primarily attributed to added customers in the Contract Manufacturing segment, while a slump in Utilities Products segment was the result of lower capital spending by utility companies.

The Company reported a net income from continuing operations of $44,362 for the three months ended October 31, 2006. This compares to a net loss from continuing operations of $(160,005) for the same period in 2005. The results are primarily due to renewed focus on product pricing resulting in higher margins and moving people from operation expense to corporate expense to meet expanded Sarbanes-Oxley requirements for public companies.

Gross margins for the Company increased from 16.47% for the three months ended October 31, 2005, to 24.53% for the three months ended October 31, 2006. Gross margins increased as the result of accepting orders with higher gross margins and renegotiation of existing contracts.

Inventories have increased in raw materials during the three months ended October 31, 2006 compared to October 31, 2005 by $195,255 and increased $603,059 in finished goods. Contracts with the major customers have "demand pull" requirements, obligating the Company to have certain inventory to provide products as required. The customers agree to take all of the requirements within the time of the projection, which is usually a rolling 6 months.

Selling, general and administrative expenses as a percent of revenues remained constant changing from 32.22% for the three months ended October 31, 2005, to 32.35% for the three months ended October 31, 2006.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

The following table represents the changes [increase/(decrease)] in operating revenues, operating income/(loss) and income/(loss) from continuing operations by the respective industry segments when compared to the previous period:

                                                    Three months ended
                                                     October 31, 2006
                                            Increase/ (Decrease)     Percent
                                            ===================    ===========
Operating revenues:
-----------------------------------------
            Utilities Products              $           (45,744)     (8.82%)
            Contract Manufacturing                      253,435      18.07%
            Total sales                     $           207,691      10.81%
Operating income (loss):
------------------------
            Utilities Products              $            15,296      NA
            Contract Manufacturing                      189,071      NA
Total segment operating income (loss)                   204,367      NA
General corporate expenses                              (68,299)     NA
Minority interest in subsidiary                          (3,206)     NA
Other income (expense)                                 (199,399)     NA
Net income (loss), net                      $           (66,537)     NA
                                            ===================    ===========

Utilities Products - This segment reported a decrease in revenue of ($45,744) with operating income being increased by $15,296 for the three month period ending October 31, 2006. The decrease in revenue was the result of softened demand for the electronic products. The increase in operating profit is the result of moving accounting and other administrative expenses to the corporate expense in line with consolidation of functions and to prepare to meet Sarbanes Oxley requirements.

This segment's core product, which is a volume corrector for industrial natural gas users, is approaching end of life, and a product (chartless data recorder or "CDR") introduced 3 years ago is beginning to be ordered. The Company has the first large order in house for this product.

Contract Manufacturing - In this segment, revenues increased $253,435 and operating profit was increased by $189,071 for the quarter ended October 31, 2006, as compared to the quarter ended October 31, 2005. These increases were due primarily to the expanded requirements from the second largest customer, while the largest customer declined slightly for the second consecutive year. The increase in profit is the result of the October 2005 increase in staffing in preparation for a contract to supply $2.5 million in cabinets by the middle of February 2006.

This segment has begun an initiative to enhance its sales effectiveness and broaden its range of services offered. It is exploring opportunities to develop or acquire proprietary products. Current facilities and capital equipment base will support substantial increases in business.

Corporate overhead expenses increased by $68,299 for the three months ended October 31, 2006, relative to the corresponding three month period in the prior year. This increase is primarily the result consolidation of administrative functions previously reported in the segments, and preparation for Sarbanes Oxley requirements.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

Other income decreased by $199,399 for the three months ended October 31, 2006 relative to the same period in the prior year. This net decrease is due primarily to a $170,000 gain on investment the Company recorded during the three months ended October 31, 2005.

During the fiscal year ending July 31, 2006, the Company exchanged 60,000 shares the Company's stock for the outstanding 250,000 shares of Logic Metals Technology, Inc. common stock. This increased the position of the Company from 98.1% to 100% ownership of Logic Metals Technology, Inc.

Liquidity and Capital Resources

The Company's current assets are $3,555,905 at October 31, 2006, as compared to $4,620,753 at July 31, 2006, which is a decrease of $1,064,848. Current liabilities also decreased from July 31, 2006 to October 31, 2006 by $1,036,652, contributing to a decrease in working capital (current assets less current liabilities) to ($1,026,200) at October 31, 2006 as compared to ($998,004) at July 31, 2006. This is primarily the result of payment of long term debt principal. The Company believes that it can generate sufficient cash to meet its working capital requirements.

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

Capital Expenditures

For fiscal 2007, the Company does not anticipate capital expenditures.

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

     (b) Changes in internal controls.

The Company has increased controls of cash management and expenditure approvals.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

PART II

ITEM 1.   LEGAL PROCEEDINGS

None.

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

None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRIC & GAS TECHNOLOGY, INC.
/s/ Daniel A. Zimmerman
-----------------------
Daniel A. Zimmerman
President and
Chief Executive Officer
Dated: December 20, 2006