Form 10QSB
period 2007-01-31
ELECTRIC & GAS TECHNOLOGY INC
filed 2007-03-23
CIK 785819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended: January 31, 2007

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

The number of shares outstanding of each of the Issuer's Classes of Common Stock, as of January 31, 2007:

Common - $0.01 Par Value - 8,599,461

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


Index to Form 10-QSB
For the Quarter Ended January 31, 2007
Part I - Financial Information                                              Page
          Item 1. Condensed Consolidated Financial Statements:

(a)  Condensed  Consolidated  Balance Sheets at January 31, 2007
     (unaudited) and July 31, 2006                                             3



(b)  Condensed  Consolidated  Statements  of Income for the three and six months ended January 31, 2007 (unaudited) and January 31, 2006
     (unaudited)                                                               4

(c)  Condensed  Consolidated  Statement of Changes in Stockholders'
     Deficit for the six months ended January 31, 2007 (unaudited)             5

(d)  Condensed  Consolidated  Statements  of Cash Flows for the six
     months ended January 31, 2007 (unaudited) and January 31, 2006
    (unaudited)                                                                6

(e)  Notes to Condensed Consolidated Financial Statements (unaudited)       7-13

          Item 2.  Management's  Discussion and Analysis of Financial
                   Condition and Results of Operations                     14-17

          Item 3.  Controls and Procedures                                    18

Part II - Other Information

          Item 1. Legal Proceedings                                           19

          Item 2. Unregistered Sales of Equity Securities and Use of
                  Proceeds                                                    19

          Item 3. Defaults Upon Senior Securities                             19

          Item 4. Submission of Matters to Vote of Security Holders           20

          Item 5. Other Information                                           20

          Item 6. Exhibits and Reports on Form 8-K                            21

          Signature (Pursuant to General Instruction E)                       21

          Certifications                                                   22-25

All other items called for by the instructions are omitted as they are either not applicable, not required, or the information is included in the Condensed
                     Financial Statements or Notes thereto.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                                                January 31, 2007        July 31, 2006
                                                                                ----------------        -------------
                                                                                   (Unaudited)
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                                 $       1,934        $    536,723
         Accounts receivable, net                                                        984,978           1,774,113
         Inventories                                                                   2,131,010           2,197,959
         Prepaid expenses                                                                 49,952             111,958
         Other assets - current                                                           23,894                -
                                                                                   -------------        ------------
                 Total current assets                                                  3,191,768           4,620,753
                                                                                   -------------        ------------
PROPERTY, PLANT AND EQUIPMENT, net                                                     4,674,104           5,122,453
                                                                                   -------------        ------------
OTHER ASSETS
         Certificates of deposit, pledged                                                100,000             100,000
         Assets held for sale                                                            349,149             344,831
         Other assets                                                                    302,886             152,449
                                                                                   -------------        ------------
                 Total other                                                             752,035             597,280
                                                                                   -------------        ------------
TOTAL ASSETS                                                                       $   8,617,907        $ 10,340,486
                                                                                   =============        ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
         Notes payable                                                             $     860,898        $ 1,473,533
         Accounts payable                                                              1,627,354          2,293,119
         Accrued liabilities                                                             735,072            674,400
         Note payable to affiliate                                                       411,432            493,595
         Payable to officers                                                              67,100               -
         Current maturities of long-term obligations                                     311,054            324,003
         Current portion of minimum pension liability                                    288,499            288,499
         Liabilities of discontinued operations                                           71,608             71,608
                                                                                   -------------        -----------
                 Total current liabilities                                             4,373,017          5,618,757
                                                                                   -------------        -----------
LONG-TERM OBLIGATIONS
         Long-term obligations, less current maturities                                4,271,391          4,411,430
         Minimum pension liability                                                       925,043            898,043
                                                                                   -------------        -----------
                 Total long-term obligations                                           5,196,434          5,309,473
                                                                                   -------------        -----------
STOCKHOLDERS' DEFICIT
         Preferred stock, $10 par value,  5,000,000 shares authorized,  none issued
         Common stock, $.01 par value, 30,000,000 shares authorized,
              issued 8,599,461 and 8,242,461 shares respectively                          85,995             82,425
         Additional paid-in capital                                                   10,365,959         10,242,469
         Accumulated deficit                                                         (10,243,956)        (9,753,096)
         Accumulated comprehensive losses                                             (1,159,542)        (1,159,542)
                                                                                   --------------       ------------
                 Total stockholders' deficit                                            (951,544)          (587,744)
                                                                                   --------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $   8,617,907        $10,340,486
                                                                                   ==============       ============


See accompanying notes to the condensed consolidated financial statements.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)
                                                                       Three months ended                   Six months ended
                                                                          January 31,                         January 31,
                                                                --------------------------------------------------------------------
                                                                     2007              2006               2007              2006
                                                                ------------       ------------       ------------     ------------
Sales                                                           $  1,887,292       $  2,780,294       $  4,016,096     $   4,701,407
Cost of goods sold                                                 1,504,546          1,584,940          3,111,058         3,189,663
                                                                --------------------------------------------------------------------
     Gross profit                                                    382,746          1,195,354            905,038         1,511,744

Selling, general and administrative expenses                         536,845            887,489          1,225,579         1,506,389
                                                                --------------------------------------------------------------------
Income from operations                                              (154,099)           307,865          (320,541)             5,355
                                                                --------------------------------------------------------------------
Other income (expense)
     Interest                                                        (81,051)           (71,246)          (180,304)        (133,313)
     Settlement of civil action                                         -                   -                  -             170,000
     Other income (expense), net                                       3,025             (1,970)           (10,430)          (2,352)
                                                                --------------------------------------------------------------------
Total other income (expense)                                         (78,026)           (73,216)          (169,874)           34,335
                                                                --------------------------------------------------------------------
Net income(loss)  from continuing  operations before minority
         interest                                                  (232,125 )           234,649           (490,415)           39,690
Minority interest in subsidiary                                         -               (16,512)              -             (13,306)
                                                                --------------------------------------------------------------------
Net income(loss)                                                $   (232,125)      $    218,137       $   (490,415)    $      26,384
                                                                ====================================================================
Basic earnings per common share:
         Net income(loss)                                       $      (0.03)      $       0.03       $      (0.06)    $
                                                                ====================================================================
    Weighted average common shares outstanding                     8,599,461          7,399,588          8,420,961         7,399,588
                                                                ====================================================================
See accompanying notes to condensed consolidated financial statements.



       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the six months ended January 31, 2007

                                   (Unaudited)



                                  Common                                                         Accumulated
                                  Stock                                                             Other
                                  Shares         Common        Paid-in        Accumulated       Comprehensive
                                  Issued         stock         Capital          Deficit             Losses                   Total
                                  ---------      ---------    ----------      -----------       -------------           ------------
Balance at July 31, 2006          8,242,461      $ 82,425     $10,242,469     $ (9,753,096)        $(1,159,542)         $  (587,744)

Stock issued for cash               357,000         3,570         210,630             -                   -                 214,200
Net loss                                -             -               -           (490,415)                -               (490,415)
                                  ---------      --------     -----------     -------------        ------------         ------------
Balance at January 31, 2007       8,599,461      $ 85,995     $10,453,099     $(10,243,956)        $(1,159,542)         $  (951,544)
                                  =========      ========     ===========     =============        ============         ============

See accompanying notes to condensed consolidated financial statements.



                                           ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                       Six months ended January 31,
Cash flows from operating activities:                                                   2007                  2006
                                                                                  ---------------      ---------------
         Net income                                                               $  (490,415)         $     26,384
         Discontinued operations, net of tax                                             -                      -
                                                                                  ---------------      ---------------
         Net income(loss) from continuing operations                                 (490,415)               26,384
         Adjustments to reconcile net income to net cash
           used in operating activities:
         Depreciation of property, plant and equipment                                 234,705              175,678
         Common stock issued for interest on notes                                        -                  18,275
         Common stock issued for services                                                 -                 131,750
         Changes in operating assets and liabilities:
                Accounts receivable                                                    789,135             (864,190)
                Inventories                                                             66,949           (1,573,151)
                Prepaid expenses                                                        38,112              (45,475)
                Other assets                                                          (150,437)             (88,153)
                Accounts payable                                                      (452,566)           1,124,821
                Customer deposits                                                         -                 434,004
                Accrued liabilities                                                     34,272              157,523
                Accrued pension plan                                                    27,000               26,000
                                                                                  ---------------      ---------------
Net cash used in operating activities                                                   96,755             (476,534)
                                                                                  ---------------      ---------------
Cash flows from investing activities:
         Purchase of equipment                                                            -                (130,404)
         Investments in affiliates                                                     (82,163)              43,708
         Certificates of deposits                                                         -                   1,970
                                                                                   ---------------     ---------------
Net cash used in investing activities                                                  (82,163)             (84,726)
                                                                                   ---------------     ---------------
Cash flows from financing activities:
         Proceeds for issuance of common stock and warrants                            126,460              225,000
         Proceeds from officer                                                          67,100              (20,135)
         Payments on long-term obligations                                            (152,988)             (22,382)
         Net change on notes payable                                                  (612,635)             265,729
         Minority interest in subsidiary                                                 -                   13,306
                                                                                    ---------------    ---------------
Net cash provided by (used in) financing activities                                   (572,063)             461,518
                                                                                   ---------------    ---------------
Net cash provided by discontinued operations                                              -                    -
                                                                                   ---------------    ---------------
Net increase (decrease) in cash and cash equivalents                                  (534,789)             (99,742)
Cash and cash equivalents - beginning of period                                        536,723              200,455
                                                                                   ---------------    ---------------
Cash and cash equivalents - end of period                                            $   1,934         $    354,689
                                                                                   ===============    ===============
Supplemental disclosures of cash flow information:
         Cash paid during the period for interest                                    $ 180,304         $    149,816
                                                                                   ---------------    ---------------

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

LMT, operating in the Contract Manufacturing sector, provides precision sheet metal fabrication and assembly for a diverse customer base, including telecom and networking cabinetry, electrical controls and other functional and aesthetic sheet metal applications. The Company uses some manufacturer's representatives, but has primarily grown the revenue from existing customers. Raw material generally consists of standard sheet metal and general purpose fittings and connectors available from general hardware and steel distributors. Currently, the Company has two customers that represented over 39% and 16% of its total revenue for the six months ended January 31, 2007.

The Company has employed a strategy to merge operational functions wherever possible with the short term objective of operating a single manufacturing group serving both owned proprietary products and external customers through a common organization. Consolidation of the organizations has been completed and migration of the manufacturing systems into one common system is an ongoing effort.

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC") for inclusion in the Company's quarterly report on Form 10-QSB. The accompanying financial statements reflect all adjustments of a

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods.

The statements were prepared using accounting principles generally accepted in the United States of America. As permitted by the SEC, the statements depart from generally accepted accounting disclosure principles in that certain data is combined, condensed or summarized that would otherwise be reported separately.

NOTE B - INVENTORIES

     Inventories are comprised as follows:

                                   January 31, 2007             July 31, 2006
                                   ----------------             -------------

       Raw materials                  $    740,343             $     939,848
       Work in process                     202,403                   220,717
       Finished goods                    1,378,264                 1,197,394
                                     --------------            --------------
       Allowance for obsolescence         (190,000)                 (160,000)
                                     --------------            --------------
          Total inventory            $   2,131,010             $   2,197,959
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

NOTE C - IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

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

The total carrying value of the assets held for sale as of January 31, 2007 is the net book value of $344,831 and is included in long-term assets. Based on appraisals and independent comparative sales reports, the Company believes that the fair market value for these assets exceeds $400,000. As of March 22, 2007, the Company has a contract for the sale of the building located at 410 South
Kirby Street, in Garland, Texas. The offered price is $447,000, and the Company expects expenses to be approximately $77,000. This contract is cancelable, and the buyer may not perform, or may not be able to secure financing to complete the transaction.

The  following  is  the  carrying   value  of  assets  held  for  sale  and  the
corresponding liabilities at January 31, 2007.

                                   Carrying              Current             Long-term                Total
                                     value             liabilities          liabilities            Liabilities
                                   --------            -----------          -----------            -----------
    Paris building             $    324,234          $    22,761          $     236,558           $    259,319
    Garland building                 20,597                9,861                316,441                326,302
                               ------------          -----------          -------------           ------------
    Total                      $    344,831          $    32,622          $     552,999           $    585,621
                               ============          ===========          =============           ============

NOTE D - CONTINGENCIES

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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

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

NOTE E - INDUSTRY SEGMENT DATA

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

                                                     Three months ended                             Six months ended
                                                         January 31,                                  January 31,
                                                  2007                  2006                2007                2006
                                           -------------        -------------      -------------        -------------
Operating revenues:
      Utility Products                     $     243,974        $     513,146      $     716,997        $   1,031,973
      Contract Manufacturing                   1,644,464            2,267,188          3,300,245            3,669,534
                                           -------------        -------------      -------------        -------------
      Total sales                          $   1,888,438        $   2,780,294      $   4,017,242        $   4,701,407
                                           =============        =============      =============        =============
Operating income (loss):
      Utility Products                     $    (111,297)       $    (152,687)     $    (113,970)       $    (170,942)
      Contract Manufacturing                     356,428              838,439            403,463              696,689
                                           -------------        -------------      -------------        -------------
Income from operations                           245,131              685,752            289,493              525,747
General corporate expenses                      (345,235)            (377,887)          (556,039)            (520,392)
Minority interest in subsidiary                      -                (16,512)              -                 (13,306)
Total other income (expense)                    (232,125)             (73,216)          (223,869)              34,335
                                           -------------        -------------      -------------        -------------
Net income                                 $    (232,125)       $     218,137      $    (490,415)       $      26,384
                                           =============        =============      =============        =============


NOTE F - RELATED PARTY TRANSACTIONS

The following is a summary of advances to and from affiliated companies included in other assets at January 31, 2007 and July 31, 2006:

                                        January 31, 2007           July 31, 2006
                                        ----------------           -------------
Net Due To Affiliates -
Interfederal Capital, Inc.                    $  411,432              $  493,595
                                              ==========              ==========
Net Payable to Officers                       $   67,100                    -
                                              ==========              ==========

Interfederal Capital, Inc. (Interfederal), a Texas corporation, is managed under a voting trust by S. Mort Zimmerman and ownership is held by his wife and four
(4) children.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

The following is a summary of advances to and from affiliated companies included in other assets at October 31, 2006 and July 31, 2006:

                                       October 31, 2006            July 31, 2006
                                       ----------------            -------------

Net Due To Affiliates -
Interfederal Capital, Inc.                   $  411,432               $  493,595
                                             ==========               ==========
Net Payable to Officers                      $   67,100               $      -
                                             ==========               ==========

Interfederal Capital, Inc. (Interfederal), a Texas corporation, is managed under a voting trust by S. Mort Zimmerman and ownership is held by his wife and four
(4) children.  Interfederal has loaned the Company $493,595 as of July 31, 2006.

Interfederal, S. Mort Zimmerman individually and/or Daniel A. Zimmerman individually have guaranteed the Company's lines of credit, real estate and equipment loans that were obtained during the years ended July 31, 2003, 2005 and 2006.

The Company has a payable of $67,100 that is due to Daniel A. Zimmerman as of January 31, 2007 which was used to fund various payables of the Company.

The Company has pledged a certificate of deposit in the amount of $100,000 for a loan in the name of DOL Resources, Inc., a publicly held corporation in which Electric & Gas Technology, Inc. owns a 19.9% equity interest. The note is currently being serviced by Glauber Management, an affiliate of DOL, and the Company believes that Glauber has sufficient resources to continue servicing the debt. The carrying value on the balance sheet for DOL is $1 at January 31, 2007 and July 31, 2006.



NOTE G - REVENUE RECOGNITION POLICIES

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

NOTE H - SUBSEQUENT EVENTS

None.

NOTE I - INCOME TAXES

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

Results of operations

Summary. The Company reported revenues of $1,888,438 and $4,017,242 for the three and six months ended January 31, 2007, respectively. This compares to revenues of $2,780,334 and $4,701,507 for the same periods in 2006. The decrease in revenue is primarily attributed to an decrease in customer demand in both segments of the business.

Total other expense of $132,021 and $223,869 for the three and six months ended January 31, 2007, respectively, was reported by the Company. This compares to the total other income (expense) of ($73,216) and $34,335 for the same periods in 2006. The significant increase in the six months ended January 31, 2007 is due primarily to a gain on a one time settlement of a civil action during the first quarter of 2006.

The Company reported a net loss from continuing operations of $232,125 and $490,415 for the three and six months ended January 31, 2007, respectively. This compares to a net income from continuing operations of $218,137 and $26,384 for the same periods in 2006. The decreases in income from continuing operations is due primarily to a decrease in revenues during the period.

Gross margins for the Company decreased from 42.99% and 32.16% for the three and six months ended January 31, 2006, respectively, to 20.28% and 22.59% for the three and six months ended January 31, 2007, respectively. Gross margins decreased as the result of receiving orders with lower gross margin.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

Selling, general and administrative expenses as a percent of revenues decreased from 31.92% and 32.04% for the three and six months ended January 31, 2006, respectively to 28.45% and 30.49% for the three and six months ended January 31, 2007, respectively. The change for the six months is a result of an decrease in expenses due to the issuance of stock to employees in 2006, while none was issued in 2007.

The following table represents the changes [increase/(decrease)] in operating revenues, operating income/(loss) and income/(loss) from continuing operations by the respective industry segments when compared to the previous period:

                                                      Three months ended                     Six months ended
                                                       January 31, 2007                      January 31, 2007

                                                   Increase/          Percent            Increase/            Percent
                                                  (Decrease)                            (Decrease)
                                             ---------------     ---------------    ---------------       ---------------
      Operating revenue:
           Utility Products                  $     (269,172)          (52.46%)      $    (314,976)           (30.52%)
           Contract Manufacturing                  (622,724)          (27.47%)           (369,289)           (10.06%)
                                             ---------------     ---------------    ---------------       ---------------
           Total sales                       $     (891,896)          (32.08%)      $    (684,265)           (14.55%)
                                             ===============     ===============    ===============       ===============
      Operating income (loss):
           Utility Products                  $       41,390            27.11%       $      56,972            (33.33%)
           Contract Manufacturing                  (482,011)          (57.49%)           (293,226)           (42.06%)
                                             ---------------     ---------------    ---------------       ---------------
      Income from operations                       (440,621)          (64.25%)           (236,254)           (44.94%)
      General corporate expenses                     32,652             8.64%             (35,647)             6.85%
      Minority interest in subsidiary                16,512               -                13,306               -
      Other income, net                             (58,805)           80.32%            (258,204)          (752.01%)
                                             ---------------     ---------------    ---------------       ---------------
      Net income (loss)                      $     (450,262)         (206.41%)      $    (516,799)        (1,958.76%)
                                             ===============     ===============    ===============       ===============

Utilities Products - This segment reported a decrease in revenue of $269,172 and $314,976 with operating income being reduced by $41 and ($127,690) for the three and six months ending January 31, 2006, respectively. The increase in revenue for the three months ended was the result of an increase in customer demand concentrated in the three months ended January 31, 2006. The decrease in operating profit is primarily due to increased engineering activities to develop new products.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

Contract Manufacturing - In this segment, revenues decreased $622,724 and $369,289 while operating loss increased by $482,011 and $293,226 for the three and six months ended January 31, 2007, respectively. The decreases in revenue were due primarily to the reduction in revenue from the $2.5 million contract awarded to this segment in 2006, of which, $0.8 million in revenues was recognized during the three months ended January 31, 2006.

This segment has begun an initiative to enhance its sales effectiveness and broaden its range of services offered. It is exploring opportunities to develop or acquire proprietary products. Current facilities and capital equipment base will support substantial increases in business.

Corporate overhead expenses increased(decreased) by ($32,652) and $35,647 for the three and six months ended January 31, 2007 (respectively), relative to the corresponding three and six month periods respectively in the prior year. These changes reflect the reduction in staff, offset by the cost of the building and contract manufacturing management costs in the corporate entity.

Other income decreased by $58,805 and $258,204 for the three and six months ended January 31, 2007 (respectively), relative to the same periods in the prior year. The net decrease is due primarily to a gain on investment the Company recorded during the six months ended January 31, 2006 which was a one time opportunity.

Liquidity and Capital Resources

The Company's current assets are $3,191,768 at January 31, 2007, as compared to $4,620,753 at July 31, 2006, which is an decrease of $1,428,985. Current liabilities decreased from July 31, 2006 to January 31, 2007 by $1,245,740, contributing to a decrease in working capital (current assets less current liabilities) to ($1,181,249) at January 31, 2007 as compared to ($998,004) at July 31, 2006. This is primarily the result of increases in losses.

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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

Capital Expenditures

For fiscal 2007, the Company anticipates no significant capital expenditures.

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

ELECTRIC & GAS TECHNOLOGY, INC.
/s/ Daniel A. Zimmerman
Daniel A. Zimmerman
President and
Chief Executive Officer
Dated: March 23, 2007