Form 10QSB
period 2007-04-30
ELECTRIC & GAS TECHNOLOGY INC
filed 2007-06-19
CIK 785819

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 2007

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

The number of shares outstanding of each of the Issuer's Classes of Common Stock, as of April 30, 2007:

Common - $0.01 Par Value - 8,599,461

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES



Index to Form 10-QSB
For the Quarter Ended April 30, 2007
Part I - Financial Information                                              Page

The accompanying condensed consolidated financial statements have not been reviewed by our auditors.

Item 1. Condensed Consolidated Financial Statements:

     (a)  Condensed  Consolidated  Balance Sheets at April 30, 2007
          (unaudited)and July 31, 2006                                         3

     (b)  Condensed  Consolidated  Statements  of Income  for the
          three and nine months ended April 30, 2007 (unaudited)
          and April 30, 2006 (unaudited)                                       4

     (c)  Condensed  Consolidated  Statement of Changes in Stockholders'
          Deficit for the nine months ended April 30, 2007 (unaudited)         5

     (d)  Condensed  Consolidated  Statements  of Cash Flows for the
          nine months ended April 30, 2007 (unaudited) and
          April 30, 2006 (unaudited)                                           6

     (e)  Notes to Condensed Consolidated Financial Statements (unaudited)  7-13

Item 2. Management's  Discussion and Analysis of Financial Condition
        and Results of Operations                                          14-17

Item 3. Controls and Procedures                                               18

Part II - Other Information

Item 1. Legal Proceedings                                                     19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           19

Item 3. Defaults Upon Senior Securities                                       19

Item 4. Submission of Matters to Vote of Security Holders                     19

Item 5. Other Information                                                     19

Item 6. Exhibits and Reports on Form 8-K                                      20

Signature (Pursuant to General Instruction E)                                 20

Certifications                                                             21-24

All other items called for by the instructions are omitted as they are either not applicable, not required, or the information is included in the Condensed Financial Statements or Notes thereto.



                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                                                April 30, 2007   July 31, 2006
                                                                                --------------   -------------
                               ASSETS                                            (Unaudited)



CURRENT ASSETS
            Cash and cash equivalents                                            $       --      $    536,723
            Accounts receivable, net                                                  809,239       1,774,113
            Inventories                                                             1,703,311       2,197,959
            Prepaid expenses                                                           43,814         111,958
            Other assets - current                                                      5,557            --
                                                                                 -------------   -------------
                      Total current assets                                          2,561,921       4,620,753
                                                                                 -------------   -------------
PROPERTY, PLANT AND EQUIPMENT, net                                                  4,900,948       5,122,453
OTHER ASSETS
            Certificates of deposit, pledged                                             --           100,000
            Assets held for sale                                                      324,235         344,831
            Other assets                                                              284,989         152,449
                                                                                 -------------   -------------
                      Total other                                                     609,224         597,280
                                                                                 -------------   -------------
TOTAL ASSETS                                                                     $  8,072,093    $ 10,340,486
LIABILITIES AND STOCKHOLDERS' DEFICIT                                            =============   =============
CURRENT LIABILITIES
            Notes payable                                                        $    701,849    $  1,473,533
            Accounts payable                                                        1,937,237       2,293,119
            Accrued liabilities                                                       904,332         674,400
            Note payable to affiliate                                                 456,849         493,595
            Current maturities of long-term obligations                               307,140         324,003
            Current portion of minimum pension liability                              288,499         288,499
            Liabilities of discontinued operations                                     71,608          71,608
                                                                                 -------------   -------------
                      Total current liabilities                                     4,667,514       5,618,757
LONG-TERM OBLIGATIONS                                                            -------------   -------------
            Long-term obligations, less current maturities                          3,903,566       4,411,430
            Minimum pension liability                                                 952,043         898,043
                                                                                 -------------   -------------
                      Total long-term obligations                                   4,855,609       5,309,473
                                                                                 -------------   -------------
STOCKHOLDERS' DEFICIT
            Preferred stock, $10 par value, 5,000,000 shares authorized, none issued Common stock, $.01 par value, 30,000,000 shares authorized,
                 issued 8,599,461 and 8,242,461 shares respectively                    85,995          82,425
            Additional paid-in capital                                             10,453,099      10,242,469
            Accumulated deficit                                                   (10,830,582)     (9,753,096)
            Accumulated comprehensive losses                                       (1,159,542)     (1,159,542)
                                                                                 -------------   -------------
                      Total stockholders' deficit                                  (1,451,030)       (587,744)
                                                                                 -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $  8,072,093    $ 10,340,486
                                                                                 =============   =============



   See accompanying notes to the condensed consolidated financial statements.


                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)
                                                                           Three months ended             Nine months ended
                                                                                April 30,                     April 30,
                                                                           2007           2006           2007           2006
                                                                       --------------------------------------------------------

Sales                                                                  $ 1,508,294    $ 4,407,431    $ 5,524,390    $ 9,108,838
Cost of goods sold                                                       1,839,746      4,446,277      4,950,804      7,635,940
                                                                       --------------------------------------------------------
      Gross profit                                                        (331,452)       (38,846)       573,586      1,472,898

Selling, general and administrative expenses                               514,142        624,944      1,739,721      2,131,333
                                                                       --------------------------------------------------------
Income from operations                                                    (845,594)      (663,790)    (1,166,135)      (658,435)
                                                                       --------------------------------------------------------
Other income (expense)
      Interest                                                            (104,781)       (99,630)      (285,085)      (232,943)
      Gain on sale of assets                                               369,827         73,281        369,827         73,281
      Settlement of civil action                                              --             --             --          170,000
      Loss on investments                                                                    --                         (1,9710)
      Other income (expense), net                                           (6,523)        24,760          3,907         24,378
                                                                       --------------------------------------------------------
Total other income (expense)                                               258,523         (1,589)        88,649         32,745
                                                                       --------------------------------------------------------
Net income(loss) from continuing operations before minority interest
      minority interest                                                   (587,071)      (665,379)    (1,077,486)        32,746
Minority interest in subsidiary                                               --           11,229           --           (2,077)
                                                                       --------------------------------------------------------
Net income(loss)                                                       $  (587,071)   $  (654,150)   $(1,077,486)   $  (627,766)
                                                                       ========================================================
Basic earnings per common share:
     Loss from continuing operations                                           N/A    $     (0.09)           N/A    $     (0.08)
          Net income(loss)                                             $     (0.07)   $     (0.09)   $     (0.13)   $     (0.08)
                                                                       ========================================================


     See accompanying notes to condensed consolidated financial statements.



                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the nine months ended April 30, 2007

                                   (Unaudited)



                                 Common                                                   Accumulated
                                 stock                                                       Other
                                 shares         Common      Paid-in       Accumulated    Comprehensive
                                 issued         stock       capital         Deficit         Losses            Total
                               ------------ ------------   ------------   ------------    ------------    ------------

Balance at July 31, 2006       8,242,461   $     82,425   $ 10,242,469   $ (9,753,096)   $ (1,159,542)   $   (587,744)

Stock issued for cash            357,000          3,570        210,630           --              --           214,200
Net loss                            --             --             --       (1,077,486)           --        (1,077,486)
                              ------------ ------------   ------------   ------------    ------------    ------------
Balance at April 30, 2007      8,599,461   $     85,995   $ 10,453,099   $(10,830,582)   $ (1,159,542)   $ (1,451,030)
                              ============ ============   ============   ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.



                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                               ---------------------------
                                                               Nine months ended April 30,
                                                               ---------------------------

Cash flows from operating activities:                               2007          2006
                                                               ------------   -----------

           Net income                                          $(1,077,486)   $ (627,766)
           Adjustments to reconcile net income to net cash
             used in operating activities:

           Depreciation of property, plant and equipment           353,720       266,708
           Gain on sale of assets                                 (369,827)         --

           Common stock issued for services                           --         211,167

           Changes in operating assets and liabilities:

                     Accounts receivable                           964,874      (739,852)
                     Inventories                                   494,648    (1,343,134)
                     Prepaid expenses                               62,587       (95,851)
                     Other assets                                 (132,540)      (86,296)
                     Accounts payable                             (355,882)    1,313,120
                     Customer deposits                                --         130,000
                     Accrued liabilities                           229,932       199,386
                     Accrued pension plan                           54,000        53,000
                                                               ------------   -----------
Net cash used in operating activities                             (224,026)     (719,518)
                                                               ------------   -----------

Cash flows from investing activities:

           Purchase of equipment                                  (132,215)     (295,154)
           Proceeds from sale of Kirby Building                    390,423          --
           Investments in affiliates                               (36,746)       61,997
           Idle facility                                              --          (4,375)
           Certificates of deposits                                100,000         1,970
                                                               ------------   -----------
Net cash used in investing activities                              321,462      (235,562)
                                                               ------------   -----------
Cash flows from financing activities:

           Proceeds for issuance of common stock and warrants      214,200       225,000
           Proceeds from officer                                      --         (13,416)
           Payments on long-term obligations                      (524,727)         (122)
           Net change on notes payable                            (771,684)      542,207
           Minority interest in subsidiary                            --           2,077


Net cash provided by (used in) financing activities             (1,082,211)      755,746
                                                               ------------   -----------
Net increase (decrease) in cash and cash equivalents              (536,723)     (199,334)

Cash and cash equivalents - beginning of period                    536,723       200,455
                                                               ============   ===========
Cash and cash equivalents - end of period                      $      --      $    1,121
                                                               ============   ===========
Supplemental disclosures of cash flow information:

           Cash paid during the period for interest            $   285,085    $  232,985
           Common stock issued for payment of long term debt          --         144,140
                                                               ------------   -----------

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

LMT, operating in the Contract Manufacturing sector, provides precision sheet metal fabrication and assembly for a diverse customer base, including telecom and networking cabinetry, electrical controls and other functional and aesthetic sheet metal applications. The Company uses some manufacturer's representatives, but has primarily grown the revenue from existing customers. Raw material generally consists of standard sheet metal and general purpose fittings and connectors available from general hardware and steel distributors. Currently, the Company has three customers that represented over 45%, 8% and 6% of its total revenue for the quarter ended April 30, 2007.

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

For basic earnings per share purposes, for the nine months ended April 30, 2007 and 2006, weighted average common stock shares outstanding totaled 8,480,461 and 7,630,825, respectively.

NOTE C - INVENTORIES

     Inventories are comprised as follows:

                                        April 30, 2007           July 31, 2006
                                        --------------           -------------

        Raw materials                    $    651,188            $    939,848
        Work in process                       278,474                 220,717
        Finished goods                        853,649               1,197,394
                                        --------------           -------------
        Allowance for obsolescence            (80,000)               (160,000)
                                        --------------           -------------
        Total inventory                  $  1,703,311            $  2,197,959
                                        ==============           =============



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

In the quarter ended April 30, 2007 the amount of $359,219 was written off as obsolete or slow moving and subsequently destroyed and or sold for scrap. Additional write downs will be recorded in the fourth quarter.

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

The Company has sold the former Reynolds occupied and owned building situated on 40,000 square feet of land in Garland, Texas. The building was sold for $475,000 providing a gain on sale of $369,827 and paying the balance on a note for which the building was held as security.

The total carrying value of the assets held for sale as of April 30, 2007 is the net book value of $324,235 and is included in other assets. Based on appraisals and independent comparative sales reports, the Company believes that the fair market value for these assets exceeds $350,000. As of April 30, 2007, the Company is in default on the SBA loan on the property located in Paris, Texas and expects the value of the land to be approximately the value of the note in default.

The  following  is  the  carrying   value  of  assets  held  for  sale  and  the
corresponding liabilities at April 30, 2007.

                          Carrying       Current      Long-term        Total
                           value       liabilities   liabilities    Liabilities
                       -----------     -----------   -----------    -----------
    Paris building     $  324,235      $  22,761     $  243,264     $  266,025



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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

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

                                             Three months ended                    Nine months ended
                                                 April 30,                              April 30,
                                           2007               2006              2007               2006
                                      -----------        -----------        -----------        -----------

Operating revenues:
       Utility Products               $   348,301        $   533,264        $ 1,065,298        $ 1,565,137
       Contract Manufacturing           1,158,847          3,874,167          4,459,092          7,543,701
                                      -----------        -----------        -----------        -----------
       Total sales                    $ 1,507,148        $ 4,407,431        $ 5,524,390        $ 9,108,838
                                      ===========        ===========        ===========        ===========
Operating income (loss):
       Utility Products               $  (361,955)       $  (150,981)       $  (475,890)       $  (321,923)
       Contract Manufacturing            (233,955)          (370,997)           169,508            325,692
                                      -----------        -----------        -----------        -----------
Income from operations                   (595,875)          (521,978)          (306,382)             3,769
General corporate expenses               (249,719)          (141,812)          (859,753)          (662,204)
Minority interest in subsidiary              --               11,229               --               (2,077)
Total other income (expense)              258,523             (1,589)            88,649             32,746
                                      -----------        -----------        -----------        -----------
Net income                            $  (587,071)       $  (654,150)       $(1,077,486)       $  (627,766)
                                      ===========        ===========        ===========        ===========


NOTE H - RELATED PARTY TRANSACTIONS

The following is a summary of advances to and from affiliated companies included in other assets at April 30, 2007 and July 31, 2006:

                                   April 30, 2007        July 31, 2006

Net Due To Affiliates -
    Interfederal Capital, Inc.     $  456,849             $  493,595


Interfederal Capital, Inc. (Interfederal), a Texas corporation, is managed under a voting trust by S. Mort Zimmerman and ownership is held by his wife and four
(4) children.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


Interfederal Capital, Inc. (Interfederal), a Texas corporation, is managed under a voting trust by S. Mort Zimmerman and ownership is held by his wife and four
(4) children. Interfederal has loaned the Company $456,849 as of April 30, 2007.

Interfederal, S. Mort Zimmerman individually and/or Daniel A. Zimmerman individually have guaranteed the Company's lines of credit, real estate and equipment loans that were obtained during the years ended July 31, 2003, 2005 and 2006.

The Company had pledged a certificate of deposit in the amount of $100,000 for a loan in the name of DOL Resources, Inc., a publicly held corporation in which Electric & Gas Technology, Inc. owns a 19.9% equity interest. The note was being serviced by Glauber Management, an affiliate of DOL. The note was paid during the period ending April 30, 2007.



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

NOTE J - SUBSEQUENT EVENTS

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


NOTE K - INCOME TAXES

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

Results of operations

Summary. The Company reported revenues of $1,507,148 and $4,017,242 for the three and nine months ended April 30, 2007, respectively. This compares to revenues of $4,407,431 and $9,108,838 for the same periods in 2006. The increase in revenue is primarily attributed to an increase in customer demand, especially in the Contract Manufacturing segment.

Total other income of $258,523 and $88,649 for the three and nine months ended April 30, 2007, respectively, was reported by the Company. This compares to the total other income (expense) of $(1,589) and $32,746 for the same periods in 2006. The significant increase in the three and nine months ended April 30, 2007 is due primarily to a gain on the sale of the building and land on Kirby Street.

The Company reported a net loss of $587,071 and $1,077,486 for the three and nine months ended April 30, 2007, respectively. This compares to a net loss of $654,150 and $627,766 for the same periods in 2006. The three month decrease in loss is due to the gain on sale of the building on Kirby street offset by a write down of excess and obsolete inventory of $359,219. The increase in loss for the nine months is due primarily to the write down for excess and obsolete inventory, increased selling, general and administrative expenses offset by the gain on sale of building on Kirby Street.

Gross margins for the Company decreased from (0.88%) and 16.17% for the three and nine months ended April 30, 2007, respectively, to (21.98%) and 10.38% for the three and nine months ended April 30, 2007, respectively. Gross margins decreased as the result of the write down of inventory for excess and obsolescence of approximately $359,219.

Inventories have decreased in raw materials, and finished goods during the nine months ended April 30, 2007. The decrease in inventories is a result of a $359,219 write down of inventory to allow for excess and obsolescence.

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

Selling, general and administrative expenses as a percent of revenues increased from 14.18% and 23.40% for the three and nine months ended April 30, 2007, respectively to 34.09% and 31.49% for the three and nine months ended April 30, 2007, respectively. The change for the nine months is a result of the significant decrease in sales.

The following table represents the changes [increase/(decrease)] in operating revenues, operating income/(loss) and income/(loss) from continuing operations by the respective industry segments when compared to the previous period:

                                                Three months ended              Nine months ended
                                                  April 30, 2007                  April 30, 2007
                                   Increase/ (Decrease)   Percent     Increase/ (Decrease)   Percent
                                      -------------    -------------     -------------    -------------

      Operating revenue:
        Utility Products              $   (184,963)         (34.69%)     $   (499,839)         (31.94%)
        Contract Manufacturing          (2,714,174)         (70.06%)       (3,084,609)         (40.89%)
                                      -------------    -------------     -------------    -------------
        Total sales                   $ (2,899,137)         (65.78%)     $ (3,584,448)         (39.35%)
                                      =============    =============     =============    =============
Operating income (loss):
        Utility Products              $   (210,939)         NA           $   (153,967)         NA
        Contract Manufacturing             137,042          NA               (156,184)         NA
                                      -------------    -------------     -------------    -------------
Income from operations                     (73,897)         NA               (310,151)         NA
General corporate expenses                 107,907          NA                310,151          NA
Minority interest in subsidiary            (11,229)         NA                  2,077          NA
Other income, net                          260,112          NA                 55,903          NA
                                      -------------    -------------     -------------    -------------
Net income (loss)                     $     67,079          NA           $   (118,543)         NA
                                      =============    =============     =============    =============



Utilities Products - This segment reported a decrease in revenue of $184,963 and $499,839 with operating income being reduced by $210,939 and $153,967 for the three and nine months ending April 30, 2007, respectively. The decrease in revenue was the result of a decrease in customer demand due to changes in the existing product end markets. The decrease in operating profit is due primarily to decreased sales and write off of inventory for salability and obsolescence.


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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES


Contract Manufacturing - In this segment, revenues decreased $2,714,174 and $3,084,609 while operating profit increased/(decreased) by $137,042 and
($156,184) for the three and nine months ended April 30, 2007, respectively. These decreases in revenue were due primarily to the additional revenue from the $2.5 million contract awarded to this segment, of which, $0.8 million in revenues was recognized during the three months ended April 30, 2006.

This segment has begun an initiative to enhance its sales effectiveness and broaden its range of services offered. It is exploring opportunities to develop or acquire proprietary products. Current facilities and capital equipment base will support substantial increases in business.

Corporate overhead expenses increased by $107,907 and $197,549 for the three and nine months ended April 30, 2007 respectively, in comparison to the corresponding three and six month periods in the prior year. This increase is primarily the result of requirements of the Sarbanes-Oxley act.

Other income increased by $260,112 and $55,903 for the three and nine months ended April 30, 2007 respectively, relative to the same periods in the prior year. The net increase is due primarily to a gain on the sale of the building on Kirby street, offset by increased interest expense during the nine months ended April 30, 2007.

During the fiscal year ending July 31, 2006, the Company accepted the outstanding shares of Logic Metals Technology, Inc. common stock in exchange for 60,000 shares of the Company's common stock. This increased the position of the Company from 98.1% to 100.0% ownership of Logic Metals Technology, Inc.

Liquidity and Capital Resources

The Company's current assets are $2,561,921 at April 30, 2007, as compared to $4,620,753 at July 31, 2006, which is a decrease of $2,058,832. Current liabilities decreased from July 31, 2006 to April 30, 2007 by $951,243, contributing to a decrease in working capital (current assets less current liabilities) to ($2,105,493) at April 30, 2007 as compared to ($998,004) at July 31, 2006. This is primarily the result of a significant decrease in current assets consisting of decreases in cash and equivalents, accounts receivable and inventories with a smaller decrease to current liabilities.

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

                ELECTRIC & GAS TECHNOLOGY, INC. AND SUBSIDIARIES

Capital Expenditures

For fiscal 2007, the Company anticipates no additional capital expenditures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Compnay has received notice of default on a loan secured by the Paris. Texas property. The principal and interest due at April 30, 2007 is $266,000. The Company is negotiating with two interested third parties and the lender to sell the property. In the event that a sale is not consummated the Company will write off the carrying value of the property in the fourth quarter.

An unsecured promissory note in the amount of $125,000 from an accredited investor matured on March 18, 2007. The principal and interest is past due. The company is endeavoring to restructure the note to the satisfaction of the lender.



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

ELECTRIC & GAS TECHNOLOGY, INC.
/s/ Daniel A. Zimmerman
-----------------------
Daniel A. Zimmerman
President and
Chief Executive Officer
Dated: June 19, 2007